Form 10-K
period 2020-12-31
Dream Finders Homes, Inc.
filed 2021-03-30
CIK 1825088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to                      .

Commission file number 001-39916

DREAM FINDERS HOMES, INC.

(Exact name of registrant as specified in its charter)

Delaware	85-2983036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14701 Philips Highway, Suite 300, Jacksonville, FL	32256
(Address of principal executive offices)	(Zip code)

(904) 644-7670
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered

Class A Common Stock, par value $0.01 per share	DFH	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of March 25, 2021, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was approximately $392.4 million based on the closing price of such stock on such date as reported on the NASDAQ Global Select Market. As of March 25, 2021, there were 32,295,329 shares of the registrant’s Class A common stock, par value $0.01 per share, issued and outstanding and 60,226,153 shares of the registrant’s Class B common stock, par value $0.01 per share, issued and outstanding.

PART I

Explanatory Note

Unless otherwise indicated or the context requires, “DFH,” “Dream Finders,” the “Company,” “we,” “our” and “us” refer collectively to Dream Finders Homes, Inc. and its subsidiaries. On January 25, 2021, we completed an initial public offering (the “IPO”) of 11,040,000 shares of our Class A common stock. As a result of the reorganization transactions in connection with the IPO, for accounting purposes, our historical results included herein present the combined assets, liabilities and results of operations of Dream Finders Homes, Inc. since the date of its formation and Dream Finders Holdings LLC, a Florida limited liability company (“DFH LLC”) and its direct and indirect subsidiaries prior to the IPO.

ITEM 1.	BUSINESS

General

We design, build and sell homes in high growth markets, including Jacksonville, Orlando, Denver, the Washington D.C. metropolitan area, Austin, Charlotte and Raleigh. We employ an asset-light lot acquisition strategy with a focus on the design, construction and sale of single-family entry-level, first-time move-up and second-time move-up homes. To fully serve our homebuyer customers and capture ancillary business opportunities, we also offer title insurance and mortgage banking solutions.

Our asset-light lot acquisition strategy enables us to generally purchase land in a “just-in-time” manner with reduced up-front capital commitments, which in turn has increased our inventory turnover rate, enhanced our strong returns on equity and contributed to our impressive growth.

Since breaking ground on our first home on January 1, 2009 during an unprecedented downturn in the U.S. homebuilding industry, we have closed over 10,400 home sales through December 31, 2020 and have been profitable every year since inception. For the year ended December 31, 2020, we received 4,186 net new orders, an increase of 2,047, or 95.7%, as compared to the 2,139 net new orders received for the year ended December 31, 2019. For the year ended December 31, 2020, we closed 3,154 homes, an increase of 1,106, or 54.0%, as compared to the 2,048 homes closed for the year ended December 31, 2019. As of December 31, 2020, our backlog of sold homes was 2,424. In addition, as of December 31, 2020, we owned and controlled over 22,000 lots. Our owned and controlled lot supply is a critical input to the future revenue of our business.

The following is a summary of our history:

2009 – We began operations building homes in the Jacksonville, Florida market

2013 – We surpassed 1,000 cumulative home closing and entered the Savannah, Georgia market

2014 – We entered the Denver, Colorado market

2015 – We entered the Austin, Texas and Orlando, Florida markets

2017 – We entered the Washington D.C. metropolitan area market, with a particular focus on the Northern Virginia and Maryland markets

May 2019 – We entered the Hilton Head and Bluffton, South Carolina markets with our acquisition (the “VPH Acquisition”) of Village Park Homes, LLC (“Village Park Homes”)

September 2020 – Dream Finders Homes, Inc. was formed

October 2020 – We entered the Charlotte, Fayetteville, Raleigh, the Triad (consisting of Greensboro, High Point and Winston-Salem, North Carolina) and Wilmington, North Carolina and Myrtle Beach, South Carolina markets with our acquisition (the “H&H Acquisition”) of the homebuilding business (“H&H Homes”) of H&H Constructors of Fayetteville, LLC, a North Carolina limited liability company (“H&H LLC”)

January 2021 – We completed our IPO and certain reorganization transactions in connection with our IPO

February 2021 – We expanded our presence in the Orlando, Florida market with our acquisition (the “Century Acquisition” and, together with the H&H Acquisition, the “Recent Acquisitions”) of Century Homes Florida, LLC (“Century Homes”)

Dream Finders Homes, Inc. is a Delaware corporation incorporated on September 11, 2020. Our principal executive offices are located at 14701 Philips Highway, Suite 300, Jacksonville, Florida 32256, and our telephone number is (904) 644-7670.

Initial Public Offering

On January 25, 2021, we completed the IPO of 11,040,000 shares of our Class A common stock at a price to the public of $13.00 per share, which was conducted pursuant to our Registration Statement on Form S-1 (File No. 333-251612), as amended, that was declared effective on January 20, 2021. The IPO provided us with net proceeds of $133.5 million. On January 25, 2021, we used the net proceeds from the IPO, cash on hand and borrowings under our Credit Agreement (as hereinafter defined) to repay (i) all borrowings under our then-existing 34 separate secured vertical construction lines of credit facilities totaling $319.0 million and upon such repayment terminated such facilities and (ii) the BOMN Bridge Loan (as hereinafter defined) used to finance the H&H Acquisition, totaling $20.0 million, plus contractual interest of $0.6 million.

Corporate Reorganization

In connection with the IPO and pursuant to the terms of the Agreement and Plan of Merger by and among the Company, DFH LLC and DFH Merger Sub LLC, a Delaware limited liability company and direct, wholly owned subsidiary of the Company, DFH Merger Sub LLC merged with and into DFH LLC with DFH LLC as the surviving entity. As a result of the merger, all of the outstanding non-voting common units and Series A preferred units of DFH LLC converted into 21,255,329 shares of Class A common stock of the Company, all of the outstanding common units of DFH LLC converted into 60,226,153 shares of Class B common stock of the Company and all of the outstanding Series B preferred units and Series C preferred units of DFH LLC remained outstanding as Series B preferred units and Series C preferred units of DFH LLC, as the surviving entity in the merger. We refer to this and certain other related events and transactions, as the “Corporate Reorganization”. In connection with the Corporate Reorganization, we made distributions to the members of DFH LLC for estimated federal income taxes of approximately $28 million on earnings of our predecessor, DFH LLC (which was a pass-through entity for tax purposes), for the period from January 1, 2020 through January 25, 2021 (the date of the Corporate Reorganization).

Immediately following the Corporate Reorganization, (1) the Company became a holding company and the sole manager of DFH LLC, with no material assets other than 100% of the voting membership interests in DFH LLC, (2) the holders of common units, non-voting common units and Series A preferred units of DFH LLC became stockholders of the Company, (3) the holders of the Series B preferred units of DFH LLC outstanding immediately prior to the Corporate Reorganization continued to hold all 7,143 of the outstanding Series B Preferred Units of DFH LLC, and (4) the holders of the Series C preferred units of DFH LLC outstanding immediately prior to the Corporate Reorganization continued to hold all 26,000 of the outstanding Series C preferred units of DFH LLC.

On January 27, 2021, we redeemed all 26,000 outstanding Series C preferred units of DFH LLC at a redemption price of $26.0 million, plus accrued distributions and fees of $0.2 million.

Business Opportunities

Our asset-light lot acquisition strategy enables us to generally purchase land in a “just-in-time” manner with reduced up-front capital commitments, which in turn has increased our inventory turnover rate, enhanced our strong returns on equity and contributed to our impressive growth. In addition, we believe our asset-light model reduces our balance sheet risk relative to other homebuilders that own a higher percentage of their land supply.

We select the geographic markets in which we operate our homebuilding business through a rigorous selection process based on our evaluation of positive population and employment growth trends, favorable migration patterns, attractive housing affordability, low state and local income taxes and desirable lifestyle and weather characteristics. Recently, we believe these favorable factors have been amplified by a general migration from urban areas to nearby suburbs in which we build homes, a trend that has increased further as a result of the COVID-19 pandemic. In addition, we have experienced an increase in entry-level homebuyers, who we believe are motivated to move out of their apartments or confined living areas and into more spacious homes in anticipation of spending more time at home with the increasing prevalence of remote-working arrangements as a result of the COVID-19 pandemic.

We operate an asset-light and capital efficient lot acquisition strategy and generally seek to avoid engaging in land development, which requires significant capital expenditures and can take several years to realize returns on the investment. Our strategy is intended to avoid the financial commitments and risks associated with direct land ownership and land development by allowing us to control a significant number of lots for a relatively low capital cost. We primarily employ two variations of our asset-light land financing strategy, finished lot option contracts and land bank option contracts, pursuant to which we secure the right to purchase finished lots at market prices from various land sellers and land bank partners, including through our joint ventures, by paying deposits based on the aggregate purchase price of the finished lots (typically 10% or less in the case of finished lot option contracts and 15% or less in the case of land bank option contracts). These option contracts generally allow us, at our option, to forfeit our right to purchase the lots controlled by these option contracts for any reason, and our sole legal obligation and economic loss as a result of such forfeitures is limited to the amount of the deposits paid pursuant to such option contracts and, in the case of land bank option contracts, any related fees paid to the land bank partner.

Our operations are currently organized into seven geographical divisions: Jacksonville, Orlando, DC Metro (consisting primarily of our homebuilding operations in the Washington D.C. metropolitan area), Colorado, Other (consisting primarily of our title operations and our homebuilding operations in Austin, Savannah and Village Park Homes markets), The Carolinas (H&H Homes) (consisting primarily of our homebuilding operations in Charlotte, Fayetteville, Raleigh, the Triad, Wilmington and Myrtle Beach) and Jet Home Loans (consisting of our mortgage banking joint venture). See “Note 13. Segment Reporting” to our consolidated financial statements. Our Jacksonville segment primarily consists of our Jacksonville, Florida homebuilding operations. Our Orlando segment primarily consists of our Orlando, Florida homebuilding operations. Our DC Metro segment primarily consists of our homebuilding operations in the greater Washington D.C. metropolitan area. Our Colorado segment primarily consists of our greater Denver homebuilding operations. Our Other segment primarily consists of our Austin, Texas, Hilton Head and Bluffton, South Carolina and Savannah, Georgia homebuilding operations and our title insurance brokerage business, DF Title. Our Jet Home Loans segment consists of our mortgage operations conducted through our mortgage banking joint venture, Jet Home Loans, LLC (“Jet LLC”). Our H&H Homes segment consists of our homebuilding operations in Charlotte, Fayetteville, Raleigh, the Triad (consisting of Greensboro, High Point and Winston-Salem, North Carolina) and Wilmington, North Carolina, and Myrtle Beach, South Carolina.

We are focused on controlling a capital efficient land pipeline sufficient to meet our growth objectives. We believe our asset-light land financing strategy represents a capital efficient platform that allows us to effectively capitalize on growth opportunities in both new and existing markets. Our culture of building and developing external relationships with land sellers, developers and land finance partners enhances our success in both sourcing and executing finished lot and land bank option contracts that are fundamental to this strategy. We believe these arrangements reduce our exposure to economic down cycles and risks associated with direct land ownership and land development, and increase optionality to effectively manage our pipeline of finished lots. We intend to continue to emphasize the development of strong external relationships and execute on our asset-light land financing strategy to take advantage of the proven capital efficiencies this strategy provides.

We are focused on customer satisfaction and ensuring that each customer’s experience exceeds his or her expectations. We seek to maximize customer satisfaction by providing attentive one-on-one customer service throughout the home buying process, empowering our customers with flexibility to personalize their homes and actively soliciting feedback from all of our customers. Our emphasis on adapting to meet potential homebuyer needs led to increased use of our virtual home tours beginning in April 2020, which has become an increasingly popular and effective marketing strategy following the outbreak of the COVID-19 virus in March 2020. In addition, we launched our “Stay Home & Buy a Home” program in April 2020 as another means for customers to safely and efficiently purchase a new home without leaving their current home. We believe these efforts have been crucial to our ability to sell homes during the COVID-19 pandemic. Ultimately, the willingness of our customers to refer friends and family to us as homebuyers is a direct result of customer satisfaction, and we will continue to strive to ensure that each of our customers will make such referrals without reservation.

Jet LLC, offers financing to our homebuyers and helps us more effectively convert backlog into home closings. We believe Jet LLC provides a distinct competitive advantage relative to homebuilders without holistic mortgage solutions for clients, as many of our homebuyers seek an integrated home buying experience. Jet LLC allows us to use mortgage finance as an additional sales tool, it helps ensure and enhance our customer experience, it allows us to prequalify buyers early in the home buying process and it provides us better visibility in converting our sales backlog into closings. We believe that Jet LLC will continue to be a meaningful source of incremental revenues and profitability for us, and we have the ability to acquire our partner’s 51% interest in Jet LLC in the future at our option.

Our Products and Customers

Our Homes and Homebuyers

We offer a range of single-family homes in each of our markets, with a core focus on entry-level and first-time move-up homebuyers and offerings for second-time move-up and luxury homebuyers. Our homebuilding business is driven by our commitment to building high quality homes at affordable prices in attractive locations while delivering excellent customer service that empowers our customers with the flexibility to personalize our desirable open floor plans with a wide array of finishes and upgrades to best fit their distinctive tastes and unique needs. Price points in our markets vary for entry-level, first-time move-up and second-time move-up homebuyers.

The following table presents our home closings by homebuyer profile for the years ended December 31, 2020 and December 31, 2019, respectively.

	Year Ended December 31,
	2020		2019		2018
Homebuyer Profile	Number of Home Closings	% of Total	Number of Home Closings	% of Total	Number of Home Closings	Number of Home Closings
Entry-level	1,675	53%	928	45%	541	38%
First-time Move-up	1,053	33%	791	39%	611	43%
Second-time Move-up(1)	426	14%	329	16%	256	18%
Total	3,154	100%	2,048	100%	1,408	100%

(1)	Includes 19 and 11 custom home closings for the year ended December 31, 2020 and the year ended December 31, 2019, respectively.

Our Active Communities

We define an active community as a community where we have recorded five net new orders or a model home is currently open to customers. A community is no longer active when we have less than five home sites to sell to customers. Active community count is an important metric to forecast future net new orders for our business. As of December 31, 2020, we had 126 active communities, a year over year increase of 41 communities, or 48%, when compared to our 85 active communities at December 31, 2019. Average monthly sales per community for the year ended December 31, 2020 were 4.1, an increase of 2.2, or 54%, from 1.9 average monthly sales per community during the year ended December 31, 2019.

Our Title Insurance Business

Our wholly owned subsidiary, DF Title, LLC d/b/a Golden Dog Title & Trust (“DF Title”), is a licensed title insurance agency that provides closing, escrow and title insurance services. Our philosophy is to maintain a systematic approach to workflow management with a high level of care and communication during the closing process, thereby aiming to deliver an exceptional experience to each of our customers. DF Title is involved primarily in residential real estate transactions, including newly built homes, resale transactions and refinancings.

DF Title operates seven closing offices: four located in Florida: Jacksonville, Fleming Island, Amelia Island and Orlando; two located in Colorado: Longmont and Littleton; and one in Bluffton, South Carolina. DF Title’s staff includes attorneys, state licensed title agents, escrow officers and experienced support staff with over 200 years of collective closing experience. Closing, escrow and title insurance is primarily regulated at a state level, requiring that operations be conducted by skilled attorneys and/or licensed title insurance agents. Expansion of title operations into other markets is ongoing and consideration of new markets is driven by unit volume, average sales price for homes sold in the market and difficulty in regulatory compliance.

Our Mortgage Banking Business

Our mortgage banking joint venture, Jet LLC, underwrites and originates home mortgages across our geographic footprint. We own a 49% interest in Jet LLC, and our joint venture partner, FBC Mortgage, LLC, an Orlando-based mortgage lender, owns the remaining 51% interest and performs a number of back office functions, such as accounting, compliance and secondary marketing activities. Prior to October 1, 2020, our joint venture partner was Prime Lending Corp., a Dallas-based mortgage lender.

FBC Mortgage LLC has been approved by the Federal Housing Administration (“FHA”), the Veterans Administration (“VA”) and the U.S. Department of Agriculture (“USDA”) to originate mortgages that are insured and/or guaranteed by these entities. Jet LLC originates conforming and non-conforming mortgages for our homebuyers, as well as customers purchasing homes from third-party sellers. Jet LLC loan officers assist customers in identifying various loan options that meet their home financing goals, and Jet LLC underwriters assess borrowers’ ability to meet repayment options of various loans. When customers elect to finance the purchase of their home with a mortgage, Jet LLC has historically captured 60-70% of loan originations.

For the year ended December 31, 2020, Jet LLC originated and funded 1,961 home loans with an aggregate principal amount of approximately $564.0 million as compared to 1,606 home loans with an aggregate principal amount of approximately $436.0 million for the year ended December 31, 2019. For the years ended December 31, 2020 and 2019, respectively, Jet LLC had net income of approximately $16.0 million and $4.5 million. Our interest in Jet LLC is accounted for under the equity investment method and is not consolidated in our consolidated financial statements, as we do not control, and are not deemed the primary beneficiary of, the variable interest entities (“VIE”). See “Note 11. Variable Interest Entities and Investments in Other Entities” to our consolidated financial statements included elsewhere in this prospectus for a description of our joint ventures, including those that were determined to be VIEs, and the related accounting treatment.

Land Acquisition Strategy and Development Process

Locating and analyzing attractive land positions is a critical challenge for any homebuilder. We generally remain focused on controlling as many quality land positions as possible while minimizing up-front capital outlay. Our land selection process begins with key economic drivers: population, demographic trends and employment growth, and we generally pursue opportunities more aggressively in our markets that generate the greatest returns while proceeding more cautiously in our markets where we continue to improve our operational efficiencies.

While our land selection process is driven mainly by the local division leadership, the land sourcing process, including final approval to move forward with a project, is a collaboration involving both the local division and corporate leadership, including our President and Chief Executive Officer. This team effort, complimented by our company-wide emphasis on continually developing new and existing relationships with land sellers and developers, ensures that we leverage experience and resources throughout the organization for a thoughtful and strategic execution of every new land acquisition. Our management team leads by example in fostering our culture of external relationship-building by taking an active, personal role in communications with land sellers and developers, an approach that we believe differentiates us from similarly situated homebuilders. This multilevel cooperation allows us to remain flexible and react quickly to changing market or project-specific conditions and maximize the potential of each new land opportunity. We believe our experience, top-down emphasis on relationship-building with land market participants and collaborative involvement of local and corporate management in the land sourcing and acquisition process enables us to identify the ideal developers and efficiently source, secure options to control and close acquisitions of lots to meet our growth needs.

We operate an asset-light and capital efficient lot acquisition strategy and, in contrast to many other homebuilders, generally seek to avoid engaging in land development, which requires significant capital expenditures and can take several years to realize returns on the investment. Our strategy is intended to avoid the financial commitments and risks associated with direct land ownership and land development by allowing us to control a significant number of lots for a relatively low capital cost. We primarily employ two variations of our asset-light land financing strategy, finished lot option contracts and land bank option contracts, pursuant to which we secure the right to purchase finished lots at market prices, by paying deposits based on the aggregate purchase price of the finished lots (typically 10% or less in the case of finished lot option contracts and 15% or less in the case of land bank option contracts) and, in the case of land bank option contracts, any related fees paid to the land bank partner.

Finished lot option contracts are generally entered into with the land seller between six months and one year in advance of completion of the land development. Pursuant to our finished lot option contracts, the lots are offered to us for purchase on a rolling basis, which is designed to mirror our expected home sales.

When a land seller desires to sell finished lots in bulk or does not wish to develop finished lots, we often enter into land bank option contracts with land bank partners who fund any required land development costs and sell the finished lots to us, at our option, over a period of time. These option contract generally allow us, at our option, to forfeit our right to purchase the lots controlled by these option contracts for any reason, and our sole legal obligation and economic loss as a result of such forfeitures is limited to the amount of the deposits paid pursuant to such option contracts and any related fees paid to the land bank partner.

As of December 31, 2020, our lot deposits and investments in finished lot option and land bank contracts were $66.7 million, of which $1.1 million was still refundable. As of December 31, 2020, we controlled 19,276 lots under lot option and land bank option contracts.

Historically, we have supplemented our lot option acquisition strategies by entering into joint venture agreements with external investors to acquire, develop and control lots. A typical joint venture arrangement requires us to contribute less than 10% of the total equity required to purchase the land and develop finished lots, with our joint venture partners contributing the remainder. These joint ventures typically provide for a preferred return on deployed capital and an allocation of the remaining profits in accordance with the corresponding joint venture agreement. If we were to exit a joint venture arrangement, we would forfeit the initial equity investment and all future compensation and profit sharing. Due to the profit sharing requirements of the joint venture agreements, we have recently begun a strategic shift away from these joint venture arrangements in favor of the more profitable option contract strategies described above.

Owned and Controlled Lots

The following table presents our owned or controlled lots by market and active adult and custom home divisions as of December 31, 2020 and 2019.

As of December 31,
	2020			2019			2018
Division	Owned	Controlled	Total	Owned	Controlled	Total	Owned .	Controlled	Total
Colorado	106	4,145	4,251	144	410	554	155	339	494
DC Metro	77	566	643	137	331	468	81	310	391
Jacksonville	715	4,445	5,160	660	3,161	3,821	749	3,037	3,786
Orlando	256	2,504	2,760	193	976	1,169	201	1,066	1,267
The Carolinas (H&H Homes)	1,348	4,107	5,455	-	-	-	-	-	-
Other(1)	629	3,509	4,138	516	2,901	3,417	251	488	739
Grand Total	3,131	19,276	22,407	1,650	7,779	9,429	1,437	5,240	6,677

(1)	Austin, Savannah, Village Park Homes, Active Adult and Custom Homes.

Owned Real Estate Inventory Status

The following table presents our owned real estate inventory status as of December 31, 2020 and December 31, 2019.

	As of December 31, 2020	As of December 31, 2019
Owned Real Estate Inventory Status (1)	% of Owned Real Estate Inventory	% of Owned Real Estate Inventory
Construction in progress and finished homes	88.8%	84.2%
Finished lots and land under development	11.2%	15.8%
Total	100%	100%

(1)	Represents our owned homes under construction, finished lots and capitalized costs related to land under development. Land and lots from consolidated joint ventures are excluded.

DF Residential I, LP and DF Capital Management, LLC

Controlling a sufficient supply of finished lots is an important component of our asset-light land financing strategy. Our land team routinely underwrites potential lot acquisitions that meet our capital allocation criteria. Once our land acquisition committee approves a transaction that requires financing above a deposit meeting our internal model, we will seek a land bank partner. Our primary operating subsidiary, DF Homes LLC, has entered into six joint ventures and ten land bank projects with DF Residential I, LP (“Fund I”) since its formation in January 2017. DF Capital Management, LLC, a Florida limited liability company (“DF Capital”), is the investment manager of Fund I. DF Homes LLC owns 49% of the membership interests in DF Capital and Christopher Butler, a non-affiliated third party, serves as the managing member and owns the remaining 51% of the membership interests in DF Capital.

Historically, we have provided DF Capital with the opportunity to have either Fund I or one of the other funds that it manages participate in transactions that require additional funding. If DF Capital does not wish to participate in and finance the transaction, we turn to other potential financing sources. We believe our relationship with DF Capital allows us to act quickly when lot acquisition opportunities are presented to us because DF Capital generally provides for faster closings and is not subject to the time delays that we historically have experienced when seeking financing for projects. As of December 31, 2020 and December 31, 2019, we controlled 1,500 and 1,404, respectively, through DF Capital managed funds, representing 6.7%, as of December 31, 2020, and 14.9%, as of December 31, 2019, of our total owned and controlled lots.

Fund I was fully committed in early 2019. Subsequently, we identified lot acquisitions that met our investment threshold, and DF Capital agreed to provide land bank financing in a total of seven of these projects. As of December 31, 2020, funds managed by DF Capital controlled an additional 595 lots as a result of these transactions outside of Fund I. During the twelve months ended December 31, 2020, we purchased 140 of these lots for $10.3 million, and the outstanding lot deposit balance in relation to these projects was approximately $6.2 million. In addition, we paid lot options fees related to these transactions of $0.97 million for the year ended December 31, 2020 and $0.1 million for the year ended December 31, 2019.

Homebuilding, Marketing and Sales Process

We are intently focused on customer satisfaction and committed to providing our homebuyers a unique experience by personalizing each home to fit their lifestyle while also offering high-quality and affordable homes. We generally market our homes to entry-level and first- and second-time move-up homebuyers through targeted product offerings in each of the communities in which we operate. We target what we believe to be the most underserved customer groups in each of our markets, and our architectural design team works with our land team to secure lots that permit the building of floor plans that we believe will appeal to such target customers.

While we occasionally utilize traditional printed media, such as fliers, to advertise directly to potential homebuyers, digital marketing is the primary component of our marketing strategy, and we have refined our digital sales efforts in recent years through the work of our dedicated digital sales coordinators. We believe our online marketing efforts have become a key strength of our business, allowing us to reach a broad range of potential homebuyers at relatively low expense compared to traditional advertising platforms. The digital marketing methods that we employ include strategic e-marketing efforts to our current database of potential customers, internet advertising enhanced by search engine marketing and search engine optimization and campaigns and promotions across an array of social media platforms. Our proficiency with digital marketing and our commitment to meeting the customer service needs of our customers led to increased use of our virtual home tours beginning in April 2020, which has become an increasingly popular and effective marketing strategy following the outbreak of the COVID-19 virus in March 2020. In addition, in April 2020, we launched our “Stay Home & Buy a Home” program.

We also strategically open communities in high visibility areas that permit us to take advantage of local traffic patterns. Model homes play a significant role in our marketing efforts by not only creating an attractive atmosphere but also by displaying options and upgrades. For example, as the official homebuilder of the Jacksonville Jaguars, we maintain a fully decorated model home at the team’s stadium, which typically attracts between two- and three-thousand fans each game day. This model home is deconstructed every two or three years and donated to a local charity supporting veterans as part of our commitment to give back to our community.

We sell our homes through our own sales representatives and through independent real estate brokers. We continuously work to maintain good relationships with independent real estate brokers in our markets and offer competitive programs to reward these brokers for selling our homes. Our in-house sales force typically works from sales offices located in model homes close to, or in, each community. Sales representatives assist potential homebuyers by providing them with basic floor plans, price information, development and construction timetables, tours of model homes and the selection of home customization options that we offer. Sales representatives are trained by us and generally have had prior experience selling new homes in the local market.

Our customer-tailored homebuilding process begins with a broad range of floor plans that our customers can select. Our architectural design team modifies these floor plans over time based on customer buying trends in each of our markets to achieve the best results for our customers while offering a wide range of materials and upgrades to meet the varying wishes of the entry-level, first-time move-up and other homebuyers that we aim to service. We believe that every home is as important as the next regardless of price and that everyone deserves the ability to make modifications in order to build a home that suits their needs. Accordingly, we offer an array of customizations to our homebuyers in any of our product offerings, including cabinetry, countertops, fixtures, home automation, energy efficiency, appliances and flooring, as well as certain structural modifications. We empower our customers with the flexibility to select these customizations in their homes at our design studios, located in each of our markets, in collaboration with our design consultants.

Acquisitions

Our growth strategy includes both organic expansion and targeted acquisitions. Since we began operations, we have organically expanded from Jacksonville, Florida to Savannah, Georgia; Denver, Colorado; Austin, Texas; Orlando, Florida; and the greater Washington D.C. metropolitan (“DC Metro”) area. We have also demonstrated our ability to grow externally through (i) our expansion into Hilton Head, South Carolina with our 2019 acquisition and successful integration of Village Park Homes, (ii) our expansion into Charlotte, Fayetteville, Raleigh, the Triad (consisting of Greensboro, High Point and Winston-Salem, North Carolina) and Wilmington, North Carolina and Myrtle Beach, South Carolina markets in 2020 with the H&H Acquisition and (iii) expanded our presence in the Orlando, Florida market in 2021 with the Century Acquisition.

Century Acquisition

Effective as of January 31, 2021, we consummated the first phase of the Century Acquisition of Orlando-based homebuilder Century Homes from Tavistock Development Company (“Tavistock”). We paid $26.5 million, subject to post-closing adjustments, to acquire 140 units under construction, 204 finished lots on which we expect to begin construction during 2021 and 2022, and an additional 239 lots that we expect to land bank finance. In addition, we have the right of first refusal on 500 additional lots and 500 build for rent lots on which the completed units will be sold to Tavistock or one of its subsidiaries. When we close phase two of the Century Acquisition, which we anticipate will be in the second quarter of 2021, we will acquire 309 lots in the Prairie Oaks Community in Orlando, Florida through a land bank arrangement with the Varde Private Debt Opportunities Fund (Onshore), L.P. (“Varde Capital”).

We funded the entire purchase price of the Century Acquisition with cash on hand and borrowings under our Unsecured Credit Facility. Recognized for superior craftsmanship, ingenuity and quality, Century Homes currently operates in a variety of communities throughout Central Florida and has built more than 1,150 homes in the area.

H&H Acquisition

On October 5, 2020 we consummated the H&H Acquisition and acquired 100% of the membership interests of H&H LLC, thereby acquiring H&H Homes. We paid $29.5 million in cash at the closing of the transaction (which was equal to 110% of book equity shown on H&H LLC’s most recent balance sheet), subject to customary purchase price adjustments, and we will pay contingent consideration, if any, payable pursuant to an “earn out” arrangement. Such earn out payments, if any, will be payable upon H&H Homes meeting certain financial metrics during the following periods: (i) the period from the closing of the transaction through December 31, 2020, (ii) the fiscal years ending December 31, 2021, 2022 and 2023 and (iii) the period from January 1, 2024 through the 48-month anniversary of the closing of the transaction (each such period, an “earn out period”). We will be entitled to 100% of the pre-tax income of H&H Homes, inclusive of a 1% of revenue overhead charge, up to a specified threshold for each earn out period (the “earn out threshold”), which earn out thresholds escalate with each subsequent earn out period. For each earn out period, H&H Seller will be entitled to 100% of the pre-tax income of H&H Homes above the applicable earn out threshold until the cumulative earn out pre-tax income of H&H Homes for such earn out period has been split 80% to us and 20% to H&H Seller. Any additional pre-tax income for such earn out period will be allocated 80% to us and 20% to H&H Seller. For the earnout period from the closing date of the H&H Acquisition through December 31, 2020, the Company owed H&H Seller $1.2 million in contingent consideration payments. As of December 31, 2020, the Company had not made any contingent consideration payments to H&H Seller.

We funded a portion of the H&H Acquisition costs with the H&H Acquisition Note with a $20.0 million bridge loan (“BOMN Bridge Loan”) from Boston Omaha Investments LLC, which we paid off in full in conjunction with the consummation of the IPO and the entry into our Credit Agreement (as defined below).

H&H Homes is one of the largest homebuilders in the Carolinas and was ranked 61st on the 2020 Builder 100 list, which ranks U.S. homebuilders by number of closings. H&H Homes closed 914, 803 and 716 units during the years ended December 31, 2020, 2019 and 2018, respectively, and had pre-tax income of $13.2 million, $8.2 million and $3.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Specifically, during the fourth quarter post-acquisition, H&H Homes closed 312 homes, which contributed to $89.3 million in homebuilding revenues.

We will record the fair value of contingent consideration as a liability on the acquisition date. The estimated earn out payments are subsequently remeasured to fair value each reporting date based on our estimated future earnings, and the liability and expenses are adjusted accordingly, which may result in us recording increased liabilities and expenses relating to the H&H Acquisition or other acquisitions after the acquisition date.

Backlog, Sales and Closings

A new order (or new sale) is reported when a customer has received preliminary mortgage approval and the sales contract has been signed by the customer, approved by us and secured by a deposit, typically approximately 1-3% of the purchase price of the home. These deposits are typically not refundable, but each customer situation is evaluated individually.

Net new orders are new orders or sales (gross) for the purchase of homes during the period, less cancellations of existing purchase contracts during the period. Our cancellation rate for a given period is calculated as the total number of new (gross) sales purchase contracts canceled during the period divided by the total number of new (gross) sales contracts entered into during the period. Our cancellation rate for the year ended December 31, 2020 was 12.8% a decrease of 2.8 bps points when compared to the 15.6% cancellation rate for the year ended December 31, 2019.

The following tables present information concerning our new home sales, starts and closings in each of our markets for the years ended December 31, 2020 and 2019.

		Year Ended December 31,					Period Over Period
	2020(3)			2019			Percent Change (1)
Market	Sales	Starts	Closings	Sales	Starts	Closings	Sales	Starts	Closings
Colorado	277	254	269	203	188	217	36%	35%	24%
DC Metro	228	195	232	129	127	76	77%	54%	205%
Jacksonville	1,712	1,418	1,395	1,146	1,236	1,065	49%	15%	31%
Orlando	508	471	355	315	290	340	61%	62%	4%
The Carolinas (H&H Homes)	379	318	312	-	-	-	-	-	-
Other(2)	1,082	757	591	346	387	350	213%	96%	69%
Grand Total	4,186	3,413	3,154	2,139	2,228	2,048	96%	53%	54%

(1)	Results for Village Park Homes only include sales, starts and closings from the acquisition date of May 31, 2019.
(2)	Austin, Savannah, Village Park Homes, Active Adult and Custom Homes.
(3)	Results for H&H Homes only includes sales, starts and closings from the acquisition date of October 1, 2020.

		Year Ended December 31,					Period Over Period
	2019(1)			2018			Percent Change (1)
Market	Sales	Starts	Closings	Sales	Starts	Closings	Sales	Starts	Closings
Colorado	203	188	217	72	157	122	182%	20%	78%
DC Metro	129	127	76	15	45	15	760%	182%	407%
Jacksonville	1,146	1,236	1,065	872	901	872	31%	37%	22%
Orlando	315	290	340	269	295	245	17%	-2%	39%
The Carolinas (H&H Homes)	-	-	-	-	-	-	-	-	-
Other(2)	346	387	350	121	125	154	186%	210%	127%
Grand Total	2,139	2,228	2,048	1,349	1,523	1,408	59%	46%	45%

(1)	Results for Village Park Homes only include sales, starts and closings from the acquisition date of May 31, 2019.
(2)	Austin, Savannah, Village Park Homes, Active Adult and Custom Homes.

Our “backlog” consists of homes under a purchase contract that are signed by homebuyers who have met the preliminary criteria to obtain mortgage financing but such home sales to end buyers have not yet closed. Ending backlog represents the number of homes in backlog from the previous period plus the number of net new orders generated during the current period minus the number of homes closed during the current period. Our backlog at any given time will be affected by cancellations and the number of our active communities. Homes in backlog are generally closed within one to six months, although we may experience cancellations of purchase contracts at any time prior to such home closings. It is important to note that net new orders, backlog and cancellation metrics are operational, rather than accounting, data and should be used only as a general gauge to evaluate performance. Backlog may be impacted by customer cancellations for various reasons that are beyond our control, and, in light of our minimal required deposit, there is little negative impact to the potential homebuyer from the cancellation of the purchase contract.

The following table presents information concerning our new orders, cancellation rate and ending backlog for the periods (and at the end of the period) set forth below.

	Year Ended December 31,
	2020	2019	2018
Net New Orders	4,186	2,139	1,349
Cancellation Rate	12.8%	15.6%	15.8%

	As of December 31,
	2020	2019	2018
Ending Backlog - Homes	2,424	854	636
Ending Backlog - Value (in thousands)	$865,109	$334,783	$249,672

Materials, Procurement and Construction

When constructing our homes, we use various materials and components and are dependent upon building material suppliers for a continuous flow of raw materials. It typically takes us between 75 and 150 days to construct a four-unit townhome or single-family home in our Dream Series, Designer Series and Platinum Series, and typically longer for our Custom Series. Our materials are subject to price fluctuations until construction on a home begins, at which point in time prices for that particular home are locked in via purchase orders. Such price fluctuations may be caused by several factors, including seasonal variation in availability of materials, labor and supply chain disruptions, international trade disputes and resulting tariffs and increased demand for materials as a result of the improvements in the housing markets where we operate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations” for additional information.

Our objective in procurement is to maximize efficiencies on local, regional and national levels and to ensure consistent utilization of established contractual arrangements. We employ a comprehensive procurement program that leverages our size and national presence to achieve attractive cost savings and, whenever possible, to utilize standard products available from multiple suppliers. We currently determine national specifications for the majority of our installed products and with our distributors. This helps us streamline our offering, maintain service levels and delivery commitments and protect our pricing and allows for no charge or free model home products and provides a pre-negotiated rebate amount. We also leverage our volume to negotiate better pricing at a national level from manufacturers.

We have extensive experience managing all phases of the construction process. Although we do not employ our own skilled tradespeople, such as plumbers, electricians and carpenters, we utilize our relationships with local and regional builder associations to identify reputable tradespeople and actively participate in the management of the entire construction process to ensure that our homes meet our high standard of quality. Each of our divisions has a director, manager or vice president of construction who reports to the division president and oversees one or more area managers, depending on the size of the division. The area managers are generally responsible for over a dozen communities, which typically each have a dedicated superintendent who oversees construction in the community by our subcontractors. As a result of not employing our own construction base, it is not necessary to purchase and maintain high capital construction equipment. Our enterprise resource planning system  and integrated construction scheduling software allows our superintendents to closely monitor the construction progress of each of our homes and promptly identify any homes that fall behind our predetermined construction schedules. Our software also enables our superintendents to monitor the completion of work, which in turns expedites payments to our subcontractors. Our superintendents are also responsible for making any adjustments to a home before delivery to a purchaser and for after-sales service pursuant to our warranty.

Customer Relations, Quality Control and Warranty Program

We pay particular attention to the product design process and carefully consider quality and choice of materials in order to attempt to eliminate building deficiencies and reduce warranty expenses. We require all of our vendors and subcontractors, in connection with our on-boarding process, to execute our standard terms agreement, which includes, among other provisions, work quality standards. Our on-boarding process also requires all vendors and subcontractors to provide proof of insurance, including liability insurance and workers compensation insurance, and include us as an additional insured under such policies. The quality and workmanship of our subcontractors are monitored in the ordinary course of business by our superintendents and project managers, and we do regular inspections and evaluations of our subcontractors to seek to ensure that our standards are being met. In addition, local governing authorities in all of our markets require that the homes we build to pass a variety of inspections at various stages of construction, including a final inspection in which a certificate of occupancy, or its jurisdictional equivalent, is issued.

We maintain professional staff whose role includes providing a positive experience for each customer throughout the pre-sale, sale, building, closing and post-closing periods. These employees are also responsible for providing after sales customer service. Our quality and service initiatives include taking customers on a comprehensive tour of their home prior to closing and using customer survey results to improve our standards of quality and customer satisfaction. We believe the key metric in our customer surveys is our customers’ willingness to refer us to friends and family. We are constantly striving to earn a 100% willingness to refer rate in each of our markets and, as a result, our customers’ willingness to refer us is a critical component of the incentive compensation of our construction teams, and, in certain of our divisions, quality control or customer services teams. Our willingness to refer rate was 84% for the year ended December 31, 2020 and 77% for the year ended December 31, 2019.

We provide each homeowner with product warranties covering workmanship and materials for one year from the time of closing, and warranties covering structural systems for eight to ten years from the time of closing and, depending on the size of the warranty claim, we may seek to cover claim through our general liability insurance policy. We believe our warranty program meets or exceeds terms customarily offered in the homebuilding industry. The subcontractors who perform most of the actual construction of the home also provide to us customary warranties on workmanship.

Competition and Market Factors

We face competition in the homebuilding industry, which is characterized by relatively low barriers to entry. Homebuilders compete for, among other things, homebuyers, desirable lots, financing, raw materials and skilled labor. Increased competition may prevent us from acquiring attractive lots on which to build homes or make such acquisitions more expensive, hinder our market share expansion or lead to pricing pressures on our homes that may adversely impact our margins and revenues. Our competitors may independently develop land and construct housing units that are superior or substantially similar to our products and, because they are or may be significantly larger, have a longer operating history and/or have greater resources or lower cost of capital than us, may be able to compete more effectively in one or more of the markets in which we operate or may operate in the future. We also compete with other homebuilders that have longstanding relationships with subcontractors and suppliers in the markets in which we operate or may operate in the future, and we compete for sales with individual resales of existing homes and with available rental housing.

The housing industry is cyclical and is affected by consumer confidence levels, prevailing economic conditions and interest rates. Other factors that affect the housing industry and the demand for new homes include: the availability and the cost of land, labor and materials; changes in consumer preferences; demographic trends; and the availability and interest rates of mortgage finance programs. See “Risk Factors” for additional information regarding these risks.

We are dependent upon building material suppliers for a continuous flow of raw materials. Whenever possible, we attempt to utilize standard products available from multiple sources. In the past, such raw materials have been generally available to us in adequate supply.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations” for additional information.

Seasonality

In all of our markets, we have historically experienced similar variability in our results of operations and capital requirements from quarter to quarter due to the seasonal nature of the homebuilding industry. We generally record higher net new orders in our first and second quarters and record higher home closings to customers in our third and fourth quarters. As a result, our revenue may fluctuate on a quarterly basis and we may have higher capital requirements in our second, third and fourth quarters in order to maintain our inventory levels. As a result of seasonal activity, our quarterly results of operations and financial position at the end of a particular quarter, especially our first and second quarter, are not necessarily representative of the results we expect at year end. We expect this seasonal pattern to continue in the long term.

Governmental Regulation and Environmental, Health and Safety Matters

We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters, which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular area. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development.

We are also subject to a variety of local, state, federal and other statutes, ordinances, rules and regulations concerning the environment, health and safety. Shortly after taking office in January 2021, President Biden issued a series of executive orders designed to address climate change and requiring agencies to review environmental actions taken by the Trump administration, as well as a memorandum to departments and agencies to refrain from proposing or issuing rules until a departmental or agency head appointed or designated by the Biden administration has reviewed and approved the rule. These executive orders may result in the development of additional regulations or changes to existing regulations. The particular environmental requirements that apply to any given homebuilding site vary according to the site’s location, its environmental conditions, the presence or absence of endangered plants or species or sensitive habitats and the present and former uses of the site, as well as nearby or adjoining properties. Environmental requirements and conditions may result in delays, may cause us to incur substantial compliance and other costs and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas. From time to time, the U.S. Environmental Protection Agency (the “EPA”) and similar federal, state or local agencies review land developers’ and homebuilders’ compliance with environmental requirements and may levy fines and penalties, among other sanctions, for failure to strictly comply with applicable environmental requirements or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs and result in delays. Further, we expect that increasingly stringent requirements will be imposed on land developers and homebuilders in the future. Environmental requirements can also have an adverse impact on the availability and price of certain raw materials such as lumber.

Under various environmental requirements, current or former owners of real estate, as well as certain other categories of parties, may be required to investigate and clean up hazardous or toxic substances or petroleum product releases and may be held strictly and/or jointly and severally liable to a governmental entity or to third parties for related damages, including property damage or bodily injury, and for investigation and cleanup costs incurred by such parties in connection with the contamination. We could also be held liable if the past or present use of building materials or fixtures that contain hazardous materials results in damages, such as property damage or bodily injury. A mitigation plan may be implemented during the construction of a home if a cleanup does not remove all contaminants of concern or to address a naturally occurring condition, such as methane or radon. Some homebuyers may not want to purchase a home that is, or that may have been, subject to a mitigation plan. In addition, in those cases where an endangered species is involved, environmental requirements can result in the delay or elimination of development in identified environmentally sensitive areas.

Jet LLC, our mortgage banking joint venture, and DF Title, our title insurance agency and wholly owned subsidiary, are mutually and independently regulated by local, state and federal laws, statutes, ordinances, administrative rules and other regulations. The mortgage lending company and title agency are required to conform their policies, procedures and practices to the applicable regulatory matters affecting their businesses. For example, our lending joint venture maintains certain requirements for loan origination, servicing and selling and its participation in federal lending programs, such as FHA, VA, USDA, Government National Mortgage Association, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). Our title agency’s practices regarding closing, escrow and issuance of title insurance are subject to rules established, in part, by states’ insurance regulators and underwriters’ guidelines. Both industries are affected by rules mandated by the Consumer Financial Protection Bureau, such as the Truth in Lending Act and the Real Estate Settlement Procedures Act Integrated Disclosure, governing matters like loan applications, disclosing figures and loan materials, closing, funding and issuance of title insurance policies.

Human Capital Resources

As of December 31, 2020, we had 542 full-time employees. Of these employees, 37 worked in our corporate office, 10 in divisional management and 84 in sales. None of our employees is represented by a labor union or covered under a collective bargaining agreement, and we have not experienced any strikes or work stoppages. We believe that our relations with our employees are good. We value our employees and believe that employee loyalty and enthusiasm are key elements of our operating performance. In fact, one of our core values is to “Empower employees and instill an ownership culture.” Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. We offer our employees a wide array of company-paid benefits, which we believe are competitive relative to others in our industry.

We utilize subcontractors and tradespeople to perform the construction of our homes. We believe our relationships with our subcontractors and tradespeople are good.

Facilities

Our corporate headquarters are located in Jacksonville, Florida and consist of approximately 45,000 square feet of office space. In 2018, after completing the construction of our corporate office building, we sold the property and entered into a lease with the buyer for a 15-year initial term, expiring in 2033, with potential renewal options. We also lease local offices in most of the markets in which we conduct homebuilding operations. We believe that our current facilities are adequate to meet our current needs. See “—Land Acquisition Strategy and Development Process—Owned and Controlled Lots” for a summary of the other properties that we owned and controlled as of December 31, 2020.

Legal Proceedings

From time to time, we are a party to ongoing legal proceedings in the ordinary course of business. We do not believe the results of currently pending proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

Weyerhaeuser Lawsuit

We are currently involved in the appeals phase of civil litigation related to defective products provided by Weyerhaeuser NR Company (“Weyerhaeuser”) (NYSE: WY), one of our lumber suppliers. Our Colorado division builds a number of floor plans that include basements using specialized fir lumber. On July 18, 2017, Weyerhaeuser issued a press release indicating a recall and potential solution for TJI Joists with Flak Jacket Protection manufactured after December 1, 2016. The press release indicated the TJI Joists used a Flak Jacket coating that included a formaldehyde-based resin that could be harmful to consumers and produced an odor in certain newly constructed homes. We had 38 homes impacted by the harmful and odorous Flak Jacket coating and incurred significant costs directly related to Weyerhaeuser’s defective TJI Joists. Accordingly, we sought remediation and damages from Weyerhaeuser. The press release by Weyerhaeuser had a pronounced impact on our sales and cancellation rates in Colorado. We filed suit on December 27, 2017—Dream Finders Homes LLC and DFH Mandarin, LLC v. Weyerhaeuser NR Company, No. 17CV34801 (District Court, City and County of Denver, State of Colorado)—and included claims against Weyerhaeuser for manufacturer’s liability based on negligence, negligent misrepresentation causing financial loss in a business transaction and fraudulent concealment. Weyerhaeuser asserted a counterclaim asserting an equitable claim for unjust enrichment. After completion of a jury trial on November 18, 2019, the District Court issued a verdict in our favor on our claims, awarding DFH LLC $3,000,000 in damages and DFH Mandarin, LLC $11,650,000 in damages. On February 21, 2020, the District Court dismissed Weyerhaeuser’s counterclaim. Weyerhaeuser has appealed the District Court ruling—Dream Finders Homes LLC and DFH Mandarin, LLC v. Weyerhaeuser NR Company, No. 2020CA2 (Court of Appeals, State of Colorado)—and that appeal is currently pending. We have incurred all costs to date related to the Weyerhaeuser matter and have recognized no gain on the damages awarded to us by the District Court.

There are no recorded reserves related to potential damages in connection with the Weyerhaeuser matter or any other legal proceedings to which we are a party, as any potential loss is not currently probable and reasonably estimable under GAAP. However, the ultimate outcome of the Weyerhaeuser matter or other actions or proceedings, including any monetary awards against us, is uncertain, and there can be no assurance as to the amount of any such potential awards. Additionally, such lawsuits may divert management’s efforts and attention from ordinary business operations. If the final resolution of any such litigation is unfavorable, it could have a material adverse effect on our business, financial condition, results of operations or liquidity.

Available Information

We make available, as soon as reasonably practicable, on our website, www.investors.dreamfindershomes.com, all of our reports required to be filed with the Securities and Exchange Commission (“SEC”). These reports can be found on the “Investor Relations” page of our website under “SEC Filings” and include our annual and quarterly reports on Form 10-K and 10-Q (including related filings in XBRL format), current reports on Form 8-K, beneficial ownership reports on Forms 3, 4, and 5, proxy statements and amendments to such reports. Our SEC filings are also available to the public on the SEC’s website at www.sec.gov. In addition to our SEC filings, our corporate governance documents, including our Corporate Governance Guidelines and Code of Business Conduct and Ethics, are available on the “Investor Relations” page of our website under “Governance—Documents & Charters” at https://investors.dreamfindershomes.com/corporate-governance/governance-overview. Our stockholders may also obtain these documents in paper format free of charge upon request made to our Investor Relations department.

Executive Officers

The following table sets forth information regarding our executive officers as of March 25, 2021:

Name	Age	Position
Patrick O. Zalupski	40	President, Chief Executive Officer and Chairman of the Board of Directors
Doug Moran	49	Senior Vice President and Chief Operations Officer
Rick A. Moyer	42	Senior Vice President and Chief Financial Officer

Executive Employees

Patrick O. Zalupski—President, Chief Executive Officer and Chairman of the Board of Directors. Patrick O. Zalupski has served as our President, Chief Executive Officer and Chairman of our Board of Directors since our formation in September. Mr. Zalupski has served as the Chief Executive Officer of our primary operating subsidiary, DF Homes LLC, since forming the company in December 2008, and as the Chief Executive Officer and a member of the board of managers of DFH LLC since its formation in 2014. He is responsible for our overall operations and management and is heavily involved in the origination, underwriting and structuring of all investment activities. Under Mr. Zalupski’s leadership, we have grown from closing 27 homes in Jacksonville, Florida during our inaugural year in 2009 to establishing operations in markets across the State of Texas and the Southeast, Mid-Atlantic and Mountain Regions of the United States and closing over 10,400 homes as of December 31, 2020. Prior to founding DF Homes LLC, Mr. Zalupski was a Financial Auditor for FedEx Corporation’s Internal Audit Department in Memphis, Tennessee and worked in the real estate sales and construction industry as Managing Partner of Bay Street Condominiums, LLC from 2006 to 2008. He has served on the investment committee of DF Capital since April 2018 and on the board of directors for Jet LLC since December 2017. Mr. Zalupski holds an inactive Florida Real Estate License and received a B.A. in Finance from Stetson University.

Doug Moran—Senior Vice President and Chief Operations Officer. Doug Moran has served as our Senior Vice President and Chief Operations Officer since our formation in September 2020, and has served as the Chief Operations Officer of DFH LLC since January 2017. He joined Dream Finders as the Division President in Northeast Florida in August 2015 while also overseeing the management and growth of our business in other markets. Mr. Moran is responsible for sales, marketing, land acquisition and development, home construction, operations and purchasing. Under his direction, we have grown from closing 500 homes per year to over 3,000 homes per year, expanding into multiple new markets across the United States, including the Washington D.C. metropolitan area and Hilton Head, South Carolina through our successful VPH Acquisition in May 2019. Mr. Moran has over 20 years of broad industry experience in all aspects of operating a real estate company, including as an executive with publicly traded homebuilders, and has overseen the construction of over 15,000 homes throughout his career. He previously worked at Richmond American Homes (“RAH”), a subsidiary of M.D.C. Holdings, Inc. (NYSE: MDC), from 2012 to 2015, where he served as Regional President for Florida. Prior to joining RAH, Mr. Moran worked at KB Home (NYSE: KBH) from 2007 to 2012, where he served as DC Metro Division President. Prior to joining KB Home, Mr. Moran served his first of two stints at RAH from 1997 to 2007, where he joined as a member of the Mergers & Acquisitions team that acquired two homebuilders in Florida, before ascending the ranks to become RAH’s Southeast Regional Division President. Mr. Moran received B.S. in Business from the University of Maryland.

Rick A. Moyer—Senior Vice President and Chief Financial Officer. Rick A. Moyer has served as our Senior Vice President and Chief Financial Officer since our formation in September 2020, and as the Chief Financial Officer of DFH LLC since June 2017. Mr. Moyer oversees all accounting, finance and treasury functions, including capital planning, forecasting and budgeting, and holds ultimate review and approval authority over the financial statements. Mr. Moyer joined Dream Finders after serving as the Managing Partner of PricewaterhouseCoopers LLP (“PwC”), a global provider of assurance, tax and consulting services, in Jacksonville, Florida from 2012 to 2017, where he worked with companies across various industry verticals, including banking, technology, sports & leisure, real estate and health insurance. Mr. Moyer joined PwC in 2000, working in the audit and consulting practices. During his tenure at PwC, Mr. Moyer spent time in the firm’s national office, specializing in PCAOB and SEC Compliance, Derivatives and Securitizations, and, from 2007 to 2011, he co-founded and led the PwC Banking Mergers and Acquisitions practice, which specialized in assisting clients acquire banks from the Federal Deposit Insurance Corporation. Mr. Moyer has previously served on the board of directors for the Jacksonville Museum of Science and History, the Jacksonville Symphony and The Florida Institute of CPAs. He is a Certified Public Accountant and member of the American Institute of Certified Public Accountants. Mr. Moyer received a Bachelor of Science in Business Administration (B.S.B.A.) in Accounting from Shippensburg University of Pennsylvania.

Board of Directors of Dream Finders Homes, Inc.

Patrick O. Zalupski – President and Chief Executive Officer of Dream Finders Homes, Inc. and serves as Chairman of our Board of Directors.

William H. Walton, III – Co-founder and managing member of Rockpoint Group, L.L.C., a global real estate private equity firm that sponsors real estate investment funds capitalized by domestic and foreign institutional investors. Mr. Walton also serves on the Board of Directors of Boston Properties, Inc. (NYSE: BXP), Crow Family Inc. and FRP Holdings, Inc. (NASDAQ: FRPH).

W. Radford Lovett II – Founder, Chairman and Chief Executive Officer of TowerCom, Ltd, an owner and developer of broadcast communication towers, and TowerCom Development, LP, a developer of wireless communications infrastructure.

Justin Udelhofen – Private investor and former founder and Principal of Durant Partners, an investment fund that focuses on small-to-mid-capitalization equities.

Megha H. Parekh – Senior Vice President and Chief Legal Officer of the Jacksonville Jaguars, a National Football League franchise.

ITEM 1A.	RISK FACTORS

Discussions of our business and operations included in this Annual Report on Form 10-K should be read together with the risk factors set forth below. These risk factors describe various material risks and uncertainties we are or may become subject to, many of which are difficult to predict or beyond our control. These risks and uncertainties, together with other factors described elsewhere in this Annual Report on Form 10-K, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

Risk Factors Summary

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, strategies or prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:

•	Operational Risks Related to Our Business:
o	our ability to acquire finished lots and land parcels suitable for residential homebuilding at reasonable prices;
o	labor and raw material shortages and price fluctuations that could delay or increase the cost of home construction;
o	the impact of the COVID-19 pandemic;

•	Industry and Economic Risks
o	the tightening of mortgage lending standards and mortgage financing requirements;
o	the housing market may not continue to grow at the same rate, or may decline;
o	the homebuilding industry is highly competitive;
o	federal income tax credits currently available to builders of certain energy efficient homes may not be extended by future legislation;
o	new and existing laws and regulations or other governmental actions, including environmental, health and safety laws and regulations;
o	natural disasters and severe weather;
o	the seasonal and cyclical nature of our business;
o
volatility in the credit and capital markets may impact our cost of capital and our ability to access necessary financing and the difficulty in obtaining sufficient capital could prevent us from acquiring lots for our development or increase our costs and delays in the completion of our homebuilding expenditures;

•	Strategic Risks Related to Our Business
o	our growth or expansion strategies may not be successful;
o	our ability to complete and integrate recent and potential future acquisitions;

•	Risks Related to Our Organization and Structure
o	we are a holding company, and we are accordingly dependent upon distributions from our subsidiaries to service our debt and pay dividends, if any, taxes and other expenses;
o	we depend on key management personnel and other experienced employees;
o	our financing arrangements contain restrictive covenants;
o	Mr. Zalupski will have the ability to direct the voting of a majority of the voting power of our common stock, and his interests may conflict with those of our other stockholders;
o	our use of leverage in executing our business strategy;
o	we have identified material weaknesses in our internal control over financial reporting;

•	General Risks
o	we may be subject to litigation, arbitration and other claims;
o	information system failures, cyber incidents or breaches in security;
o	complex and evolving U.S. laws and regulations regarding privacy and data protections;
o	increasing attention to environmental, social and governance matters; and
o	access to financing sources may not be available on favorable terms, or at all.

Operational Risks Related to Our Business

Our inability to successfully identify, secure and control an adequate inventory of lots at reasonable prices could adversely impact our operations.

The results of our homebuilding operations depend in part upon our continuing ability to successfully identify, control and acquire an adequate number of homebuilding lots in desirable locations. There can be no assurance that an adequate supply of homebuilding lots will continue to be available to us on terms similar to those available in the past, or that we will not be required to devote a greater amount of capital to controlling homebuilding lots than we have historically. In addition, because we employ an asset-light business model, we may have access to fewer and less attractive homebuilding lots than if we owned lots outright, like some of our competitors who do not operate under an asset-light model. An insufficient supply of homebuilding lots in one or more of our markets, an inability of our developers to deliver finished lots in a timely fashion due to their inability to secure financing to fund development activities, delays in recording deeds conveying controlled lots as a result of government shut downs or stay-at-home orders, or for other reasons, or our inability to purchase or finance homebuilding lots on reasonable terms could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows. Any land shortages or any decrease in the supply of suitable land at reasonable prices could limit our ability to develop new communities or result in increased lot deposit requirements or land costs. We may not be able to pass through to our customers any increased land costs, which could adversely impact our revenues, earnings and margins.

Our business and results of operations are dependent on the availability, skill and performance of subcontractors.

We engage subcontractors to perform the construction of our homes and, in many cases, to select and obtain the raw materials used in constructing our homes. Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors. While we anticipate being able to obtain sufficient materials and reliable subcontractors and believe that our relationships with subcontractors are good, we do not have long-term contractual commitments with any subcontractors, and we can provide no assurance that skilled subcontractors will continue to be available at reasonable rates and in our markets. In addition, as we expand into new markets, we typically must develop new relationships with subcontractors in such markets, and there can be no assurance that we will be able to do so in a cost-effective and timely manner, or at all. The inability to contract with skilled subcontractors at reasonable rates on a timely basis could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Despite our quality control efforts, we may discover from time to time that our subcontractors have engaged in improper construction practices or have installed defective materials in our homes. When we discover these issues, we utilize our subcontractors to repair the homes in accordance with our new home warranty and as required by law. The adverse costs of satisfying our warranty and other legal obligations in these instances may be significant, and we may be unable to recover the costs of warranty-related repairs from subcontractors, suppliers and insurers, which could have a material adverse impact on our business, prospects, liquidity, financial condition and results of operations. We may also suffer reputational damage from the actions of subcontractors, which are beyond our control.

A shortage of building materials or labor, or increases in materials or labor costs, could delay or increase the cost of home construction, which could materially and adversely affect us.

The residential construction industry experiences labor and raw material shortages from time to time, including shortages in qualified subcontractors, tradespeople and supplies of insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing, during periods following natural disasters that have a significant impact on existing residential and commercial structures or a result of broader economic disruptions, such as the COVID-19 pandemic. It is uncertain whether these shortages will continue as is, improve or worsen. Further, pricing for labor and raw materials can be affected by the factors discussed above and various other national, regional, local, economic and political factors, including changes in immigration laws, trends in labor migration and tariffs. For example, we import many of our appliances from China and a substantial amount of our lumber originates from Canada, both of which have been the subject of U.S. tariffs in recent years. The cost of lumber has been impacted by these government-imposed tariffs as well as supply-chain disruptions caused by the closing of lumber mills due to the COVID-19 pandemic. Because we lock-in rates with our lumber suppliers on a quarterly basis, our business has not yet been adversely affected by this price volatility. However, the recent increases in lumber commodity prices may result in our renewal of our lumber contracts at more expensive rates, which may significantly impact the cost to construct our homes and to operate our business. Further, our success in recently-entered markets or those we may choose to enter in the future depends substantially on our ability to source labor and local materials on terms that are favorable to us. Our markets may exhibit a reduced level of skilled labor relative to increased homebuilding demand in these markets. In the event of shortages in labor or raw materials in such markets, local subcontractors, tradespeople and suppliers may choose to allocate their resources to homebuilders with an established presence in the market and with whom they have longer-standing relationships with. Labor and raw material shortages and price increases for labor and raw materials could cause delays in and increase our costs of home construction, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Increases in our home cancellation rate could have a negative impact on our home sales revenue and gross margins.

Our backlog reflects sales contracts with homebuyers for homes that have not yet been delivered. We have received a deposit from a homebuyer for most homes reflected in our backlog, and, generally, we have the right to retain the deposit if the homebuyer fails to comply with his or her obligations under the sales contract, subject to certain exceptions, including as a result of state and local law, the homebuyer’s inability to sell his or her current home or, in certain circumstances, the homebuyer’s inability to obtain suitable financing. Home order cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions. An increase in the level of our home order cancellations could have a negative impact on our business, prospects, liquidity, financial condition and results of operations.

Our business could be materially and adversely disrupted by an epidemic or pandemic (such as the current COVID-19 pandemic), or similar public threat, or fear of such an event, and the measures that federal, state and local governments and other authorities implement to address it.

An epidemic, pandemic or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, along with any associated economic and social instability or distress, have a material adverse impact on our business, prospects, liquidity, financial condition and results of operations.

The ongoing coronavirus (COVID-19) outbreak, which the World Health Organization declared a pandemic and the United States declared a national emergency in March 2020, has resulted in widespread adverse impacts on the global economy and financial markets, and on our employees, customers, suppliers and other parties with whom we have business relations. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments have imposed varying degrees of restrictions on business and social activities to contain the COVID-19 pandemic, including social distancing, quarantine and “stay-at-home” or “shelter-in-place” orders in certain of our markets. There is considerable uncertainty regarding the extent to which COVID-19 and its variants will continue to spread, the widespread availability and efficacy of vaccines and the extent and duration of governmental and other measures implemented to try to slow the spread, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. We have experienced resulting disruptions to our business operations, which have resulted in significant changes to the way we conduct business, including expanding our digital marketing products and virtual home tours to provide our customers additional ways to safely visit our communities and tour our homes. Although we continue to build and sell homes in all of our markets, net new orders of our homes slowed significantly during March and April 2020. Though we experienced a resurgence in net new orders during May, June and July 2020, COVID-19 infections, hospitalizations and deaths increased significantly in certain parts of the country, including in Florida and Texas during June and July 2020, two states that account for a significant portion of our homebuilding business. If such trends continue, particularly in our core markets, there can be no assurance that this resurgence in net new orders will continue, and federal, state and local governments could impose additional, or extend existing, restrictions on business and social activities, and we could experience additional disruptions to, or suspension of, certain of our business operations as a result.

We have modified certain business and workforce practices (including those related to employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences) and implemented protocols to promote social distancing and enhance sanitary measures in our offices and facilities to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. However, the quarantine of personnel or the inability to access our offices or other locations could adversely affect our operations. If a large proportion of our employees were to contract COVID-19 or be quarantined as a result of the virus, at the same time, we would rely upon our business continuity plans in an effort to continue operations, but there is no certainty that such measures will be sufficient to mitigate the adverse impact to our operations that could result from shortages of highly skilled employees. Many of our suppliers and other business counterparties have made similar modifications. The resources available to those of our employees who are working remotely may not enable them to maintain the same level of productivity and efficiency, and those and other employees may face additional demands on their time, such as increased responsibilities resulting from school closures or the illness of family members. Although we have experienced only limited absenteeism from employees who are required to be on-site to perform their jobs, absenteeism may increase in the future and may harm our productivity. Further, our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, suppliers and other business counterparties.

The economic impact of the COVID-19 pandemic may be reduced by financial assistance under the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the “CARES Act”) or other similar COVID-19 related federal and state programs. However, we cannot assure you that such programs will offset all or any of the adverse impacts that the COVID-19 pandemic may have on our business. For example, in April 2020, we applied for and received a Paycheck Protection Program loan (our “PPP Loan”) from the U.S. Small Business Administration (the “SBA”) in the amount of $7.2 million. Under the terms of the Paycheck Protection Program (“PPP”), certain amounts of a PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act, which include payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities and interest on other debt obligations incurred in the period beginning on February 15, 2020 and ending on December 31, 2020. As of July 31, 2020, we utilized 100% of our PPP Loan proceeds to retain staff and pay salaries and rent. We believe that our uses of our PPP Loan are qualifying expenses as described in the CARES Act, making us eligible for forgiveness of certain amounts received pursuant to our PPP Loan. On April 23, 2020, the Secretary of the U.S. Department of the Treasury (“Treasury”) stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving such loan and, notwithstanding any such review, we cannot provide any assurance that we will be deemed eligible for loan forgiveness or that any amount of our PPP Loan will ultimately be forgiven by the SBA.

While we continue to assess the COVID-19 pandemic, at this time we cannot estimate with any degree of certainty the full impact of the COVID-19 pandemic on our financial condition and future results of operations. The ultimate impacts of the COVID-19 pandemic and related mitigation efforts will depend on future developments, including, among others, the ultimate geographic spread of the COVID-19 pandemic, the consequences of governmental and other measures designed to prevent the spread of the COVID-19 pandemic, the development of effective treatments for the COVID-19 virus, the duration of the COVID-19 pandemic, actions taken by governmental authorities, customers, subcontractors, suppliers and other third parties in response to the COVID-19 pandemic, workforce availability and the timing and extent to which normal economic and operating conditions resume. To the extent that the COVID-19 pandemic adversely impacts our business, results of operations, liquidity or financial condition, it may also have the effect of increasing many of the other risks described in this “Risk Factors” section.

There is also uncertainty as to the effects of economic relief efforts on the U.S. economy, unemployment, consumer confidence, demand for our homes and the mortgage market, including lending standards and secondary mortgage markets. Our business could also be negatively impacted over the long term, as the disruptions related to the COVID-19 pandemic could impact customer behavior, lower demand for our products, impair our ability to sell and/or build homes in our normal manner and generate revenues and cash flows or increase our losses on land deposits. We are unable to predict the extent to which this will impact our operational and financial performance, including the impact of future developments such as the duration and spread of the COVID-19 pandemic, corresponding governmental actions (including as a result of the change in the U.S. presidential administration) and the impact of such on our employees, customers and trade partners.

The impact of the COVID-19 pandemic continues to evolve, and we will continue to monitor the situation closely. The full extent to which the COVID-19 pandemic will affect the U.S. economy and our operations remains highly uncertain and will ultimately depend on future developments that cannot be predicted at this time, including, but not limited to, the duration and severity of the COVID-19 pandemic, governmental reactions and policies and the length of time required for normal economic and operating conditions to resume. While the spread of the COVID-19 pandemic may eventually be mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics or pandemics will not occur, or that the U.S. economy will fully recover, either of which could materially and adversely affect our business.

We are subject to warranty and liability claims arising in the ordinary course of business that can be significant.

As a homebuilder and developer, we are subject to construction defect, product liability and home and other warranty claims, including moisture intrusion and related claims, arising in the ordinary course of business, such as witnessed in Dream Finders Homes, LLC and DFH Mandarin, LLC v. Weyerhaeuser NR Company. See “Business—Legal Proceedings” in this prospectus for additional information. These claims are common to the homebuilding industry and can be costly. For example, in recent years, we and certain of our subcontractors have received a growing number of claims from attorneys on behalf of individual owners of our homes, primarily in the Jacksonville market, that allege, pursuant to Chapter 558 of the Florida Statutes, various construction defects, with most relating to stucco and water-intrusion issues. There can be no assurance that any developments we undertake will be free from defects once completed, and any defects attributable to us may lead to significant contractual or other liabilities. We rely on subcontractors to perform the construction of our homes and, in some cases, to select and obtain building materials. Although we provide subcontractors with detailed specifications and perform quality control procedures, subcontractors may, in some cases, use improper construction processes or defective materials. Defective products used in the construction of our homes can result in the need to perform extensive repairs. The cost of performing such repairs, or litigation arising out of such issues, may be significant if we are unable to recover the costs from subcontractors, suppliers and/or insurers. Warranty and construction defect matters can also result in negative publicity, including on social media outlets, which could damage our reputation and negatively affect our ability to sell homes.

We maintain, and require our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance and generally seek to require our subcontractors to indemnify us for liabilities arising from their work. While these insurance policies, subject to deductibles and other coverage limits, and indemnities protect us against a portion of our risk of loss from claims related to our land development and homebuilding activities, we cannot provide assurance that these insurance policies and indemnities will be adequate to address all our home and other warranty, product liability and construction defect claims in the future, or that any potential inadequacies will not have an adverse effect on our business, financial condition or results of operations. Further, the coverage offered by, and the availability of, general liability insurance for completed operations and construction defects are currently limited and costly. We cannot provide assurance that coverage will not be further restricted, increasing our risks and financial exposure to claims, and/or become costlier.

If we are unable to develop our communities successfully or within expected time-frames, our results of operations could be adversely affected.

Although our preference is to acquire finished lots, from time to time, we may also acquire property that requires further development before we can begin building homes. When a community requires additional developments, we devote substantial time and capital in order to obtain development approvals, acquire land and construct significant portions of project infrastructure and amenities before the community generates any revenue. In addition, our land bank option contracts often include interest provisions under which delays caused by development cause us to incur additional cost. It can take several years from the time we acquire control of an undeveloped property to the time we make our first home sale on the site. Delays in the development of communities, including delays associated with subcontractors performing the development activities or entitlements, expose us to the risk of changes in market conditions for homes. A decline in our ability to develop and market one of our new undeveloped communities successfully and to generate positive cash flow from these operations in a timely manner could have a material adverse effect on our business and results of operations and on our ability to service our debt and to meet our working capital requirements. In addition, higher than expected absorption rates in existing communities may result in lower than expected inventory levels until the development for replacement communities is completed.

We may be unable to obtain suitable bonding for the development of our housing projects.

We are often required to provide bonds, letters of credit or guarantees to governmental authorities and others to ensure the completion of our projects. As a result of market conditions, some municipalities and governmental authorities have been reluctant to accept surety bonds and instead require credit enhancements, such as cash deposits or letters of credit, in order to maintain existing bonds or to issue new bonds. If we are unable to obtain required bonds in the future for our projects, or if we are required to provide credit enhancements with respect to our current or future bonds or in place of bonds, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected.

We may suffer significant financial harm and loss of reputation if we do not comply, cannot comply or are alleged to have not complied with applicable laws, rules and regulations concerning our classification and compensation practices for independent contractors.

Each of our divisions retain various independent contractors, either directly or indirectly through third-party entities formed by these independent contractors for their business purposes, including, without limitation, some of our sales agents. With respect to these independent contractors, we are subject to the Internal Revenue Service (the “IRS”) regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it might be determined that the independent contractor classification is inapplicable to any sales agents, vendors or any other entity characterized as an independent contractor. Further, if legal standards for the classification of independent contractors change or appear to be changing, we may need to modify our compensation and benefits structure for such independent contractors, including by paying additional compensation or reimbursing expenses.

There can be no assurance that legislative, judicial, administrative or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the independent contractor classification of any individual or vendor currently characterized as independent contractors doing business with us. Although management believes that there are no proposals currently pending that would significantly change the independent contractor classification, potential changes, if any, with respect to such classification could have a significant effect on our operating model. Further, the costs associated with any such potential changes could have a significant effect on our results of operations and financial condition if we were unable to pass through to our customers an increase in price corresponding to such increased costs. Additionally, we could incur substantial costs, penalties and damages, including back pay, unpaid benefits, taxes, expense reimbursement and attorneys’ fees, in defending future challenges to our employment classification or compensation practices.

Poor relations with the residents of our communities could negatively impact sales, which could cause our revenues or results of operations to decline.

Residents of communities we develop rely on us to resolve issues or disputes that may arise in connection with the operation or development of their communities. Efforts made by us to resolve these issues or disputes could be deemed unsatisfactory by the affected residents, and subsequent actions by these residents could adversely affect our sales or our reputation. In addition, we could be required to make material expenditures related to the settlement of such issues or disputes or to modify our community development plans, which could adversely affect our results of operations.

Our joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.

We have in the past and may in the future co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a land acquisition and/or a development. In this event, we would not be in a position to exercise sole decision-making authority regarding the acquisition and/or development, and our investment may be illiquid due to our lack of control. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that our joint venture partners might become bankrupt, fail to fund their share of required capital contributions, make poor business decisions or block or delay necessary decisions. Our joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor our joint venture partners would have full control over the land acquisition or development. Disputes between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

We could be adversely affected by efforts to impose joint employer liability on us for labor law violations committed by our subcontractors.

Our homes are constructed by employees of subcontractors and other third parties. We do not have the ability to control what these parties pay their employees or the rules they impose on their employees. However, various governmental agencies have taken actions to hold parties like us responsible for violations of wage and hour laws and other labor laws by subcontractors. Governmental rulings that hold us responsible for labor practices by our subcontractors could create substantial exposures for us under our subcontractor relationships, which could have a material adverse impact on our business, prospects, liquidity, financial condition and results of operations.

There are various potential conflicts of interest in our relationship with DF Capital and certain of its managed funds, including with certain of our executive officers and director nominees who are investors in certain funds managed by DF Capital, which could result in decisions that are not in the best interest of our stockholders.

Conflicts of interest may exist or could arise in the future with DF Capital and certain of its managed funds, including with certain of our executive officers and director nominees who are also investors in certain funds managed by DF Capital. Once a potential lot acquisition is approved by our land acquisition committee that requires a significant upfront commitment of capital, we will seek a land bank partner. Historically, we have provided, and we expect to continue to provide, DF Capital with the opportunity to have one of its managed funds participate in transactions that require additional funding. Such transactions may not be on terms that are as attractive as those we might be able to achieve if we sought other partners. If DF Capital does not wish to participate in, and finance, the transaction, we turn to other potential financing sources. Conflicts with DF Capital and certain of its managed funds may include, without limitation: conflicts arising from the enforcement of agreements between us and DF Capital and/or certain of its managed funds; conflicts in determining whether to offer DF Capital the opportunity to participate in a potential lot acquisition financing and, if DF Capital does participate, the terms of the financing; and conflicts in future transactions that we may pursue with DF Capital and/or one of its managed funds.

Our future success depends upon our ability to successfully adapt our business strategy to changing home buying patterns and trends.

Future home buying patterns and trends could reduce the demand for our homes and, as a result, could have a material adverse effect on our business and results of operations. Part of our business strategy is to offer homes that appeal to a broad range of entry-level and move-up homebuyers based on each local market in which we operate. However, given the significant increases in average home sales prices across our markets and the anticipated increased demand for more affordable homes due to generational shifts, changing demographics and other factors, we have increased our focus on offering more affordable housing options in our markets. We believe that, due to anticipated generational shifts, changing demographics and other factors, the demand for more affordable homes will increase.

Industry and Economic Risks

Tightening of mortgage lending standards and mortgage financing requirements, untimely or incomplete mortgage loan originations for our homebuyers and rising mortgage interest rates could adversely affect the availability of mortgage loans for potential purchasers of our homes and thereby materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.

Almost all of our customers finance their purchases through lenders that provide mortgage financing. Mortgage interest rates have generally trended downward for the last several decades and reached historic lows in the summer of 2020, which has made the homes we sell more affordable. However, we cannot predict whether mortgage interest rates will continue to fall, remain low or rise. If mortgage interest rates increase, the ability of prospective homebuyers to finance home purchases may be adversely affected, and, as a result, our operating results may be significantly negatively impacted. Our homebuilding activities are dependent upon the availability of mortgage financing to homebuyers, which is expected to be impacted by continued regulatory changes and fluctuations in the risk appetites of lenders. The financial documentation, down payment amounts and income to debt ratio requirements are subject to change and could become more restrictive.

The federal government has a significant role in supporting mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase or insure mortgage loans and mortgage loan-backed securities, and its insurance of mortgage loans through or in connection with the FHA, the VA and the USDA. FHA and VA backing of mortgage loans has been particularly important to the mortgage finance industry and to our business. Increased lending volume and losses insured by the FHA have resulted in a reduction of the FHA insurance fund. If either the FHA or VA raised their down payment requirements or lowered maximum loan amounts, our business could be materially affected. In addition, changes in governmental regulation with respect to mortgage lenders could adversely affect demand for housing.

The availability and affordability of mortgage loans, including mortgage interest rates for such loans, could also be adversely affected by a scaling back or termination of the federal government’s mortgage loan-related programs or policies. Fannie Mae, Freddie Mac, FHA, USDA and VA backed mortgage loans have been an important factor in marketing and selling many of our homes. Given that a majority of our customers’ mortgages conform with terms established by Freddie Mac and Fannie Mae and FHA, any limitations or restrictions in the availability of, or higher consumer costs for, such government-backed financing could adversely affect our business, prospects, liquidity, financial condition and results of operations. The elimination or curtailment of state bonds to assist homebuyers could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.

In addition, certain current regulations impose, and future regulations may strengthen or impose new, standards and requirements relating to the origination, securitization and servicing of residential consumer mortgage loans, which could further restrict the availability and affordability of mortgage loans and the demand for such loans by financial intermediaries and, as a result, adversely affect our home sales, financial condition and results of operations. Further, if, due to credit or consumer lending market conditions, reduced liquidity, increased risk retention or minimum capital level obligations and/or regulatory restrictions related to certain regulations, laws or other factors or business decisions, these lenders refuse or are unable to provide mortgage loans to our homebuyers, or increase the costs to borrowers to obtain such loans, the number of homes we close and our business, prospects, liquidity, financial condition and results of operations may be materially adversely affected.

Entry-level and first-time move-up homebuyers are the primary sources of demand for our new homes. Entry-level homebuyers are generally more affected by the availability of mortgage financing than other potential homebuyers and many of our potential move-up homebuyers must sell their existing homes in order to buy a home from us. A limited availability of suitable mortgage financing could prevent customers from buying our homes and could prevent buyers of our customers’ homes from obtaining mortgages they need to complete such purchase, either of which could result in potential customers’ inability to buy a home from us. If potential customers or the buyers of our customers’ current homes are not able to obtain suitable financing, the result could have a material adverse effect on our sales, profitability, ability to service our debt obligations and future cash flows.

Interest rate changes, and the failure to hedge against them, may adversely affect us.

We have in the past and may in the future borrow money to finance acquisitions related to land, lots, home inventories or other companies. The borrowings may bear interest at variable rates. Interest rate changes could affect our interest payments, and our future earnings, results of operations and cash flows may be adversely affected, assuming other factors are held constant.

We currently do not hedge against interest rate fluctuations. We may in the future obtain one or more forms of interest rate protection in the form of swap agreements, interest rate cap contracts or similar agreements to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our assets at times which may not permit us to receive an attractive return on our assets in order to meet our debt service obligations.

The housing market may not continue to grow at the same rate, or may decline, and any decline in our markets or for the homebuilding industry generally may materially and adversely affect our business and financial condition.

We cannot predict whether and to what extent the housing markets in the geographic areas in which we operate will continue to grow, particularly if interest rates for mortgage loans, land costs and construction costs rise. Other factors that might impact growth in the homebuilding industry include uncertainty in domestic and international financial, credit and consumer lending markets amid slow economic growth or recessionary conditions in various regions or industries around the world, including as a result of the COVID-19 pandemic, tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home, including increased minimum credit score requirements, credit risk/mortgage loan insurance premiums and/or other fees and required down payment amounts, higher home prices, more conservative appraisals, changing consumer preferences, higher loan-to-value ratios and extensive buyer income and asset documentation requirements, changes to mortgage regulations, population decline or slower rates of population growth in our markets or U.S. Federal Reserve (the “Federal Reserve”) policy changes. Given these factors, we can provide no assurance that the present housing market will continue to be strong, whether overall or in our markets. Because we depend on a limited number of markets for substantially all of our home sales, if these markets experience downturns in the housing market, our business, prospects and results of operations would be adversely impacted even if conditions in the broader economy or housing market did not suffer such a decline.

If there is limited economic growth, declines in employment and consumer income, changes in consumer behavior, including as a result of the COVID-19 pandemic, and/or tightening of mortgage lending standards, practices and regulation in the geographic areas in which we operate, or if interest rates for mortgage loans or home prices rise, there could likely be a corresponding adverse effect on our business, prospects, liquidity, financial condition and results of operations, including, but not limited to, the number of homes we sell, our average sales price of homes closed and the amount of revenues or profits we generate, and such effect may be material.

Regional factors affecting the homebuilding industry in our current markets could materially and adversely affect us.

Our business strategy is focused on the acquisition of suitable land and the design, construction and sale of primarily single-family homes in residential subdivisions, including planned communities, in Florida, Texas, Colorado, Georgia, the Washington D.C. metropolitan area, South Carolina and North Carolina. In addition, we have land purchase contracts for the right to purchase land or lots at a future point in time in all of these areas. A prolonged economic downturn in the future in one or more of these areas, or a particular industry that is fundamental to one or more of these areas, particularly within Florida, our largest market, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. To the extent the oil and gas industry, which can be very volatile, is negatively impacted by declining commodity prices, climate change, legislation or other factors, a result could be a reduction in employment or other negative economic consequences, which in turn could adversely impact our home sales and activities in Austin, Texas and Denver, Colorado.

Moreover, certain insurance companies doing business in Florida and Texas have restricted, curtailed or suspended the issuance of homeowners’ insurance policies on single-family homes. This has both reduced the availability of hurricane and other types of natural disaster insurance in Florida and Texas, in general, and increased the cost of such insurance to prospective purchasers of homes in Florida and Texas. Mortgage financing for a new home is conditioned, among other things, on the availability of adequate homeowners’ insurance. There can be no assurance that homeowners’ insurance will be available or affordable to prospective purchasers of our homes offered for sale in the Florida and Texas markets. Long-term restrictions on, or unavailability of, homeowners’ insurance in the Florida and Texas markets could have an adverse effect on the homebuilding industry in such markets in general, and on our business within such markets in particular. Additionally, the availability of permits for new homes in new and existing developments has been adversely affected by the significantly limited capacity of the schools, roads and other infrastructure in such markets.

If adverse conditions in these markets develop in the future, it could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. Furthermore, if buyer demand for new homes in these markets decreases, home prices could decline, which would have a material adverse effect on our business.

The homebuilding industry is highly competitive and, if our competitors are more successful or offer better value to our customers, our business could decline.

We operate in a very competitive environment that is characterized by competition from a number of other homebuilders and land developers in each market in which we operate. Additionally, there are relatively low barriers to entry into our business. We compete with large national and regional homebuilding companies, some of which have greater financial and operational resources than us, and with smaller local homebuilders and land developers, some of which may have lower administrative costs than us. We may be at a competitive disadvantage with regard to certain of our large national and regional homebuilding competitors whose operations are more geographically diversified than ours, as these competitors may be better able to withstand any future regional downturns in the housing market. Furthermore, our market share in certain of our markets may be lower as compared to some of our competitors. Many of our competitors also have longer operating histories and longstanding relationships with subcontractors and suppliers in the markets in which we operate or to which we may expand. This may give our competitors an advantage in marketing their products, securing materials and labor at lower prices and allowing their homes to be delivered to customers more quickly and at more favorable prices. We compete for, among other things, homebuyers, desirable land parcels, financing, raw materials and skilled management and labor resources. Our competitors may independently develop land and construct homes that are substantially similar to our products.

Increased competition could hurt our business, as it could prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder our market share expansion and cause us to increase our selling incentives and reduce our prices. An oversupply of homes available for sale or discounting of home prices could periodically adversely affect demand for our homes in certain markets and could adversely affect pricing for homes in the markets in which we operate.

If we are unable to compete effectively in our markets, our business could decline disproportionately to our competitors, and our results of operations and financial condition could be adversely affected. We can provide no assurance that we will be able to continue to compete successfully in any of our markets. Our inability to continue to compete successfully in any of our markets could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Any limitation on, or reduction or elimination of, tax benefits associated with homeownership would have an adverse effect upon the demand for homes, which could be material to our business.

While tax laws generally permit significant expenses associated with homeownership, primarily mortgage interest expense and real estate taxes, to be deducted for the purpose of calculating an individual’s federal and, in many cases, state taxable income, the ability to deduct mortgage interest expense and real estate taxes for federal income tax purposes is limited. The federal government or a state government may change its income tax laws by eliminating, limiting or substantially reducing these income tax benefits without offsetting provisions, which may increase the after-tax cost of owning a new home for many of our potential homebuyers. For example, the Tax Cuts and Jobs Act, which became effective January 1, 2018, contained substantial changes to the Internal Revenue Code of 1986, as amended (the “Code”), including (i) limitations on the ability of our homebuyers to deduct property taxes, (ii) limitations on the ability of our homebuyers to deduct mortgage interest and (iii) limitations on the ability of our homebuyers to deduct state and local income taxes. Any further future changes may have an adverse effect on the homebuilding industry in general. For example, the further loss or reduction of homeowner tax deductions could decrease the demand for new homes. Any such future changes could also have a material adverse impact on our business, prospects, liquidity, financial condition and results of operations.

Federal income tax credits currently available to certain builders of energy-efficient new homes may not be extended by future legislation.

On December 21, 2020, the U.S. Congress passed the Taxpayer Certainty and Disaster Tax Relief Act of 2020, which President Trump signed into law on December 27, 2020. Such act extended the availability of Code Section 45L credit for energy-efficient new homes (the “Federal Energy Credits”), which provides a tax credit of $2,000 per qualifying home ($1,600 after the benefit is deducted from cost of sales as required by the IRS) to eligible homebuilders, and made the Federal Energy Credits available for homes delivered through December 31, 2021. Legislation to extend the Federal Energy Credits beyond December 31, 2021 has not been adopted, and it is uncertain whether an extension or similar tax credit will be adopted in the future. For the year ended December 31, 2019, we claimed $3.5 million of Federal Energy Credits. If legislation to extend the Federal Energy Credits for periods after December 31, 2021 is not adopted, our effective income tax rates in future periods may increase, potentially materially.

Fluctuations in real estate values may require us to write-down the book value of our real estate assets.

The homebuilding and land development industries are subject to significant variability and fluctuations in real estate values. As a result, we may be required to write-down the book value of our real estate assets in accordance with GAAP, and some of those write-downs could be material. Any material write-downs of assets could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Any future government shutdowns or slowdowns may materially adversely affect our business or financial results.

Any future government shutdowns or slowdowns may materially adversely affect our business or financial results. We can make no assurances that potential home closings affected by any such shutdown or slowdown will occur after the shutdown or slowdown has ended.

Natural disasters, severe weather and adverse geologic conditions may increase costs, cause project delays and reduce consumer demand for housing, all of which could materially and adversely affect us.

Our homebuilding operations are located in many areas that are subject to natural disasters, severe weather or adverse geologic conditions. These include, but are not limited to, hurricanes, tornadoes, droughts, floods, brushfires, wildfires, prolonged periods of precipitation, landslides, soil subsidence, earthquakes and other natural disasters. For example, we operate in a number of locations in the Mid-Atlantic and Southeast that were adversely impacted by severe weather conditions and hurricanes in 2017 and 2018. As a result, our operations in certain areas of Florida, Georgia and South Carolina experienced temporary disruptions and delays. Additionally, our corporate headquarters are located in Jacksonville, Florida, an area that is often impacted by severe weather events, and our operations may be substantially disrupted if our corporate headquarters are forced to close. The occurrence of any of these events could damage our land parcels and projects, cause delays in completion of our projects, reduce consumer demand for housing and cause shortages and price increases in labor or raw materials, any of which could affect our sales and profitability. In addition to directly damaging our land or projects, many of these natural events could damage roads and highways providing access to our assets or affect the desirability of our land or projects, thereby adversely affecting our ability to market homes or sell land in those areas and possibly increasing the costs of homebuilding completion. Furthermore, the occurrence of natural disasters, severe weather and other adverse geologic conditions has increased in recent years due to climate change and may continue to increase in the future. Climate change may have the effect of making the risks described above occur more frequently and more severely, which could amplify the adverse impact on our business, prospects, liquidity, financial condition and results of operations.

There are some risks of loss for which we may be unable to purchase insurance coverage. For example, losses associated with hurricanes, landslides, prolonged periods of precipitation, earthquakes and other weather-related and geologic events may not be insurable and other losses, such as those arising from terrorism, may not be economically insurable. A sizeable uninsured loss could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.

New and existing laws and regulations or other governmental actions may increase our expenses, limit the number of homes that we can build or delay completion of our projects.

We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction, accessibility, anti-discrimination and other matters, which, among other things, impose restrictive zoning and density requirements, the result of which is to limit the number of homes that can be built within the boundaries of a particular area. We may encounter issues with entitlement, not identify all entitlement requirements during the pre-development review of a project site or encounter zoning changes that impact our operations. Projects for which we have not received land use and development entitlements or approvals may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or zoning changes. Such moratoriums generally relate to insufficient water supplies, sewage facilities, delays in utility hook-ups or inadequate road capacity within specific market areas or subdivisions. Local governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development. As a result of any of these statutes, ordinances, rules or regulations, the timing of our home sales could be delayed, the number of our home sales could decline and/or our costs could increase, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

We and our subcontractors are subject to environmental, health and safety laws and regulations, which may increase our costs, result in liabilities, limit the areas in which we can build homes and delay completion of our projects.

We and our subcontractors are subject to a variety of local, state, federal and other environmental, health and safety laws, statutes, ordinances, rules and regulations, including those governing storm water and surface water management, discharge and releases of pollutants and hazardous materials into the environment, including air, groundwater, subsurface and soil, remediation activities, handling of hazardous materials such as asbestos, lead paint and mold, protection of wetlands, endangered plants and species and sensitive habitats and human health and safety. The particular environmental requirements that apply to any given site vary according to multiple factors, including the site’s location and present and former uses, its environmental conditions, the presence or absence of endangered plants or species or sensitive habitats and environmental conditions at nearby or adjoining properties. There is no guarantee that we will be able to identify all of these considerations during any pre-acquisition or pre-development review of project sites or that such factors will not develop during our development and homebuilding activities. Environmental requirements and conditions may result in delays, may cause us to incur substantial compliance, remediation and other costs and can prohibit or severely restrict development and homebuilding activity in certain areas, including environmentally sensitive regions or areas contaminated by others before we commenced development. In addition, in those cases where an endangered or threatened plant or species is involved and agency rulemaking and litigation are ongoing, the outcome of such rulemaking and litigation can be unpredictable and, at any time, can result in unplanned or unforeseeable restrictions on, or the prohibition of development in, identified environmentally sensitive areas. In some instances, regulators from different governmental agencies do not concur on development, remedial standards or property use restrictions for a project, and the resulting delays or additional costs can be material for a given project.

Certain environmental laws and regulations also impose strict joint and several liability on former and current owners and operators of real property and in connection with third-party sites where parties have sent wastes. As a result, we may be held liable for environmental conditions we did not create on properties we currently or formerly owned or operated, including properties we have developed, or where we sent wastes. In addition, due to our wide range of historic and current ownership, operation, development, homebuilding and construction activities, we could be liable for future claims for damages as a result of the past or present use of hazardous materials, including building materials or fixtures known or suspected to contain hazardous materials, such as asbestos, lead paint and mold. A mitigation plan may be implemented during the construction of a home if a cleanup does not remove all contaminants of concern or to address a naturally occurring condition such as methane or radon. Some homebuyers may not want to purchase a home that is, or that may have been, subjected to a mitigation plan. In addition, we do not maintain separate insurance policies for claims related to hazardous materials, and insurance coverage for such claims under our general commercial liability insurance may be limited or nonexistent.

Pursuant to such environmental, health and safety laws, statutes, ordinances, rules and regulations, we are generally required to obtain permits and other approvals from applicable authorities to commence and conduct our development and homebuilding activities. These permits and other approvals may contain restrictions that are costly or difficult to comply with, or may be opposed or challenged by local governments, environmental advocacy groups, neighboring property owners or other interested parties, which, in turn, may result in delays, additional costs and risks of non-approval of our activities.

From time to time, the EPA and similar federal, state or local agencies review land developers’ and homebuilders’ compliance with environmental, health and safety laws, statutes, ordinance, rules and regulations, including those relating to the control of storm water discharges during construction. Failure to comply with such laws, statutes, ordinances, rules and regulations may result in civil and criminal fines and penalties, injunctions, suspension of our activities, remedial obligations, costs or liabilities, third-party claims for property or natural resource damages or personal injury, enforcement actions or other sanctions or in additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs and result in project delays. We expect that increasingly stringent requirements will be imposed on land developers and homebuilders in the future. We cannot assure you that environmental, health and safety laws will not change or become more stringent in the future in a manner that would not have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

We have provided environmental indemnities to certain lenders and other parties. These indemnities obligate us to reimburse the indemnified parties for damages related to environmental matters, and, generally, there is no term or damage limitations on these indemnities.

Environmental laws and regulations relating to climate change and energy can have an adverse impact on our activities, operations and profitability and on the availability and price of certain raw materials, such as lumber, steel and concrete.

There is a growing concern from advocacy groups and the general public that the emissions of greenhouse gases and other human activities have caused, and will continue to cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters. Government mandates, standards and regulations enacted in response to these projected climate change impacts and concerns could result in restrictions on land development in certain areas or increased energy, transportation and raw material costs. On January 20, 2021, President Biden signed an instrument that will lead to the United States’ reentry into the Paris Agreement, which requires countries to review and “represent a progression” in their intended nationally determined contributions, which set greenhouse gas emission reduction goals, every five years. A variety of new legislation may be enacted or considered for enactment at the federal, state and local levels relating to climate change and energy, including in response to the United States’ reentry into the Paris Agreement. This legislation could relate to, for example, matters such as greenhouse gas emissions control and building and other codes that impose energy efficiency standards or require energy saving construction materials. New building or other code requirements that impose stricter energy efficiency standards or requirements for building materials could significantly increase our cost to construct homes. As climate change concerns continue to grow, legislation, regulations, mandates, standards and other requirements of this nature are expected to continue to be enacted and become costlier for us to comply with. Additionally, certain areas in the United States either have enacted or are considering a ban on the use of natural gas appliances and/or natural gas hookups, in new construction. Such bans, if enacted in areas in which we operate, could affect our cost to construct homes. Similarly, energy-related initiatives affect a wide variety of companies throughout the United States, and, because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel and concrete, these initiatives could have an adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade or similar energy-related regulations or requirements.

Because of the seasonal nature of our business, our quarterly operating results fluctuate.

As discussed under “Business—Seasonality,” we have historically experienced, and in the future expect to continue to experience, variability in our results of operations from quarter to quarter due to the seasonal nature of the homebuilding industry. We generally close more homes in our second, third and fourth quarters. Thus, our revenues may fluctuate on a quarterly basis, and we may have higher capital requirements in our second, third and fourth quarters in order to maintain our inventory levels. Accordingly, there is a risk that we will invest significant amounts of capital in the acquisition and development of land and construction of homes that we do not sell at anticipated pricing levels or within anticipated time frames. If, due to market conditions, construction delays or other causes, we do not complete home sales at anticipated pricing levels or within anticipated time frames, our business, prospects, liquidity, financial condition and results of operations would be adversely affected. We expect this seasonal pattern to continue over the long term, but we can make no assurances as to the degree to which our historical seasonal patterns will occur in the future.

Changes to population growth rates in certain of the markets in which we operate or plan to operate could affect the demand for homes in these regions.

Slower rates of population growth or population declines in our markets in Jacksonville, Orlando, Colorado and Austin, or other key markets in the United States that we may decide to enter in the future, especially as compared to the high population growth rates in prior years, could affect the demand for housing, cause home prices in these markets to fall and adversely affect our plans for growth, business, financial condition and operating results. Furthermore, while we have recently observed an increase in our business as a result of people moving to the suburbs during the COVID-19 pandemic, we cannot assure you that this trend will continue or not reverse.

Volatility in the credit and capital markets may impact our cost of capital and our ability to access necessary financing and the difficulty in obtaining sufficient capital could prevent us from acquiring lots for our development or increase costs and delays in the completion of our homebuilding expenditures.

If we require working capital greater than that provided by our operations and our credit facilities, we may be required to seek to increase the amount available under the facilities or to seek alternative financing, which might not be available on terms that are favorable or acceptable. If we are required to seek financing to fund our working capital requirements, volatility in credit or capital markets may restrict our flexibility to successfully obtain additional financing on terms acceptable to us, or at all. If we are at any time unsuccessful in obtaining sufficient capital to fund our planned homebuilding expenditures, we may experience a substantial delay in the completion of homes then under construction, or we may be unable to control or purchase finished building lots. Any delay could result in cost increases and could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows. Historically, we have supported our ongoing operations through the use of secured debt financing. In connection with the IPO, we entered into a new syndicated, unsecured revolving credit facility . Another source of liquidity includes our ability to use letters of credit and surety bonds that are generally issued. These letters of credit and surety bonds relate to certain performance-related obligations and serve as security for certain land option contracts. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies and utility companies related to the construction of roads, sewers and other infrastructure. At December 31, 2020, we had outstanding letters of credit and surety bonds totaling $0.9 million and $28.0 million, respectively. These letters of credit and surety bonds are generally subject to certain financial covenants and other limitations. If we are unable to obtain letters of credit or surety bonds when required, or the conditions imposed by issuers increase significantly, our liquidity and results of operations could be adversely affected.

Our industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for homes and, as a result, could have a material adverse effect on us.

Our business can be substantially affected by adverse changes in general economic or business conditions that are outside of our control, including changes in short-term and long-term interest rates; employment levels and job and personal income growth; housing demand from population growth, household formation and other demographic changes, among other factors; availability and pricing of mortgage financing for homebuyers; consumer confidence generally and the confidence of potential homebuyers in particular; consumer spending; financial system and credit market stability; private party and government mortgage loan programs (including changes in FHA, USDA, VA, Fannie Mae and Freddie Mac conforming mortgage loan limits, credit risk/mortgage loan insurance premiums and/or other fees, down payment requirements and underwriting standards), and federal and state regulation, oversight and legal action regarding lending, appraisal, foreclosure and short sale practices; federal and state personal income tax rates and provisions, including provisions for the deduction of mortgage loan interest payments, real estate taxes and other expenses; supply of and prices for available new or resale homes (including lender-owned homes) and other housing alternatives, such as apartments, single-family rentals and other rental housing; homebuyer interest in our current or new product designs and new home community locations; general consumer interest in purchasing a home compared to choosing other housing alternatives; interest of financial institutions or other businesses in purchasing wholesale homes; and real estate taxes. Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular submarkets in which we operate. Inclement weather, natural disasters (such as earthquakes, hurricanes, tornadoes, floods, prolonged periods of precipitation, droughts and fires), other calamities and other environmental conditions can delay the delivery of our homes and/or increase our costs. Civil unrest or acts of terrorism can also have a negative effect on our business. If the homebuilding industry experiences another significant or sustained downturn, it would materially adversely affect our business and results of operations in future years.

The potential difficulties described above can cause demand and prices for our homes to fall or cause us to take longer and incur more costs to develop the land and build our homes. We may not be able to recover these increased costs by raising prices because of market conditions. The potential difficulties described above could also lead some homebuyers to cancel or refuse to honor their home purchase contracts altogether.

Inflation could adversely affect our business and financial results.

Inflation could adversely affect our business and financial results by increasing the costs of land, raw materials and labor needed to operate our business. If our markets have an oversupply of homes relative to demand, we may be unable to offset any such increases in costs with corresponding higher sales prices for our homes. Inflation may also accompany higher interest rates, which could adversely impact potential customers’ ability to obtain financing on favorable terms, thereby further decreasing demand. If we are unable to raise the prices of our homes to offset the increasing costs of our operations, our margins could decrease. Furthermore, if we need to lower the price of our homes to meet demand, the value of our land inventory may decrease. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business.

Difficulties with appraisal valuations in relation to the proposed sales price of our homes could force us to reduce the price of our homes for sale.

Each of our home sales may require an appraisal of the home value before closing. These appraisals are professional judgments of the market value of the property and are based on a variety of market factors. If our internal valuations of the market and pricing do not line up with the appraisal valuations, and appraisals are not at or near the agreed upon sales price, we may be forced to reduce the sales price of the home to complete the sale. These appraisal issues could have a material adverse effect on our business and results of operations.

If the market value of our inventory or controlled lot position declines, our profits could decrease and we may incur losses.

Inventory risk can be substantial for homebuilders. The market value of building lots and housing inventories can fluctuate significantly as a result of changing market conditions. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing community or market. We must continuously seek and make acquisitions of lots for expansion into new markets, as well as for replacement and expansion within our current markets, which we generally accomplish by entering into finished lot option contracts or land bank option contracts. In the event of adverse changes in economic, market or community conditions, we may cease further building activities in certain communities, restructure existing land purchase option contracts or elect not to exercise our land purchase options. Such actions would result in our forfeiture of some or all of any deposits, fees or investments paid or made in respect of such arrangements. The forfeiture of land contract deposits or inventory impairments may result in a loss that could have a material adverse effect on our profitability, stock performance, ability to service our debt obligations and future cash flows.

A major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage.

Building sites are inherently dangerous, and operating in the homebuilding and land development industry poses certain inherent health and safety risks. Due to health and safety regulatory requirements and the number of projects we work on, health and safety performance is critical to the success of all areas of our business.

Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements or litigation, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation and our relationships with relevant regulatory agencies, governmental authorities and local communities, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Strategic Risks Related to Our Business

We cannot make any assurances that our growth or expansion strategies will be successful, and we may incur a variety of costs to engage in such strategies, including through targeted acquisitions, and the anticipated benefits may never be realized.

We have expanded our business through selected investments in new geographic markets and by diversifying our products in certain markets. Investments in land, developed lots and home inventories can expose us to risks of economic loss and inventory impairments if housing conditions weaken or we are unsuccessful in implementing our growth strategies. Our long-term success and growth strategies depend in part upon continued availability of suitable land at acceptable prices. The availability of land, lots and home inventories for purchase at favorable prices depends on a number of factors outside of our control. We may compete for available land with entities that possess significantly greater financial, marketing and other resources. In addition, some state and local governments in markets where we operate have approved, and others may approve, slow-growth or no-growth initiatives and other ballot measures that could negatively impact the availability of land and building opportunities within those areas. Approval of these initiatives could adversely affect our ability to build and sell homes in the affected markets and/or could require the satisfaction of additional administrative and regulatory requirements, which could result in slowing the progress or increasing the costs of our homebuilding operations in these markets. Finally, our ability to begin new projects could be negatively impacted if we elect not to purchase land under our land banking option contracts.

We intend to grow our operations in existing markets, and we may expand into new markets or pursue opportunistic purchases of other homebuilders on attractive terms as, and if, such opportunities arise. We may be unable to achieve the anticipated benefits of any such growth or expansion, including through targeted acquisitions or through efficiencies that we may be unable to achieve, the anticipated benefits may take longer to realize than expected, or we may incur greater costs than expected in attempting to achieve the anticipated benefits. In such cases, we will likely need to employ additional personnel or consultants that are knowledgeable about such markets. There can be no assurance that we will be able to employ or retain the necessary personnel to successfully implement a disciplined management process and culture with local management, that our expansion operations will be successful or that we will be able to successfully integrate any acquired homebuilder. This could disrupt our ongoing operations and divert management resources that would otherwise focus on developing our existing business.

We may develop communities in which we build townhomes in addition to single-family homes or sell homes to investors or portfolio management companies. We can give no assurance that we will be able to successfully identify, acquire or implement these new strategies in the future. Accordingly, any such expansion, including through acquisitions, could expose us to significant risks beyond those associated with operating our existing business and may adversely affect our business, prospects, liquidity, financial condition and results of operations.

We may not be able to complete or successfully integrate our recent acquisitions or any potential future acquisitions.

From time-to-time, we may evaluate possible acquisitions, some of which may be material. For example, in May 2019, we acquired Village Park Homes, in October 2020, we acquired H&H Homes, and, in February 2021, we acquired Century Homes, in each case to significantly expand our presence in new and existing geographic markets. These and potential future acquisitions may pose significant risks to our existing operations if they cannot be successfully integrated. These acquisitions would place additional demands on our managerial, operational, financial and other resources and create operational complexity requiring additional personnel and other resources. In addition, we may not be able to successfully finance or integrate H&H Homes, Century Homes or any businesses that we acquire. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations. Moreover, even if we were successful in integrating newly acquired businesses or assets, expected synergies or cost savings may not materialize, resulting in lower than expected benefits to us from such transactions. We may spend time and money on projects that do not increase our revenue. Additionally, when making acquisitions, it may not be possible for us to conduct a detailed investigation of the nature of the business or assets being acquired due to, for instance, time constraints in making the decision and other factors. We may become responsible for additional liabilities or obligations not foreseen at the time of an acquisition. To the extent we pay the purchase price of an acquisition in cash, such an acquisition would reduce our cash reserves, and, to the extent the purchase price of an acquisition is paid with our stock, such an acquisition could be dilutive to our stockholders. To the extent we pay the purchase price of an acquisition with proceeds from the incurrence of debt, such an acquisition would increase our level of indebtedness and could negatively affect our liquidity and restrict our operations. Further, to the extent that purchase price of an acquisition is paid in the form of an earn out on future financial results, the success of such an acquisition will not be fully realized by us for a period of time as it is shared with the sellers. All of the above risks could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

We may experience difficulties in integrating the operations of H&H Homes and Century Homes into our business and in realizing the expected benefits of each such acquisition.

The success of Recent Acquisitions will depend in part on our ability to realize the anticipated business opportunities from combining the operations of H&H Homes and Century Homes with our business in an efficient and effective manner. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies or inconsistencies in standards, controls, IT systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the Recent Acquisitions, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of H&H Homes and Century Homes with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the Recent Acquisitions, and our business, results of operations and financial condition could be materially and adversely affected.

We have incurred significant costs in connection with the Recent Acquisitions. The substantial majority of these costs are non-recurring expenses related to the Recent Acquisitions. We may incur additional costs in the integration of H&H Homes and Century Homes and may not achieve cost synergies and other benefits sufficient to offset the incremental costs of the Recent Acquisitions.

Risks Related to Our Organization and Structure

We are a holding company, and we are accordingly dependent upon distributions from our subsidiaries to pay dividends, if any, taxes and other expenses.

We are a holding company and will have no material assets other than our ownership of equity interests in our subsidiaries. We have no independent means of generating revenue. Substantially all of our assets are held through subsidiaries of our predecessor, DFH LLC. DFH LLC’s cash flow is dependent on cash distributions from its subsidiaries, and, in turn, substantially all of our cash flow is dependent on cash distributions from DFH LLC. The creditors of each of our direct and indirect subsidiaries are entitled to payment of that subsidiary’s obligations to them, when due and payable, before distributions may be made by that subsidiary to its equity holders.

Therefore, DFH LLC’s ability to make distributions to us and to the holders of the Series B preferred units of DFH LLC depends on its subsidiaries’ ability first to satisfy their obligations to their creditors and then to make distributions to DFH LLC. We intend to cause DFH LLC to make distributions to us in an amount sufficient to cover our expenses, all applicable taxes payable and dividends, if any, declared by us. The holders of the Series B preferred units of DFH LLC are entitled to receive preferred distributions from DFH LLC before payment of distributions to us. Thus, our ability to cover our expenses, all applicable taxes payable and dividends, if any, declared by us depends on DFH LLC’s ability first to satisfy its obligations to its creditors and make distributions to holders of the Series B preferred units of DFH LLC and then to us.

In addition, our participation in any distribution of the assets of any of our direct or indirect subsidiaries upon any liquidation, reorganization or insolvency is only after the claims of such subsidiaries’ creditors, including trade creditors and preferred unitholders, are satisfied. As of December 31, 2020, the aggregate liquidation preference of the Series B preferred units DFH LLC is $9.2 million.

Furthermore, our future financing arrangements may contain negative covenants, limiting the ability of our subsidiaries to declare or pay dividends or make distributions. To the extent that we need funds, and our subsidiaries are restricted from declaring or paying such dividends or making such distributions under applicable law or regulations, or otherwise unable to provide such funds, for example, due to restrictions in future financing arrangements that limit the ability of our operating subsidiaries to distribute funds, our liquidity and financial condition could be materially harmed.

We depend on key management personnel and other experienced employees.

Our success depends to a significant degree upon the contributions of certain key management personnel, including, but not limited to, Patrick Zalupski, our founder, President, Chief Executive Officer and Chairman of our Board of Directors. Although we have entered into an employment agreement with Mr. Zalupski, there is no guarantee that Mr. Zalupski will remain employed by us. Our ability to retain our key management personnel or to attract suitable replacements should any members of our management team leave is dependent on the competitive nature of the employment market. The loss of services from key management personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets. We have not obtained key man life insurance that would provide us with proceeds in the event of the death or disability of any of our key management personnel.

Experienced employees in the homebuilding, land acquisition, development and construction industries are fundamental to our ability to generate, obtain and manage opportunities. In particular, local knowledge and relationships are critical to our ability to source attractive land acquisition opportunities. Experienced employees working in the homebuilding, development and construction industries are highly sought after. Failure to attract and retain such personnel or to ensure that their experience and knowledge is not lost when they leave the business through retirement, redundancy or otherwise may adversely affect the standards of our service and may have an adverse impact on our business, prospects, liquidity, financial condition and results of operations.

Our current financing arrangements contain, and our future financing arrangements likely will contain, restrictive covenants.

Our current financing agreements contain, and the financing arrangements we enter into in the future likely will contain, covenants that limit our ability to do certain things. Our Credit Agreement contains covenants that, among other things, require that we (i) maintain a maximum debt ratio of 65.0% in the first year, 62.5% in the second year and 60.0% thereafter; (ii) maintain an interest coverage ratio of 2.0 to 1.0; (iii) maintain a minimum liquidity equal to the ratio of (A) the sum of (1) unrestricted cash and (2) the amount immediately available but not yet drawn on the Credit Agreement and (B) interest incurred by us, of not less than 1.0 to 1.0; (iv) maintain a minimum tangible net worth equal to the sum of (A) 75% of the tangible net worth as of the last fiscal quarter prior to the closing date of the Credit Agreement, (B) 50% of net income from the last fiscal quarter prior to the closing date of the Credit Agreement and (C) 50% of net proceeds received from all equity issuances after the closing date of the Credit Agreement; (v) maintain a maximum risks assets ratio of (A) the sum of the GAAP net book value for all finished lots, lots under development, unentitled land and land held for future development to (B) tangible net worth, of no greater than 1.0 to 1.0; (vi) not allow aggregate investments in unconsolidated affiliates to exceed 15% of tangible net worth, as of the last day of any fiscal quarter; and (vii) may not incur indebtedness other than (A) the obligations under the Credit Agreement, (B) non-recourse indebtedness in an amount not to exceed 15% of tangible net worth, (C) our PPP Loan, (D) operating lease liabilities, finance lease liabilities and purchase money obligations for fixed or capital assets not to exceed $5.0 million in the aggregate, (E) indebtedness of financial services subsidiaries and VIEs and (F) indebtedness under hedge contracts entered into for purposes other than for speculative purposes.

If we fail to meet or satisfy any of these provisions, we would be in default under such financing agreement and our lenders could elect to declare outstanding amounts due and payable and terminate their commitments. A default also could limit significantly our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets when we otherwise would not choose to do so. In addition, future indebtedness we obtain may contain financial covenants limiting our ability to, for example, incur additional indebtedness, make certain investments, reduce liquidity below certain levels and pay dividends to our stockholders and otherwise affect our operating policies. If we default on one or more of our debt agreements, it could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Mr. Zalupski has the ability to direct the voting of a majority of the voting power of our common stock, and his interests may conflict with those of our other stockholders.

Our common stock consists of two classes: Class A and Class B. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to three votes per share. Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our certificate of incorporation. Mr. Zalupski, our founder, President, Chief Executive Officer and Chairman of our Board of Directors, owns, through personal holdings and an entity that he controls, 100% of our Class B common stock (representing 84.8% of the total combined voting power of our Class A common stock and Class B common stock).

As a result, Mr. Zalupski is able to control matters requiring stockholder approval, including the election and removal of directors, changes to our organizational documents and significant corporate transactions, including any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership makes it unlikely that any holder or group of holders of our Class A common stock will be able to affect the way we are managed or the direction of our business. The interests of Mr. Zalupski with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders. Mr. Zalupski would have to approve any potential acquisition of us. The existence of significant stockholders may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management or limiting the ability of our other stockholders to approve transactions that they may deem to be in our best interests. Mr. Zalupski’s concentration of stock ownership may also adversely affect the trading price of our Class A common stock to the extent investors perceive a disadvantage in owning stock of a company with significant stockholders.

Certain of our directors have significant duties with, and spend significant time serving, entities that may compete with us in seeking acquisitions and business opportunities and, accordingly, may have conflicts of interest in pursuing business opportunities.

Certain of our directors hold positions of responsibility with other entities whose businesses are involved in certain aspects of the real estate industry, including in DF Capital, with which we partner for certain land banking opportunities. These directors may become aware of business opportunities that may be appropriate for presentation to us, as well as to the other entities with which they are or may become affiliated. Due to these existing and potential future affiliations, they may present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and, as a result, they may elect not to present those opportunities to us. These conflicts of interest may not be resolved in our favor.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law , our amended and restated certificate of incorporation or our bylaws or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity that purchases or otherwise acquires any interest in shares of our capital stock are deemed to have notice of, and consented to, the provisions of our amended and restated certificate of incorporation described in the preceding sentence. This choice of forum provision may limit a stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

We do not intend to pay cash dividends on our Class A common stock in the foreseeable future. Consequently, your only opportunity to achieve a return on your investment is if the price of our Class A common stock appreciates.

We do not plan to declare cash dividends on shares of our Class A common stock in the foreseeable future. Consequently, your only opportunity to achieve a return on your investment in us will be if you sell your Class A common stock at a price greater than you paid for it. There is no guarantee that the price of our Class A common stock that will prevail in the market will ever exceed the price that you pay in this offering.

Provisions in our charter documents or Delaware law, as well as Mr. Zalupski’s beneficial ownership of all of our outstanding Class B common stock, could discourage acquisition bids or merger proposals, which may adversely affect the market price of our Class A common stock.

Some provisions of our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders, including:

•	providing that the Board of Directors is expressly authorized to determine the size of our Board of Directors;

•	limiting the ability of our stockholders to call special meetings;

•	establishing advance notice provisions for stockholder proposals and nominations for elections to the Board of Directors to be acted upon at meetings of stockholders;

•	providing that the Board of Directors is expressly authorized to adopt, or to alter or repeal, our bylaws; and

•
establishing advance notice and certain information requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Mr. Zalupski, through his beneficial ownership of all of our outstanding Class B common stock, controls approximately 84.8% of the total combined voting power of our outstanding Class A common stock and Class B common stock, which gives him the ability to prevent a potential takeover of our company. If a change of control or change in management is delayed or prevented, the market price of our Class A common stock could decline.

In addition, some of the restrictive covenants contained in our various financing agreements may delay or prevent a change in control.

Even though we may want to redeem the Series B preferred units of DFH LLC, we may not have the ability to redeem the Series B preferred units of DFH LLC, as the case may be.

DFH LLC has the right to redeem the Series B preferred units from time to time on or prior to September 30, 2022. As of December 31, 2020, the redemption price for all of the outstanding Series B preferred units of DFH LLC was $9.2 million. Any decision we may make at any time regarding whether to redeem the Series B preferred units of DFH LLC will depend upon a wide variety of factors, including our evaluation of our capital position, our capital requirements and general market conditions at that time. Even though we may want to redeem the Series B preferred units of DFH LLC, we may be restricted from doing so by our debt agreements or we might not have sufficient cash available to redeem such preferred units.

Non-U.S. holders may be subject to U.S. federal income tax on gain realized on the sale or disposition of shares of our Class A common stock.

Because of our holdings in U.S. real property interests, we believe we are a “United States real property holding corporation” for U.S. federal income tax purposes. As a result, a non-U.S. holder generally will be subject to U.S. federal income tax on any gain realized on a sale or disposition of shares of our Class A common stock unless our Class A common stock is regularly traded on an established securities market and such non-U.S. holder did not actually or constructively hold more than 5% of our Class A common stock at any time during the shorter of (a) the five-year period preceding the date of the sale or disposition and (b) the non-U.S. holder’s holding period in such stock. In addition, if our Class A common stock is not regularly traded on an established securities market, a purchaser of the stock generally will be required to withhold and remit to the IRS 15% of the purchase price. A non-U.S. holder also will be required to file a U.S. federal income tax return for any taxable year in which it realizes a gain from the disposition of our Class A common stock that is subject to U.S. federal income tax.

For purposes of this discussion, a “non-U.S. holder” is a beneficial owner of our Class A common stock that is not, for U.S. federal income tax purposes, a partnership or any of the following:

•	an individual who is a citizen or resident of the United States;

•
a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

•	an estate the income of which is subject to U.S. federal income tax regardless of its source; or

•
a trust (i) whose administration is subject to the primary supervision of a U.S. court and which has one or more United States persons who have the authority to control all substantial decisions of the trust or (ii) which has made a valid election under applicable Treasury regulations to be treated as a United States person.

No assurance can be given that our Class A common stock will remain regularly traded in the future. Non-U.S. holders should consult their tax advisors concerning the consequences of disposing of shares of our Class A common stock.

We are a “controlled company” within the meaning of the Nasdaq Global Select Market rules, which allows us to rely on exemptions from certain corporate governance requirements.

Mr. Zalupski beneficially owns a majority of our outstanding voting interests. As a result, we are a “controlled company” within the meaning of the Nasdaq Global Select Market (“Nasdaq”) corporate governance standards. Under the Nasdaq rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that:

•	a majority of such company’s board of directors consist of independent directors;

•	such company have a nominating and governance committee that is composed entirely of independent directors with a written charter addressing such committee’s purpose and responsibilities;

•	such company have a compensation committee that is composed entirely of independent directors with a written charter addressing such committee’s purpose and responsibilities; and

•	such company conduct an annual performance evaluation of the nominating and governance and compensation committees.

These requirements will not apply to us as long as we remain a controlled company. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. See “Management” in this prospectus for additional information.

The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.

In July 2017, S&P Dow Jones Indices and FTSE International Limited announced changes to their eligibility criteria for the inclusion of shares of public companies on certain indices, including the Russell 2000, the S&P 500, the S&P MidCap 400 and the S&P SmallCap 600, to exclude companies with multiple classes of shares of common stock from being added to these indices. As a result, our dual class capital structure makes us ineligible for inclusion in any of these indices, and mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in our stock. Furthermore, we cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A common stock less attractive to investors, and, as a result, the market price of our Class A common stock could be adversely affected.

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.

Borrowings under our Credit Agreement bear interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. On July 27, 2017, the Financial Conduct Authority in the United Kingdom, which regulates LIBOR, announced that it intends to phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. Our existing vertical construction lines of credit facilities, which, at the present time, have terms that extends beyond 2021, provide for a mechanism to amend such financing agreements to reflect the establishment of an alternate rate of interest upon the occurrence of certain events related to the phase-out of any applicable interest rate. However, we have not yet pursued any amendments or other contractual alternatives to address this matter and are currently evaluating the potential impact of the eventual replacement of LIBOR on our existing vertical construction lines of credit facilities. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Uncertainty as to the nature of such potential phase-out and alternative reference rates or disruption in the financial market could have a material adverse effect on our cost of capital, financial condition, cash flows and results of operations.

Interest expense on debt we incur may limit our cash available to fund our growth strategies.

As of December 31, 2020, we had total outstanding borrowings of $289.9 million under our then-existing construction lines of vertical credit facilities, and we could borrow an additional $340.2 million under such financing arrangement. As of December 31, 2020, borrowings under our then-existing construction lines of vertical credit facilities bore interest at rates ranging from 3.5% to 10.5%. In addition, as of December 31, 2020, we had outstanding $9.7 million aggregate principal amount of non-recourse notes payable in relation to projects in our joint venture arrangements, which bear interest at rates ranging from 5.0% to 12.5%, and the $7.2 million PPP Loan. If our operations do not generate sufficient cash from operations at levels currently anticipated, we may seek additional capital in the form of debt financing. Our current indebtedness includes, and any additional indebtedness we subsequently incur may have, a floating rate of interest. Higher interest rates could increase debt service requirements on our current floating rate indebtedness, and on any floating rate indebtedness we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing indebtedness during periods of rising interest rates, we could be required to refinance our then-existing indebtedness on unfavorable terms or liquidate one or more of our assets to repay such indebtedness at times that may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either such event or both could materially and adversely affect our cash flows and results of operations.

We have identified material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2020, our management has determined that the following control deficiencies constitute material weaknesses.

We did not document the design or operation of an effective control environment commensurate with the financial reporting requirements of an SEC registrant. Specifically, we did not design and maintain adequate formal documentation of certain policies and procedures, controls over the segregation and duties within our financial reporting function and the preparation and review of journal entries. In addition, we did not design or maintain effective control activities that contributed to the following additional material weaknesses:

•
We did not design control activities to adequately address identified risks, evidence of performance, or operate at a sufficient level of precision that would identify material misstatements to our financial statements.

•
We did not design and maintain effective controls over certain IT general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain:

○
program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately;

○	user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel;

○	computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored; and

○	testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

These IT deficiencies did not result in a material misstatement in our financial statements; however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined that these deficiencies in the aggregate constitute a material weakness.

Each of the above material weaknesses did not result in material misstatements in our financial statements; however, they could result in misstatements of our account balances or disclosures that would result in material misstatements of our annual or interim financial statements that would not be prevented or detected.

We are in the process of taking steps intended to address the underlying causes of the control deficiencies in order to remediate the material weaknesses. Our efforts to date have included: (i) formalization of our remediation plan and timelines to fully address the control deficiencies and segregation of duties controls and (ii) development of formal policies around general computer controls, including scheduled formal trainings prior to implementation of an IT general controls framework that addresses risks associated with user access and security, application change management and IT operations to help sustain effective control operations and comprehensive remediation efforts relating to strengthen user access controls and security.

While we believe these efforts will improve our internal controls and address the underlying causes of the material weaknesses, such material weaknesses will not be remediated until our remediation plan has been fully implemented, and we have concluded that our controls are operating effectively for a sufficient period of time.

We cannot be certain that the steps we are taking will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. In addition, we cannot be certain that we have identified all material weaknesses in our internal control over financial reporting or that in the future we will not have additional material weaknesses in our internal control over financial reporting.

In addition, neither our management nor an independent registered public accounting firm has performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had we or our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified. If we fail to effectively remediate the material weaknesses in our internal control over financial reporting, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls when required to do so in the future, we may be unable to accurately or timely report our financial condition or results of operations. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price could be adversely affected.

General Risk Factors

We are subject to litigation, arbitration or other claims which could materially and adversely affect us.

We are subject to litigation and we may in the future be subject to enforcement actions, such as claims relating to our operations, securities offerings and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Although we have established warranty, claim and litigation reserves that we believe are adequate, we cannot be certain of the ultimate outcomes of any claims that may arise in the future, and legal proceedings may result in the award of substantial damages against us beyond our reserves. Resolution of these types of matters against us may result in our having to pay significant fines, judgments or settlements, which, if uninsured or in excess of insured levels, could adversely impact our earnings and cash flows, thereby materially and adversely affecting us. Furthermore, plaintiffs may in certain of these legal proceedings seek class action status with potential class sizes that vary from case to case. Class action lawsuits can be costly to defend, and if we were to lose any certified class action suit, it could result in substantial liability for us. Certain litigation or the resolution thereof may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers.

Failure to comply with laws and regulations may adversely affect us.

We and our subcontractors are required to comply with laws and regulations governing many aspects of our business, such as land acquisition and development, home construction and sales and employment practices. Despite our oversight, contractual protections and other mitigation efforts, our employees or subcontractors could violate some of these laws or regulations, as a result of which we may incur fines, penalties or other liabilities, and our reputation with governmental agencies, customers, vendors or suppliers could be damaged.

We may suffer uninsured losses or material losses in excess of insurance limits.

We could suffer physical damage to property and liabilities resulting in losses that may not be fully recoverable by insurance. Insurance against certain types of risks, such as terrorism, earthquakes, floods or personal injury claims, may be unavailable, available in amounts that are less than the full market value or replacement cost of investment or underlying assets or subject to a large deductible or self-insurance retention amount. In addition, there can be no assurance that certain types of risks that are currently insurable will continue to be insurable on an economically feasible basis. Should an uninsured loss or a loss in excess of insured limits occur or be subject to deductibles or self-insurance retention, we could sustain financial loss or lose capital invested in the affected property, as well as anticipated future income from that property. Furthermore, we could be liable to repair damage or meet liabilities caused by risks that are uninsured or subject to deductibles. We may also be liable for any debt or other financial obligations related to affected property.

Information system failures, cyber incidents or breaches in security could adversely affect us.

We rely on accounting, financial, operational, management and other information systems to conduct our operations. Our information systems are subject to damage or interruption from power outages, computer and telecommunication failures, computer viruses, security breaches, including malware and phishing, cyberattacks, natural disasters, usage errors by our employees and other related risks. Any cyber incident or attack or other disruption or failure in these information systems, or other systems or infrastructure upon which they rely, could adversely affect our ability to conduct our business and could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. Furthermore, any failure or security breach of information systems or data could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation or a loss of confidence in our security measures, which could harm our business and could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. Although we have implemented systems and processes intended to secure our information systems, there can be no assurance that our efforts to maintain the security and integrity of our information systems will be effective or that future attempted security breaches or disruptions would not be successful or damaging.

Our business is subject to complex and evolving U.S. laws and regulations regarding privacy and data protection.

As part of our normal business activities, we collect and store certain information, including information specific to homebuyers, customers, employees, vendors and suppliers. We may share some of this information with third parties who assist us with certain aspects of our business. The regulatory environment surrounding data privacy and protection is constantly evolving and can be subject to significant change. Laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and potentially elevate our costs. Any failure, or perceived failure, by us to comply with applicable data protection laws could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments and negative publicity, require us to change our business practices, increase the costs and complexity of compliance and adversely affect our business. As noted above, we are also subject to the possibility of cyber incidents or attacks, which themselves may result in a violation of these laws. Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.

Increasing attention to environmental, social and governance matters may impact our business, financial results or stock price.

In recent years, increasing attention has been given to corporate activities related to environmental, social and governance (“ESG”) matters in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, universities and other members of the investing community. These activities include increasing attention and demands for action related to climate change and promoting the use of energy saving building materials. A failure to comply with investor or customer expectations and standards, which are evolving, or if we are perceived to not have responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, could also cause reputational harm to our business and could have a material adverse effect on us.  In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings systems for evaluating companies on their approach to ESG matters. These ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.

Acts of war or terrorism may seriously harm our business.

Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power or acts of terrorism may cause disruption to the U.S. economy, or the local economies of the markets in which we operate, cause shortages of building materials, increase costs associated with obtaining building materials, result in building code changes that could increase costs of construction, result in uninsured losses, affect job growth and consumer confidence or cause economic changes that we cannot anticipate, all of which could reduce demand for our homes and adversely impact our business, prospects, liquidity, financial condition and results of operations.

Negative publicity could adversely affect our reputation as well as our business, financial results and stock price.

Unfavorable media related to our industry, company, brands, marketing, personnel, operations, business performance or prospects may affect our stock price and the performance of our business, regardless of its accuracy or inaccuracy. The speed at which negative publicity can be disseminated has increased dramatically with the capabilities of electronic communication, including social media outlets, websites, blogs, newsletters and other digital platforms. Our success in maintaining, extending and expanding our brand image depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary from any media outlets could damage our reputation and reduce the demand for our homes, which would adversely affect our business.

Changes in accounting rules, assumptions and/or judgments could materially and adversely affect us.

Accounting rules and interpretations for certain aspects of our financial reporting are highly complex and involve significant assumptions and judgment. These complexities could lead to a delay in the preparation and dissemination of our financial statements. Furthermore, changes in accounting rules and interpretations or in our accounting assumptions and/or judgments, such as those related to asset impairments, could significantly impact our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Any of these circumstances could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations

Access to financing sources may not be available on favorable terms, or at all, especially in light of current market conditions, which could adversely affect our ability to maximize our returns.

Our access to additional third-party sources of financing will depend, in part, on:

•	general market conditions;

•	the duration and effects of the COVID-19 pandemic;

•	the market’s perception of our growth potential;

•	with respect to acquisition and/or development financing, the market’s perception of the value of the land parcels to be acquired and/or developed;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow; and

•	the market price per share of our common stock.

The global credit and equity markets and the overall economy can be extremely volatile, which could have a number of adverse effects on our operations and capital requirements. For the past decade, the domestic financial markets have experienced a high degree of volatility, uncertainty and, during certain periods, tightening of liquidity in both the high yield debt and equity capital markets, resulting in certain periods when new capital has been both more difficult and more expensive to access. If we are unable to access the credit markets, we could be required to defer or eliminate important business strategies and growth opportunities in the future. In addition, if there is prolonged volatility and weakness in the capital and credit markets, potential lenders may be unwilling or unable to provide us with financing that is attractive to us or may increase collateral requirements or may charge us prohibitively high fees in order to obtain financing. Consequently, our ability to access the credit market in order to attract financing on reasonable terms may be adversely affected. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure additional financing on reasonable terms, if at all.

Depending on market conditions at the relevant time, we may have to rely more heavily on additional equity financings or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities and other purposes. We may not have access to such equity or debt capital on favorable terms at the desired times, or at all.

We may change our operational policies, investment guidelines and our business and growth strategies without stockholder consent, which may subject us to different and more significant risks in the future.

Our Board of Directors will determine our operational policies, investment guidelines and our business and growth strategies. Our Board of Directors may make changes to, or approve transactions that deviate from, those policies, guidelines and strategies without a vote of, or notice to, our stockholders. This could result in us conducting operational matters, making investments or pursuing different business or growth strategies than those contemplated in this prospectus. Under any of these circumstances, we may expose ourselves to different and more significant risks in the future, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Future offerings of debt securities, which would rank senior to our Class A common stock upon our bankruptcy or liquidation, and future offerings of equity securities that may be senior to our Class A common stock for the purposes of dividend and liquidation distributions, may adversely affect the market price of our Class A common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our Class A common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our Class A common stock, or both. Our preferred stock will have a preference on liquidating distributions and dividend payments, which could limit our ability to make a dividend distribution to the holders of our Class A common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and purchasers of our Class A common stock in this offering bear the risk of our future offerings reducing the market price of our Class A common stock and diluting their ownership interest in our company.

If securities or industry analysts do not publish research or reports about our business, they adversely change their recommendations regarding our Class A common stock or our operating results do not meet their expectations, our stock price could decline.

The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrades our Class A common stock, or if our operating results do not meet their expectations, our stock price could decline.

Cautionary Statement about Forward-Looking Statements

The information in this Annual Report on Form 10-K includes “forward-looking statements.” Many statements included in this Annual Report on Form 10-K are not statements of historical fact, including statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “projection,” “should” or “will” or the negative thereof or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our market opportunity and the potential growth of that market;

•	the expected impact of the COVID-19 pandemic;

•	our strategy, expected outcomes and growth prospects;

•	trends in our operations, industry and markets;

•	our future profitability, indebtedness, liquidity, access to capital and financial condition; and

•	our integration of H&H Homes’ and Century Homes’ operations.

We have based these forward-looking statements on our current expectations and assumptions about future events based on information available to our management at the time the statements were made. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. The following factors, among others, may cause actual results to differ materially from those expressed or implied in our forward-looking statements:

•	adverse effects of the COVID-19 pandemic on our business, financial conditions and results of operations and our suppliers and trade partners;

•
adverse effects of the COVID-19 pandemic and other economic changes either nationally or in the markets in which we operate, including, among other things, increases in unemployment, volatility of mortgage interest rates and inflation and decreases in housing prices;

•	a slowdown in the homebuilding industry or changes in population growth rates in our markets;

•	volatility and uncertainty in the credit markets and broader financial markets;

•	the cyclical and seasonal nature of our business;

•	our future operating results and financial condition;

•	our business operations;

•	changes in our business and investment strategy;

•	the success of our operations in recently opened new markets and our ability to expand into additional new markets;

•	our ability to continue to leverage our asset-light and capital efficient lot acquisition strategy;

•	our ability to develop our projects successfully or within expected timeframes;

•	our ability to identify potential acquisition targets and close such acquisitions;

•	our ability to successfully integrate H&H Homes, Century Homes and any future acquired businesses with our existing operations;

•	availability of land to acquire and our ability to acquire such land on favorable terms, or at all;

•	availability, terms and deployment of capital and ability to meet our ongoing liquidity needs;

•	restrictions in our debt agreements that limit our flexibility in operating our business;

•	disruption in the terms or availability of mortgage financing or an increase in the number of foreclosures in our markets;

•	decline in the market value of our inventory or controlled lot positions;

•	shortages of, or increased prices for, labor, land or raw materials used in land development and housing construction, including due to changes in trade policies;

•	delays in land development or home construction resulting from natural disasters, adverse weather conditions or other events outside our control;

•	uninsured losses in excess of insurance limits;

•	the cost and availability of insurance and surety bonds;

•
changes in (including as a result of the change in the U.S. presidential administration), liabilities under, or the failure or inability to comply with, governmental laws and regulations, including environmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	decline in the financial performance of our joint ventures, our lack of sole decision-making authority thereof and maintenance of relationships with our joint venture partners;

•	negative publicity or poor relations with the residents of our projects;

•	existing and future warranty and liability claims;

•	existing and future litigation, arbitration or other claims;

•	availability of qualified personnel and third-party contractors and subcontractors;

•	information system failures, cyber incidents or breaches in security;

•	our ability to retain our key personnel;

•	our ability to maintain an effective system of internal control and produce timely and accurate financial statements or comply with applicable regulations;

•	our leverage and future debt service obligations;

•	the impact on our business of any future government shutdown;

•	the impact on our business of acts of war or terrorism;

•	our reliance on dividends, distributions and other payments from our subsidiaries to meet our obligations;

•	other risks and uncertainties inherent in our business; and

•	other factors we discuss under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the operation of our business. These risks include, but are not limited to, the risks described under “Risk Factors” in this Annual Report on Form 10-K. Should one or more of the risks or uncertainties described in this Annual Report on Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, expressed or implied, included in this Annual Report on Form 10-K are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Annual Report on Form 10-K.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 45,000 square feet of office space in Jacksonville, Florida for our corporate headquarters; this lease expires in 2033, with potential renewal options. In addition, to adequately meet the needs of our operations, we also lease local offices in Austin, Texas; Bluffton, South Carolina; Chantilly, Virginia; Charlotte, North Carolina; Denver, Colorado; Fayetteville, North Carolina; Leland, North Carolina; Orlando, Florida; Pooler, Georgia; and Raleigh, North Carolina. See “Business—Land Acquisition Strategy and Development Process—Owned and Controlled Lots” for a summary of the other properties that we owned or controlled as of December 31, 2020.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of doing business, we are subject to claims or proceedings from time to time relating to the purchase, development, and sale of real estate and homes and other aspects of our homebuilding operations. Management believes that these claims include usual obligations incurred by real estate developers and residential homebuilders in the normal course of business. In the opinion of management, these matters will not have a material effect on our business, financial condition, results of operations or liquidity. For a discussion of our ongoing litigation with Weyerhaeuser, see “Business—Legal Proceedings—Weyerhaeuser Lawsuit” and “Note 8. Commitments and Contingencies” to our consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the Nasdaq under the symbol “DFH.” As of March 25, 2021, the closing price of our Class A common stock on the NASDAQ was $21.88, and we had 25 stockholders of record, including Cede & Co. as nominee of The Depository Trust Company.

Initial Public Offering

On January 25, 2021, we completed the IPO of 11,040,000 shares of our Class A common stock at a price to the public of $13.00 per share, which was conducted pursuant to our Registration Statement on Form S-1 (File No. 333-251612), as amended, that was declared effective on January 20, 2021. The IPO provided us with net proceeds of $133.5 million. On January 25, 2021, we used the net proceeds from the IPO, cash on hand and borrowings under our Credit Agreement to repay (i) all borrowings under our then-existing 34 separate secured vertical construction lines of credit facilities totaling $319.0 million and upon such repayment terminated such facilities and (ii) the BOMN Bridge Loan used to finance the H&H Acquisition, totaling $20.0 million, plus contractual interest of $0.6 million.

Series C Preferred Units

Following the Corporate Reorganization and upon completion of the IPO, Varde Capital continued to hold the Series C preferred units of DFH LLC. On January 27, 2021, we redeemed all 26,000 outstanding Series C preferred units of DFH LLC at a redemption price of $26.0 million, plus accrued distributions and fees of $0.2 million.

Dividends

We have not previously declared or paid any cash dividends on our Class A common stock. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any of our financing arrangements and such other factors as our Board of Directors may deem relevant.

Equity Incentive Plan

On January 20, 2021, the Board of Directors of the Company (the “Board of Directors”) approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan is administered by the Compensation Committee of the Board of Directors, and authorizes the Company to grant incentive stock-based awards. The Company granted 759,709 restricted stock grants to certain executives and directors in conjunction with the 2021 Plan. These stock grants vest over a period of three years of continuous service, commencing on the date of the grant and vesting ratably in one third increments at the end of each quarter of a three year term.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical balance sheet and statement of operations information presented as of December 31, 2020, 2019 and 2018 and for the years then ended have been derived from our audited historical consolidated financial statements. The following table should be read together with, and is qualified in its entirety by reference to, our historical consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. The table should also be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table presents our selected historical financial and operating data as of the dates and for the periods indicated.

	Year Ended December 31
	2020	2019	2018
Revenues	$1,133,806,607	$744,292,323	$522,258,473
Cost of sales	962,927,606	641,340,496	454,402,820
Selling, general and administrative expense	90,791,259	58,733,781	43,545,254
Income from equity in earnings of unconsolidated entities	(7,991,764)	(2,208,182)	(1,271,303)
Gain on sale of assets	(117,840)	(28,652)	(3,293,187)
Other Income	(1,321,741)	(2,447,879)	(3,016,273)
Other expense	4,134,792	3,783,526	7,947,641
Interest expense	870,868	221,449	682,152
Income tax expense	-	-	-
Net and comprehensive income	$84,513,427	$44,897,784	$23,261,369
Net and comprehensive income attributable to non-controlling interests	(5,419,972)	(5,706,518)	(5,939,015)
Net and comprehensive income attributable to Dream Finders Holdings LLC	$79,093,455	$39,191,266	$17,322,354

Earnings per unit(7)
Basic	$756.86	$353.40	$170.92
Diluted	$754.32	$353.40	$170.92
Weighted-average number of units
Basic	99,065	97,830	97,830
Diluted	99,647	97,830	97,830
Consolidated Balance Sheets Data (at period end):
Cash and cash equivalents	$35,495,595	$44,007,245	$19,809,055
Total assets	$733,680,241	$514,919,450	$375,445,611
Long-term debt, net	$319,531,998	$232,013,468	$175,876,335
Finance lease liabilities	$345,062	$498,691	$1,942,018
Preferred mezzanine equity	$55,638,450	$58,269,166	$15,875,538
Common mezzanine equity	$20,593,001	$16,248,246	$13,534,739
Common members’ equity	$103,852,646	$56,502,464	$33,093,591
Non-controlling interests	$31,939,117	$30,471,371	$28,929,857

Other Financial and Operating Data (unaudited)
Active communities at end of period(1)	126	85	53
Home closings(2)	3,154	2,048	1,408
Average sales price of homes closed	$357,633	$362,728	$361,860
Net new orders	4,186	2,139	1,349
Cancellation rate	12.8%	15.6%	15.8%
Backlog (at period end) - homes	2,424	854	636
Backlog (at period end, in thousands) - value	$865,109	$334,783	$249,672
Gross margin(4)	$165,047,621	$98,404,707	$64,650,737
Gross margin %(5)	14.6%	13.3%	12.5%
Net profit margin %	7.0%	5.3%	3.3%
Adjusted gross margin(3)	$252,694,562	$156,343,533	$103,973,948
Adjusted gross margin %(3)	22.5%	21.1%	20.0%
EBITDA(3)	$120,885,189	$70,522,000	$37,179,000
EBITDA margin %(3)(6)	10.7%	9.5%	7.1%
Adjusted EBITDA(3)	$121,831,797	$71,417,000	$38,075,000
Adjusted EBITDA margin %(3)(6)	10.7%	9.6%	7.3%

(1)	A community becomes active once the model is completed or the community has its fifth sale. A community becomes inactive when it has fewer than five units remaining to sell.
(2)
Home closings for the year ended December 31, 2019 do not include the 131 home closings of Village Park Homes between January and May of 2019 prior to the closing of this acquisition on May 31, 2019. Home closings for the year ended December 31, 2020, do not include the 602 home closings of H&H Homes between January and September of 2020, prior to closing of this acquisition on October 1, 2020

(3)
Adjusted gross margin, EBITDA and adjusted EBITDA are non-GAAP financial measures. For definitions of adjusted gross margin, EBITDA and adjusted EBITDA and a reconciliation to our most directly comparable financial measures calculated and presented in accordance with GAAP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.

(4)	Gross margin is home sales revenue less cost of sales.
(5)	Calculated as a percentage of home sales revenue.
(6)	Calculated as a percentage of revenue.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto. Unless the context otherwise requires, the terms “Dream Finders,” “DFH,” “the Company,” “we,” “us” and “our” refer to Dream Finders Homes, Inc. and its subsidiaries.

Key Results

Key financial results as of and for the year ended December 31, 2020, as compared to the year ended December 31, 2019, were as follows:

•	Revenues increased 52.3% to $1,133.8 million from $744.3 million.

•	Net new orders increased 95.7% to 4,186 net new orders from 2,139 net new orders.

•	Homes closed increased 54.0% to 3,154 homes from 2,048 homes.

•	Backlog of sold homes increased 183.8% to 2,424 homes from 854 homes.

•	Average sales price of homes closed decreased 1.4% to $357,633 from $362,728.

•	Gross margin as a percentage of home sales revenues increased to 14.6% from 13.3%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 22.5% from 21.1%.

•	Net and comprehensive income increased 88.2% to $84.5 million from $44.9 million.

•	Net and comprehensive income attributable to Dream Finders Holdings LLC increased 101.8% to $79.1 million from $39.2 million.

•	EBITDA (non-GAAP) as a percentage of home sales revenues increased to 10.7% from 9.5%.

•	Adjusted EBITDA (non-GAAP) as a percentage of home sales revenues increased to 10.7% from 9.6%.

•	Active communities at the end of 2020 increased to 126 from 85.

•	Total owned and controlled lots increased 137.6% to 22,407 lots at December 31, 2020 from 9,429 lots at December 31, 2019.

For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Financial Measures.”

Company Overview

We are one of the nation’s fastest growing private homebuilders by revenue and home closings since 2014. We design, build and sell homes in high-growth markets, including Jacksonville, Orlando, Denver, the Washington D.C. metropolitan area and Austin, Charlotte and Raleigh. We employ an asset-light lot acquisition strategy with a focus on the design, construction and sale of single-family entry-level, first-time move-up and second-time move-up homes. To fully serve our homebuyer customers and capture ancillary business opportunities, we also offer title insurance and mortgage banking solutions.

Our asset-light lot acquisition strategy enables us to generally purchase land in a “just-in-time” manner with reduced up-front capital commitments, which in turn has increased our inventory turnover rate, enhanced our strong returns on equity and contributed to our impressive growth. In addition, we believe our asset-light model reduces our balance sheet risk relative to other homebuilders that own a higher percentage of their land supply. As of December 31, 2020, 99% of our owned and controlled lots were controlled through finished lot option contracts and land bank option contracts compared to the average among the public company homebuilders of 46%. We believe that our asset-light model has been instrumental in our generation of attractive returns on equity of 47% for the year ended December 31, 2020 and 34% for the year ended December 31, 2019, substantially exceeding the average returns on equity among the public company homebuilders of 16% and 13%, respectively, for the same periods. We intend to continue to leverage our proven asset-light strategy in furtherance of our growth and stockholder returns objectives.

COVID-19 Impact and Strategy

The ongoing coronavirus (COVID-19) outbreak, which the World Health Organization declared a pandemic and the United States declared a national emergency in March 2020, has resulted in widespread adverse impacts on the global economy and financial markets, and on our employees, customers, suppliers and other parties with whom we have business relations. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments imposed varying degrees of restrictions on business and social activities to contain COVID-19, including business shutdowns and closures, travel restrictions, quarantines, curfews, shelter-in-place orders and “stay-at-home” orders in certain of our markets. There is considerable uncertainty regarding the extent to which COVID-19 and its variants will continue to spread, the widespread availability and efficacy of vaccines and the extent and duration of governmental and other measures implemented to try to slow the spread, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. State and local authorities have also implemented multi-step policies with the goal of re-opening various sectors of the economy. However, certain jurisdictions began re-opening only to return to restrictions in the face of increases in new COVID-19 cases, while other jurisdictions are continuing to re-open or have nearly completed the re-opening process despite increases in COVID-19 cases. The COVID-19 outbreak may significantly worsen in the United States, which may cause federal, state and local governments to reconsider restrictions on business and social activities. In the event governments increase restrictions, the re-opening of the economy may be further curtailed. We have experienced some resulting disruptions to our business operations, as these restrictions have significantly impacted, and may continue to impact, many sectors of the economy, with various businesses curtailing or ceasing normal operations and subsequently attempting to resume operations. In March 2020, our homebuilding business began to decline, but beginning in May 2020 we have seen a strong resurgence in net new orders , and from May to December 2020 have been eight of our nine most successful months since inception, as measured by volume of net new orders.

We have modified certain business and workforce practices (including those related to employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences) and implemented protocols to promote social distancing and enhance sanitary measures in our offices and facilities to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. However, the quarantine of personnel or the inability to access our offices or other locations could adversely affect our operations. If a large proportion of our employees were to contract COVID-19 or be quarantined as a result of the virus, at the same time, we would rely upon our business continuity plans in an effort to continue operations, but there is no certainty that such measures will be sufficient to mitigate the adverse impact to our operations that could result from shortages of highly skilled employees. Many of our suppliers and other business counterparties have made similar modifications. The resources available to those of our employees who are working remotely may not enable them to maintain the same level of productivity and efficiency, and those and other employees may face additional demands on their time, such as increased responsibilities resulting from school closures or the illness of family members. Although we have experienced only limited absenteeism from employees who are required to be on-site to perform their jobs, absenteeism may increase in the future and may harm our productivity. Further, our increased reliance on remote access to our information systems increases our exposure to potential cybersecurity breaches. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, suppliers and other business counterparties.

As a result of the COVID-19 pandemic, we have observed an amplification of migration from urban centers to the suburban areas in which we build our homes, and an increase in entry-level homebuyers, one of our primary customer focuses, seeking to move out of apartments and into more spacious homes, as people are generally spending more time at home with remote-working arrangements increasing in prevalence. In addition, the Federal Reserve’s efforts to address the sharp economic downturn that resulted from the COVID-19 pandemic has contributed to mortgage interest rates reaching historic lows. According to the Freddie Mac’s nationwide survey of mortgage rates released on July 16, 2020, the average rate on a 30-year fixed mortgage has fallen below 3.0% for the first time since the mortgage-backed finance firm began publishing data in 1971. We believe such low interest rates, particularly if sustained through broader economic recovery and job creation, are likely to serve as a powerful incentive for some potential homebuyers to expedite their next home purchase in order to secure these favorable mortgage terms, therefore driving home sales.

Our primary focus remains doing everything we can to ensure the safety and well-being of our employees, customers and trade partners. While COVID-19 infection rates, hospitalizations and deaths declined in certain parts of the country since the initial surge in April and May 2020, infection rates increased significantly in other parts of the country, including in Florida and Texas during June and July 2020, two states that account for a significant portion of our homebuilding business. Residential construction has been deemed an essential business in each of our markets throughout the COVID-19 pandemic. In addition, state and/or local governments in each of our markets have instituted social distancing measures and other restrictions, which have resulted in significant changes to the way we conduct business. In all markets where we are permitted to operate, we are operating in accordance with the guidelines issued by the Centers for Disease Control and Prevention, as well as state and local guidelines.

Despite the encouraging rebound in our net new orders since April 2020, we cannot be certain that these positive trends will continue if COVID-19 infections and related hospitalizations and deaths continue to grow in our core markets or that we will be able to convert net new orders into home closings. There is uncertainty regarding the extent and timing of the disruption to our business that may result from the COVID-19 pandemic and any related governmental actions. There is also uncertainty as to the effects of the COVID-19 pandemic and related economic relief efforts on the U.S. economy, unemployment, consumer confidence, demand for our homes and the mortgage market, including lending standards, interest rates and secondary mortgage markets. We are unable to predict the extent to which this will impact our operational and financial performance, including the impact of future developments such as the duration and spread of the COVID-19 virus, corresponding governmental actions (including as a result of the change in the U.S. presidential administration) and the impact of such on our employees, customers and trade partners.

For more information, see “Risk Factors—Our business could be materially and adversely disrupted by an epidemic or pandemic (such as the current COVID-19 pandemic), or similar public threat, or fear of such an event, and the measures that federal, state and local governments and other authorities implement to address it.”

Initial Public Offering

On January 25, 2021, we completed the IPO of 11,040,000 shares of our Class A common stock at a price to the public of $13.00 per share, which was conducted pursuant to our Registration Statement on Form S-1 (File No. 333-251612), as amended, that was declared effective on January 20, 2021. The IPO provided us with net proceeds of $133.5 million. On January 25, 2021, we used the net proceeds from the IPO, cash on hand and borrowings under our Credit Agreement to repay (i) all borrowings under our then-existing 34 separate secured vertical construction lines of credit facilities totaling $319.0 million and upon such repayment terminated such facilities and (ii) the BOMN Bridge Loan used to finance the H&H Acquisition, totaling $20.0 million, plus contractual interest of $0.6 million.

The historical consolidated financial statements included in this Annual Report on Form 10-K are based on the consolidated financial statements of our predecessor, DFH LLC, prior to our Corporate Reorganization in connection with the IPO. As a result, the historical consolidated financial data may not give you an accurate indication of what our actual results would have been if the reorganization transactions in conjunction with the IPO had been completed at the beginning of the periods presented or of what our future results of operations are likely to be.

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following table presents summary consolidated results of operations for the periods presented:

	Year Ended December 31
	2020	2019	Amount Change	% Change
Revenues	$1,133,806,607	$744,292,323	$389,514,284	52.3%
Cost of sales	962,927,606	641,340,496	321,587,110	50.1%
Selling, general and administrative expense	90,791,259	58,733,781	32,057,478	54.6%
Income from equity in earnings of unconsolidated entities	(7,991,764)	(2,208,182)	(5,783,582)	261.9%
Gain on sale of assets	(117,840)	(28,652)	(89,188)	311.3%
Other Income	(1,321,741)	(2,447,879)	1,126,138	-46.0%
Other expense	4,134,792	3,783,526	351,266	9.3%
Interest expense	870,868	221,449	649,419	293.3%
Income tax expense	-	-	-	0.0%
Net and comprehensive income	$84,513,427	$44,897,784	$39,615,643	88.2%
Net and comprehensive income attributable to non-controlling interests	(5,419,972)	(5,706,518)	286,546	-5.0%
Net and comprehensive income attributable to Dream Finders Holdings LLC	$79,093,455	$39,191,266	$39,902,189	101.8%

Earnings per unit
Basic	$756.86	$353.40	$403.46	114.2%
Diluted	$754.32	$353.40	$400.92	113.4%
Weighted-average number of units
Basic	99,065	97,830	1,235	1.3%
Diluted	99,647	97,830	1,817	1.9%
Consolidated Balance Sheets Data (at period end):
Cash and cash equivalents	$35,495,595	$44,007,245	$(8,511,650)	-19.3%
Total assets	$733,680,241	$514,919,450	$218,760,791	42.5%
Long-term debt, net	$319,531,998	$232,013,468	$87,518,530	37.7%
Finance lease liabilities	$345,062	$498,691	$(153,629)	-44.5%
Preferred mezzanine equity	$55,638,450	$58,269,166	$(2,630,716)	-4.5%
Common mezzanine equity	$20,593,001	$16,248,246	$4,344,755	26.7%
Common members’ equity	$103,852,646	$56,502,464	$47,350,182	83.8%
Non-controlling interests	$31,939,117	$30,471,371	$1,467,746	4.8%

Other Financial and Operating Data (unaudited)
Active communities at end of period(1)	126	85	41	48.2%
Home closings	3,154	2,048	1,106	54.0%
Average sales price of homes closed	$357,633	$362,728	$(5,095)	-1.4%
Net new orders	4,186	2,139	2,047	95.7%
Cancellation rate	12.8%	15.6%	-2.8%	-17.9%
Backlog (at period end) - homes	2,424	854	1,570	183.8%
Backlog (at period end, in thousands) - value	$865,109	$334,783	$530,326	158.4%
Gross margin(2)	$165,047,621	$98,404,707	$66,642,914	67.7%
Gross margin %(3)	14.6%	13.3%	1.3%	10.0%
Net profit margin %	7.0%	5.3%	1.7%	32.5%
Adjusted gross margin(4)	$252,694,562	$156,343,533	$96,351,029	61.6%
Adjusted gross margin %(3)	22.5%	21.1%	1.4%	6.6%
EBITDA(4)	$120,885,189	$70,522,000	$50,363,189	71.4%
EBITDA margin %(4)(5)	10.7%	9.5%	1.2%	12.2%

(1)	A community becomes active once the model is completed or the community has its fifth sale. A community becomes inactive when it has fewer than five units remaining to sell.
(2)	Gross margin is home sales revenue less cost of sales.
(3)	Calculated as a percentage of home sales revenue.
(4)
Adjusted gross margin and EBITDA are a non-GAAP financial measures. For definitions of adjusted gross margin and EBITDA and a reconciliation to our most directly comparable financial measures calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

(5)	Calculated as a percentage of revenues.

Revenues. Revenues for the year ended December 31, 2020 were $1,133.8 million, an increase of $389.5 million, or 52.3%, from $744.3 million for the year ended December 31, 2019. The increase in revenues was primarily attributable to an increase in home closings of 1,106 homes, or 54.0%, during the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase in home closings was attributable to a 48.2% increase in active communities from 85 at December 31, 2019 to 126 at December 31, 2020 and an increase in the average monthly sales per community. The average monthly sales per community increased 38.5% from an average of 2.6 in 2019 to an average of 3.6 in 2020.  In addition, H&H Homes contributed 312 home closings and $89.5 million in homebuilding revenues in 2020 after the acquisition was consummated. The average sales price of homes closed remained relatively consistent year over year as our shift to a higher proportionate share of first-time and move-up homebuyers with lower price points was offset by an increasing proportionate share of home closings from our operating segments with higher price points such as DC Metro and Colorado.

Cost of Sales and Gross Margin. Cost of sales for the year ended December 31, 2020 was $962.9 million, an increase of $321.6 million, or 50.1%, from $641.3 million for the year ended December 31, 2019. The increase in the cost of sales is primarily due to the increase in home closings in 2020 as compared to 2019. Gross margin for the year ended December 31, 2020 was $165.0 million, an increase of $66.6 million, or 67.7%, from $98.4 million for the year ended December 31, 2019. Gross margin as a percentage of home sales revenue was 14.6% for the year ended December 31, 2020, an increase of 130 bps, or 10.0%, from 13.3% for the year ended December 31, 2019. The increase in gross margin percentage was attributable to higher margins in certain of our operating segments, driven by increased efficiencies in build times and costs.

Adjusted Gross Margin. Adjusted gross margin for the year ended December 31, 2020 was $252.7 million, an increase of $96.4 million, or 61.6%, from $156.3 million for the year ended December 31, 2019. Adjusted gross margin as a percentage of home sales revenue for the year ended December 31, 2020 was 22.5%, an increase of 140 bps, or 6.6%, as compared to 21.1% for the year ended December 31, 2019. The increases in adjusted gross margin and adjusted gross margin percentage was driven by increased efficiencies in build times and costs. Adjusted gross margin is a non-GAAP financial measure. For the definition of adjusted gross margin and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 2020 was $90.8 million, an increase of $32.1 million, or 54.6%, from $58.7 million for the year ended December 31, 2019. The increase in selling, general and administrative expense was primarily due to the inclusion of expenses for the operations of H&H Homes for the fourth quarter of 2020, an increase in payroll related costs of $17.0 million (of which $3.0 million related to H&H Homes payroll expenses) commensurate with the increasing scale and profitability of the Company as well as increased costs related to the Corporate Reorganization and IPO in January 2021.

Income from Equity in Earnings of Unconsolidated Entities. Income from equity in earnings of unconsolidated entities for the year ended December 31, 2020 was $8.0 million, an increase of $5.8 million, or 261.9%, as compared to $2.2 million for the year ended December 31, 2019. The increase in income from equity in earnings of unconsolidated entities was largely attributable to an increase in mortgage loan fundings in 2020 as compared to 2019.

Other Income. Other income for the year ended December 31, 2020 was $1.3 million, a decrease of $1.1 million, or 46.0%, as compared to $2.4 million for the year ended December 31, 2019. The decrease in other income was primarily attributable to a decrease in joint venture home closings in the year ended December 31, 2020 as compared to the year ended December 31, 2019. Joint venture home closings were 247 and 254 for the years ended December 31, 2020 and 2019, respectively, with average selling prices of $319,200 and $397,300, respectively.

Other Expense. Other expense for the year ended December 31, 2020 was $4.1 million, an increase of $0.4 million, or 9.3%, as compared to $3.8 million for the year ended December 31, 2019. Other expense consists primarily of payments made to a land developer for homes closed in certain communities in our Colorado segment. This community was no longer active as of December 31, 2020.

Net and Comprehensive Income. Net and comprehensive income for the year ended December 31, 2020 was $84.5 million, an increase of $39.6 million, or 88.2%, from $44.9 million for the year ended December 31, 2019. The increase in net and comprehensive income was primarily attributable to an increase in gross margin on homes closed of $66.6 million, or 67.7%, during the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Net and Comprehensive Income Attributable to Dream Finders Holdings LLC. Net and comprehensive income attributable to Dream Finders Holdings LLC for the year ended December 31, 2020 was $79.1 million, an increase of $39.9 million, or 101.8%, from $39.2 million for the year ended December 31, 2019. The increase was primarily attributable to a significant increase in home closings and gross margin. We closed 3,154 homes for the year ended December 31, 2020, an increase of 1,106 units, or 54.0%, from the 2,048 homes closed for the year ended December 31, 2019. Gross margin for the year ended December 31, 2020 was $165.0 million, an increase of $66.6 million, or 67.7%, from $98.4 million for the year ended December 31, 2019.

Net and Comprehensive Income Attributable to Noncontrolling Interests. Net and comprehensive income attributable to noncontrolling interests for the year ended December 31, 2020 was $5.4 million, a decrease of $0.3 million, or 5.0%, as compared to $5.7 million for the year ended December 31, 2019.

Backlog. Backlog at December 31, 2020 was 2,424 homes valued at approximately $865.1 million, an increase of 1,570 homes and $530.3 million, respectively, or 183.8% and 158.4%, respectively, as compared to 854 homes valued at approximately $334.8 million at December 31, 2019. The increase in backlog was primarily attributable to an increase in active communities of 41, or 48.2%, during the year ended December 31, 2020.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following table presents summary consolidated results of operations for the periods presented:

	Year Ended December 31
	2019	2018	Amount Change	% Change
Revenues	$744,292,323	$522,258,473	$222,033,850	42.5%
Cost of sales	641,340,496	454,402,820	186,937,676	41.1%
Selling, general and administrative expense	58,733,781	43,545,254	15,188,527	34.9%
Income from equity in earnings of unconsolidated entities	(2,208,182)	(1,271,303)	(936,879)	73.7%
Gain on sale of assets	(28,652)	(3,293,187)	3,264,535	-99.1%
Other Income	(2,447,879)	(3,016,273)	568,394	-18.8%
Other expense	3,783,526	7,947,641	(4,164,115)	-52.4%
Interest expense	221,449	682,152	(460,703)	-67.5%
Income tax expense	-	-	-	-
Net and comprehensive income	$44,897,784	$23,261,369	21,636,415	93.0%
Net and comprehensive income attributable to non-controlling interests	(5,706,518)	(5,939,015)	232,497	-3.9%
Net and comprehensive income attributable to Dream Finders Holdings LLC	$39,191,266	$17,322,354	$21,868,912	126.2%

Earnings per unit
Basic	$353.40	$170.92	$182.48	106.8%
Diluted	$353.40	$170.92	$182.48	106.8%
Weighted-average number of units
Basic	97,830	97,830	-	0.0%
Diluted	97,830	97,830	-	0.0%
Consolidated Balance Sheets Data (at period end):
Cash and cash equivalents	$44,007,245	$19,809,055	$24,198,190	122.2%
Total assets	$514,919,450	$375,445,611	$139,473,839	37.1%
Long-term debt, net	$232,013,468	$175,876,335	$56,137,133	31.9%
Finance lease liabilities	$498,691	$1,942,018	$(498,691)	-25.7%
Preferred mezzanine equity	$58,269,166	$15,875,538	$42,393,628	267.0%
Common mezzanine equity	$16,248,246	$13,534,739	$2,713,507	20.0%
Common members’ equity	$56,502,464	$33,093,591	$23,408,873	70.7%
Non-controlling interests	$30,471,371	$28,929,857	$1,541,514	5.3%

Other Financial and Operating Data (unaudited)
Active communities at end of period(1)	85	53	32	60.4%
Home closings	2,048	1,408	640	45.5%
Average sales price of homes closed	$362,728	$361,860	$868	0.2%
Net new orders	2,139	1,349	790	58.6%
Cancellation rate	15.6%	15.8%	-0.2%	-1.3%
Backlog (at period end) - homes	854	636	218	34.3%
Backlog (at period end, in thousands) - value	$334,783	$249,672	$85,111	34.1%
Gross margin(2)	$98,404,707	$64,650,737	$33,753,970	52.2%
Gross margin %(3)	13.3%	12.5%	0.8%	6.4%
Net profit margin	5.3%	3.3%	1.9%	58.8%
Adjusted gross margin(4)	$156,343,533	$103,973,948	$52,369,585	50.4%
Adjusted gross margin %(3)	21.1%	20.0%	1.1%	5.5%
EBITDA(4)	$70,522	$37,179	$33,343	89.7%
EBITDA margin %(4)(5)	9.5%	7.1%	2.4%	33.8%

(1)	A community becomes active once the model is completed or the community has its fifth sale. A community becomes inactive when it has fewer than five units remaining to sell.
(2)	Gross margin is home sales revenue less cost of sales.
(3)	Calculated as a percentage of home sales revenue.
(4)
Adjusted gross margin and EBITDA are a non-GAAP financial measures. For definitions of adjusted gross margin and EBITDA and a reconciliation to our most directly comparable financial measures calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

(5)	Calculated as a percentage of revenues.

Revenues. Revenues for the year ended December 31, 2019 were $744.3 million, an increase of $222.0 million, or 42.5%, from $522.3 million for the year ended December 31, 2018. The increase in revenues was primarily attributable to an increase in home closings of 640 homes, or 45.5%, during the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase in home closings was primarily attributable to a 60.4% increase in active communities from 53 at December 31, 2018 to 85 at December 31, 2019. Average sales price of homes closed remained consistent year over year as our shift to a higher proportionate share of first-time and move-up homebuyers with lower price points was offset by an increasing proportionate share of home closings from our operating segments with higher price points such as DC Metro and Colorado.

Cost of Sales and Gross Margin. Cost of sales for the year ended December 31, 2019 was $641.3 million, an increase of $186.9 million, or 41.1%, from $454.4 million for the year ended December 31, 2018. The increase in the cost of sales is primarily due to more home closings in 2019 as compared to 2018. Gross margin for the year ended December 31, 2019 was $98.4 million, an increase of $33.8 million, or 52.2%, from $64.7 million for the year ended December 31, 2018. Gross margin as a percentage of home sales revenue was 13.3% for the year ended December 31, 2019, an increase of 80 bps, or 6.4%, from 12.5% for the year ended December 31, 2018. The increases in gross margin and gross margin as a percentage of home sales revenue were primarily attributable to increased margins in our newer markets, decreased cost of labor, decreased price of materials and decreased average build times during the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Adjusted Gross Margin. Adjusted gross margin for the year ended December 31, 2019 was $156.3 million, an increase of $52.4 million, or 50.4%, from $104.0 million for the year ended December 31, 2018. Adjusted gross margin as a percentage of home sales revenue for the year ended December 31, 2019 was 21.1%, an increase of 110 bps, or 5.5%, from 20.0% for the year ended December 31, 2018. The increases in adjusted gross margin and adjusted gross margin as a percentage of home sales revenue were primarily attributable to a decrease in the average cost of interest expense charged to cost of sales, decreased labor and material costs as a percentage of average sales price of homes closed and lower internal and external commissions expense charged to costs of sales in the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase in adjusted gross margin was also attributable to an increase in the amount of purchase accounting premium adjustments that were added back for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Adjusted gross margin is a non-GAAP financial measure. For the definition of adjusted gross margin and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 2019 was $58.7 million, an increase of $15.2 million, or 34.9%, from $43.5 million for the year ended December 31, 2018. The increase in selling, general and administrative expense was primarily attributable to the inclusion of expenses attributable to Village Park Homes, an increase in payroll as we continued to grow in scale and other expenses associated with the increase in average community count.

Income from Equity in Earnings of Unconsolidated Entities. Income from equity in earnings of unconsolidated entities for the year ended December 31, 2019 was $2.2 million, an increase of $0.9 million, or 73.7%, as compared to $1.3 million for the year ended December 31, 2018. The increase in income from equity in earnings of unconsolidated entities was attributable to an increase in mortgage loan fundings 2019 as compared to 2018.

Other Income. Other income for the year ended December 31, 2019 was $2.4 million, a decrease of $0.6 million, or 18.8%, as compared to $3.0 million for the year ended December 31, 2018. The decrease in other income was primarily attributable to a decrease in the number of joint venture home closings in the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Other Expense. Other expense for the year ended December 31, 2019 was $3.8 million, a decrease of $4.2 million, or 52.4%, as compared to $7.9 million for the year ended December 31, 2018. The decrease in other expense was primarily attributable to our purchase of the membership interests of a former joint venture partner in 2018 and corresponding elimination of the requirement to share profits with this joint venture partner from home closing as of December 17, 2018.

Net and Comprehensive Income. Net and comprehensive income for the year ended December 31, 2019 was $44.9 million, an increase of $21.6 million, or 93.0%, from $23.3 million for the year ended December 31, 2018. The increase in net and comprehensive income was primarily attributable to an increase in gross margin on homes closed of $33.8 million, or 52.2%, during the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Net and Comprehensive Income Attributable to Dream Finders Holdings LLC. Net and comprehensive income attributable to Dream Finders Holdings LLC for the year ended December 31, 2019 was $39.2 million, an increase of $21.9 million, or 126.2%, from $17.3 million for the year ended December 31, 2018. The increase was primarily attributable a significant increase in homes closed and gross margin. We closed 2,048 homes for the year ended December 31, 2019, an increase of 640 units, or 45.5%, from the 1,408 homes closed for the year ended December 31, 2018. Gross margin for the year ended December 31, 2019 was $98.4 million, an increase of $33.8 million, or 52.2%, from $64.7 million for the year ended December 31, 2018.

Net and Comprehensive Income Attributable to Noncontrolling Interests. Net and comprehensive income attributable to noncontrolling interests for the year ended December 31, 2019 was $5.7 million, a decrease of $0.2 million, or 3.9%, as compared to $5.9 million for the year ended December 31, 2018.

Backlog. Backlog at December 31, 2019 was 854 homes valued at approximately $334.8 million, an increase of 218 homes and $85.1 million, respectively, or 34.3% and 34.1%, respectively, as compared to 636 homes valued at approximately $249.7 million at December 31, 2018. The increase in backlog was primarily attributable to an increase in active communities of 32, or 60.4%, during the year ended December 31, 2019.

Non-GAAP Financial Measures

Adjusted Gross Margin

Adjusted gross margin is a non-GAAP financial measure used by management as a supplemental measure in evaluating operating performance. We define adjusted gross margin as gross margin excluding the effects of capitalized interest, amortization included in the cost of sales (including adjustments resulting from the application of purchase accounting in connection with acquisitions) and commission expense. Our management believes this information is meaningful because it isolates the impact that capitalized interest, amortization (including purchase accounting adjustments) and commission expense have on gross margin. However, because adjusted gross margin information excludes capitalized interest, amortization (including purchase accounting adjustments) and commission expense, which have real economic effects and could impact our results of operations, the utility of adjusted gross margin information as a measure of our operating performance may be limited. We include commission expense in cost of sales, not selling, general and administrative expense, and therefore commission expense is taken into account in gross margin. As a result, in order to provide a meaningful comparison to the public company homebuilders that include commission expense below the gross margin line in selling, general and administrative expense, we have excluded commission expense from adjusted gross margin. In addition, other companies may not calculate adjusted gross margin information in the same manner that we do. Accordingly, adjusted gross margin information should be considered only as a supplement to gross margin information as a measure of our performance.

The following table presents a reconciliation of adjusted gross margin to the GAAP financial measure of gross margin for each of the periods indicated (unaudited and in thousands, except percentages).

	Year Ended December 31
	2020	2019	2018
Revenues	$1,133,807	$744,292	$522,258
Other revenue	5,831	4,547	3,205
Home sales revenue	1,127,976	739,745	519,053
Cost of sales	962,928	641,340	454,403
Gross Margin(1)	165,048	98,405	64,650
Interest expense in cost of sales	32,044	21,055	16,364
Amortization in cost of sales(3)	5,070	7,119	550
Commission expense	50,533	29,765	22,410
Adjusted gross margin	$252,695	$156,344	$103,974
Gross margin %(2)	14.6%	13.3%	12.5%
Adjusted gross margin %(2)	22.4%	21.1%	20.0%

(1)	Gross margin is home sales revenue less cost of sales.
(2)	Calculated as a percentage of home sales revenues.
(3)	Includes purchase accounting adjustment, as applicable.

EBITDA and Adjusted EBITDA

EBITDA and adjusted EBITDA are not measures of net income as determined by GAAP. EBITDA and adjusted EBITDA are supplemental non-GAAP financial measures used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies. We define EBITDA as net income before (i) interest income, (ii) capitalized interest expensed in cost of sales, (iii) interest expense, (iv) income tax expense and (v) depreciation and amortization. We define adjusted EBITDA as EBITDA before stock-based compensation expense.

Management believes EBITDA and adjusted EBITDA are useful because they allow management to more effectively evaluate our operating performance and compare our results of operations from period to period without regard to our financing methods or capital structure or other items that impact comparability of financial results from period to period. EBITDA and adjusted EBITDA should not be considered as alternatives to, or more meaningful than, net income or any other measure as determined in accordance with GAAP. Our computations of EBITDA and adjusted EBITDA may not be comparable to EBITDA or adjusted EBITDA of other companies. We present EBITDA and adjusted EBITDA because we believe they provide useful information regarding the factors and trends affecting our business.

The following table presents a reconciliation of EBITDA and adjusted EBITDA to the GAAP financial measure of net income for each of the periods indicated (unaudited and in thousands, except percentages).

	Year Ended December 31
	2020	2019	2018
Net income	$79,093	$39,191	$17,322
Interest income	(45)	(99)	(9)
Interest expensed in cost of sales	32,044	21,055	16,364
Interest expense	871	221	682
Depreciation and amortization	8,922	10,154	2,820
EBITDA	$120,885	$70,522	$37,179
Stock-based compensation expense	947	895	896
Adjusted EBITDA	$121,832	$71,417	$38,075
EBITDA margin %(1)	10.7%	9.5%	7.1%
Adjusted EBITDA margin %(1)	10.7%	9.6%	7.3%

(1)	Calculated as a percentage of revenues.

Components of Our Operating Results

Below are general definitions of the income statement line items set forth in our period over period changes in results of operations.

Revenues

Revenues include the proceeds from the closing of homes sold to our customers, as well as fees from our wholly-owned title insurance business, DF Title. Revenues from home sales are recorded at the time each home sale is closed, title and possession are transferred to the buyer and there is no significant continuing involvement with the home. For home sales on a homesite that the customer owns, we recognize revenue based on the percentage of completion of the home. Proceeds from home sales are generally received within a few days after closing. Home sales are reported net of sales discounts and incentives granted to homebuyers, which includes seller-paid closing costs. The pace of net new orders, average home sales price, the level of incentives provided to the customer and the amount of upgrades or options selected all impact our recorded revenues in a given period.

Cost of Sales

Cost of sales includes the lot purchase and carrying costs associated with each lot, construction costs of each home, capitalized interest, lot option fees, building permits, internal and external realtor commissions and warranty costs (both incurred and estimated to be incurred). Land, development and other allocated costs, including interest, lot option fees and property taxes, incurred during development and home construction are capitalized and expensed to cost of sales when the home is closed and revenue is recognized. We adjust the cost of lots remaining in a community on a pro rata basis, when changes to estimated total development costs occur, including lot option fees and community costs. Indirect costs such as maintenance of communities, signage and supervision are expensed as incurred.

Selling, General and Administrative Expense

Selling, general and administrative expense consists of corporate and marketing overhead expenses such as payroll, insurance, IT, office expenses, advertising, outside professional services and travel expenses. Selling, general and administrative expense also includes maintaining model homes and sales centers, including the rent associated with any model homes or sales centers that we have sold and leased to a third party. We recognize these costs in the period they are incurred.

Income from Equity in Earnings of Unconsolidated Entities

Income from equity in earnings of unconsolidated entities consists primarily of income earned from minority interests in our unconsolidated mortgage banking joint venture, Jet LLC, which underwrites and originates home mortgages across our geographic footprint. Our 49% minority interest in Jet LLC is accounted for under the equity investment method and is not consolidated in our consolidated financial statements, as we do not control, and are not deemed the primary beneficiary of, Jet LLC’s income.

Other Income

Other income consists of interest income and management fees we earn for managing certain joint ventures. In general, we earn four to six percent of the sales price of homes built by us on behalf of the joint ventures.

Other Expense

Other expense consists primarily of payments made to a land developer on homes closed in certain communities in our Colorado segment, as well as required payments to certain of our unconsolidated joint ventures and stock based compensation expense. For the year ended December 31, 2018, other expense also includes profits due to former partners in unconsolidated joint ventures where we build homes in our name and were contractually required to share profits based on ownership percentages.

Net and Comprehensive Income Attributable to Noncontrolling Interests

Net and comprehensive income attributable to noncontrolling interests consists of income attributable to partners in our consolidated joint ventures. In certain of our joint ventures, we agree to split the profits from home closings with our joint venture partners. Net and comprehensive income attributable to noncontrolling interests shows our joint venture partners’ share of homebuilding profits, less any community costs shared with our joint venture partners.

In addition, certain of our joint ventures own lots and from time to time we may record impairment charges relating to such lots. In such cases, we would typically record an impairment charge relating to our proportionate ownership of the joint venture, and the remaining impairment would be reflected through a decrease in income attributable to noncontrolling interests.

Net and Comprehensive Income Attributable to Dream Finders

Net and comprehensive income attributable to Dream Finders is revenues less cost of sales, selling, general and administrative expense, income from equity in earnings of unconsolidated entities, gain on sale of assets, other income, other expense, interest expense and net and comprehensive income attributable to noncontrolling interests.

Returns on Equity

Returns on equity is pre-tax net and comprehensive income attributable to Dream Finders tax effected for our anticipated 25% federal and state blended tax rate less accrued preferred unit distributions divided by average total participating equity. Participating equity is all equity that participates in the earnings of the Company, including Series A preferred equity and all common equity. Following consummation of the IPO, we became subject to taxation as a corporation, and prospectively we will calculate returns on equity as net income attributable to Dream Finders less preferred distributions divided by the average beginning and ending participating equity for the fiscal year.

Net New Orders

Net new orders is a key performance metric for the homebuilding industry and is an indicator of future revenues and cost of sales. Depending on whether net new orders are associated with a joint venture, they can also be an indicator of future net and comprehensive income attributable to noncontrolling interests. Net new orders for a period are gross sales less any customer cancellations received during the same period. Sales are recognized when a customer signs a contract and we approve such contract and collect any deposit from the customer required by such contract.

Cancellation Rate

We record a cancelation when a customer notifies us that he or she does not wish to purchase a home. Increasing cancellations are a negative indicator of future performance and can be an indicator of decreased revenues, cost of sales and net income. When a cancellation occurs, we generally retain the customer deposit and resell the home to a new customer. Cancellations can occur due to customer credit issues or changes to the customer’s desires. The cancellation rate is the total number of new sales purchase contracts during the period divided by the total new gross sales for homes during the period.

Backlog (at period end)

Backlog (at period end) is the number of homes in backlog from the previous period plus the number of net new orders generated during the current period minus the number of homes closed during the current period. Backlog at period end includes homes currently under construction and homes that are sold where construction has not commenced.

Gross Margin

Gross margin is home sales revenue less cost of sales for the reported period.

Adjusted Gross Margin

Adjusted gross margin is gross margin less capitalized interest expensed in cost of sales, commission expense, and amortization in cost of sales (including purchase accounting adjustments).

Liquidity and Capital Resources

Overview

We believe we have a prudent strategy for company-wide cash management, including controls related to cash outflows for lot deposits, land-bank development arrangements, lot purchases and vertical construction lines of credit. We believe we are conservative, yet flexible in order to capitalize on potential opportunities to increase controlled lots in desirable locations. As of December 31, 2020, we had $35.5 million in cash and cash equivalents (excluding $49.7 million of restricted cash), a decrease of $8.5 million, or 19.3%, from $44.0 million as of December 31, 2019. We generate cash from the sale of our inventory net of loan release payments on our vertical construction lines of credit facilities, and we intend to re-deploy the net cash generated from the sale of inventory to acquire and control land and further grow our operations year over year. We believe that our sources of liquidity are sufficient to satisfy our current commitments.

Our principal uses of capital are land deposits and purchases, vertical home construction, operating expenses and the payment of routine liabilities. During 2020, we also used cash to make distributions on certain of our preferred units, make tax distributions to our members. We use funds generated by operations and available borrowings to meet our short-term working capital requirements. We are focused on generating high margins in our homebuilding operations and acquiring desirable land positions while maintaining our asset-light land financing strategy that strengthens our balance sheet and maximizes returns on equity.

Cash flows generated by our projects can differ materially from our results of operations, as these depend upon the stage in the life cycle of each project. The majority of our projects begin at the land acquisition stage when we enter into finished lot option contracts by placing a deposit with a land seller or developer. Our lot deposits are an asset on our balance sheets, and these cash outflows are not recognized in our results of operations. Early stages in our communities require material cash outflows relating to finished rolling option lot purchases, entitlements and permitting, construction and furnishing of model homes, roads, utilities, general landscaping and other amenities, as well as ongoing association fees and property taxes. These costs are capitalized within our real estate inventory and are not recognized in our operating income until a home sale closes. As such, we incur significant cash outflows prior to the recognition of earnings. In later stages of the life cycle of a community, cash inflows could significantly exceed our results of operations, as the cash outflows associated with land purchase and home construction and other expenses were previously incurred.

We actively enter into finished lot option contracts by placing deposits with land sellers of typically 10% or less of the aggregate purchase price of the finished lots. When entering into these contracts, we also agree to purchase finished lots at pre-determined time frames and quantities that match our expected selling pace in the community. For the year ended December 31, 2020, the majority of these future lot purchases were financed within our fully collateralized vertical construction lines of credit facilities.

From time to time, we also enter into land development arrangements with land sellers, land developers and land bankers. We typically provide a lot deposit of 10% or less, or 15% or less in the case of land bank option contracts, of the total investment required to develop lots that we will have the option to acquire in the future. In these transactions, we also incur lot option fees that have historically been 15% or less of the outstanding capital balance held by the land banker. The initial investment and lot option fees require our ability to allocate liquidity resources to projects that will be not materialize into cash inflows or operating income in the near term. The above cash strategies are designed to allow us to maintain adequate lot supply in our existing markets and support ongoing growth and profitability. As we continue to operate in a low interest rate environment, with consistent increase in the demand for new homes and constrained lot supply compared to population and job growth trends, we intend to continue to re-invest our earnings into our business and focus on expanding our operations. In addition, as the opportunity to purchase finished lots in desired locations becomes increasingly more limited and competitive, we are committed to allocating additional liquidity to land-bank deposits on land development projects, as this strategy mitigates the risks associated with holding undeveloped land on our balance sheet, while allowing us to control adequate lot supply in our key markets to support forecasted growth. As of December 31, 2020, our lot deposits and investments related to finished lot option contracts and land bank option contracts were $66.7 million, including $1.1 million of refundable lot deposits. For the year ended December 31, 2020, we closed 3,154 homes, acquired 3,254 lots and started construction on 3,416 homes.

We employ both secured debt and equity financing as part of our ongoing financing strategy, and we fully redeploy our cash flows generated from continuing operations. Our leverage is generally 60-70% of our work-in-progress inventory, as we draw cash available under our fully collateralized vertical construction lines of credit facilities based on the actual progress on our inventory. Our indebtedness as of December 31, 2020 was fully collateralized by our homes under construction and, to a much smaller extent, finished lots. Immediately following the closing of our IPO, we replaced all of our secured vertical construction lines of credit facilities with our Credit Agreement, which has a borrowing base of $450.0 million and an accordion feature that allows the facility to expand to a borrowing base of up to $750.0 million.  We believe that the consolidation of our indebtedness into a single credit facility will reduce our financing costs, create operating efficiencies and enhance returns.

We intend to finance future land acquisitions and developments with the most advantageous source of capital available to us at the time of the transaction, which may include a combination of common equity and unsecured corporate level debt

Cash Flows

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31
	2020	2019	2018
Net cash provided by (used in) operating activities	$95,339	$23,839	$(2,510)
Net cash provided by (used in) investing activities	(13,027)	(17,820)	2,630
Net cash provided by (used in) financing activities	(65,830)	26,077	(2,421)

Net cash provided by operating activities was $95.3 million for the year ended December 31, 2020, an increase of $71.5 million, as compared to $23.8 million of net cash provided by operating activities for the year ended December 31, 2019. The increase in net cash provided by operating activities was driven by higher deposits of $39.2 million received from customers and the increase in net income generated on home closings. This increase was partially offset by the increase in lot deposits of $37.9 million to secure finished lots in the future.

Net cash used in investing activities was $13.0 million for the year ended December 31, 2020, a decrease of $4.8 million, as compared to $17.8 million of cash used in investing activities for the year ended December 31, 2019. The decrease in net cash used in investing activities was primarily attributable to the Company converting several joint ventures to land bank financing structures during 2020. The cash outflow for the land bank structures is presented in the operating section of the Consolidated Statements of Cash Flows.

Net cash used in financing activities was $65.8 million for the year ended December 31, 2020, a decrease of $91.9 million, as compared to $26.1 million of cash provided by financing activities for the year ended December 31, 2019. The decrease in net cash used in financing activities was primarily attributable to the redemption of the Series D preferred units of DFH LLC of $12.0 million, increased payments on construction lines due to increased home closings of 1,106 and increased distributions of $7.9 million to the members of DFH LLC due to higher tax payments.

Credit Facilities, Letters of Credit, Surety Bonds and Financial Guarantees

As of December 31, 2020, giving effect to the H&H Acquisition, we had 34 vertical construction lines of credit facilities with cumulative maximum availability of $763.0 million and an aggregate outstanding balance of $289.9 million. As of December 31, 2019, we had 19 vertical construction lines of credit facilities with a cumulative maximum availability of $457.8 million and an aggregate outstanding balance of $217.7 million. Historically, our vertical construction lines of credit facilities were fully collateralized by finished lots and homes under construction and were personally guaranteed by Patrick Zalupski, our founder, President, Chief Executive Officer and Chairman of our Board of Directors. In connection with the IPO, we entered into our Credit Agreement with a syndicate of lenders and Bank of America, N.A, as administrative agent, providing for a senior unsecured revolving credit facility which has an initial aggregate commitment of up to $450.0 million and an accordion feature that allows the facility to expand to a borrowing base of up to $750.0 million.

In connection with the consummation of the IPO, we used the net proceeds from the IPO, cash on hand and borrowings under our Credit Agreement to repay all borrowings under our vertical construction lines of credit facilities and our BOMN Bridge Loan, and upon such repayment, terminated all such vertical construction lines of credit facilities.

We enter into surety bonds and letter of credit arrangements with local municipalities, government agencies and land developers. These arrangements relate to certain performance-related obligations and serve as security for certain land option agreements. At December 31, 2020, we had outstanding letters of credit and surety bonds totaling $0.9 million and $28.0 million, respectively.

Contractual Obligations, Commitments and Contingencies

A summary of the contractual obligations for our predecessor, DFH LLC, as of December 31, 2020 is provided in the following table.

	Payments Due by Period for the Year Ended December 31, (in thousands)
	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt, including current portion	$289,879	$6,551	$3,102	$-	$-	$-	$299,532
Interest on long-term debt	15,352	-	-	-	-	-	15,352
Operating lease obligations	3,626	2,270	1,327	1,305	1,337	10,018	19,883
Capital lease obligations	173	153	49	-	-	-	375
Village Park Homes acquisition contingent consideration(1)	2,299	2,753	2,835	-	-	-	7,887
H&H Homes acquisition contingent consideration(1)	4,601	5,270	5,878	4,830	-	-	20,579
Total	$315,930	$16,997	$13,191	$6,135	$1,337	$10,018	$363,608

(1)	Such acquisition contingent consideration payments, if any, will be equal to 25% of pre-tax earnings for the fiscal years ending December 31, 2021 and 2022, inclusive of 1% corporate overhead charge.

Series B Preferred Units

Following the Corporate Reorganization and upon completion of the IPO, MOF II DF Home LLC and MCC Investment Holdings LLC (both controlled by Medley Capital Corporation) continued to hold the Series B preferred units of DFH LLC. As such, they have certain rights and preferences with regard to DFH LLC that holders of our Class A common stock do not have.

In the event that the sole manager of DFH LLC elects, from time to time, to make distributions, the holders of the Series B preferred units are entitled to receive distributions until the holders of each outstanding Series B preferred unit have received distributions equaling the Series B Preferred Return, which accrues quarterly. Once the holders of each Series B preferred unit have received distributions equaling 8% per annum cumulative preferred return on any outstanding and unreturned capital contribution applicable to such Series B preferred units (the “Series B Preferred Return”), they are thereafter entitled to $1,000 per Series B preferred unit. Additionally, holders of the Series B preferred units are entitled to receive tax distributions sufficient to fund their federal and state income tax liabilities attributable to the taxable income on their Series B preferred units, if any. The Series B preferred units shall be deemed cancelled once they have received distributions totaling their initial capital contribution plus the Series B Preferred Return.

DFH LLC may not, without the prior approval of the holders of the Series B preferred units, issue or sell equity securities ranking senior to or pari passu with the Series B preferred units.

Holders of Series B preferred units have the right to vote on all matters submitted to a vote of the members of DFH LLC but do not have the right to convert their Series B preferred units into shares of our common stock. Any holder of Series B preferred units desiring to transfer their Series B preferred units to a non-affiliated third party must either (i) obtain approval from the sole manager of DFH LLC or (ii) must first offer such units to DFH LLC at the same price that the proposed third-party transferee would have paid or, in certain cases, at fair market value.

At any time on or prior to September 30, 2022, DFH LLC has the right to redeem some or all of the outstanding Series B preferred units at a price equal to the sum of (i) the difference of (A) $1,000 and (B) the amount of previous distributions having already been paid towards each such unit and (ii) unreturned capital contributions for such unit plus the Series B Preferred Return (the “Series B Redemption Price”).

In the event of a liquidation or dissolution of DFH LLC, the holders of Series B preferred units shall have preference over our membership interest in DFH LLC. Further, in the event of (i) a sale of substantially all of DFH LLC’s assets or (ii) a merger or reorganization resulting in the members of DFH LLC immediately prior to such transaction no longer beneficially owning at least 50% of the voting power of DFH LLC, the holders of the Series B preferred units may demand redemption of their Series B preferred units at a price equal to the Series B Redemption Price.

Series C Preferred Units

Following the Corporate Reorganization and upon completion of the IPO, Värde Capital continued to hold the Series C preferred units of DFH LLC. On January 27, 2021, we redeemed all 26,000 outstanding Series C preferred units of DFH LLC at a redemption price of $26.0 million, plus accrued distributions and fees of $0.2 million.

Factors Affecting Our Results of Operations

We believe that our future performance will depend on many factors, including those described below and in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.

Availability of Finished Lots

Our sourcing of finished lots is affected by changes in the general availability of finished lots in the markets in which we operate, the willingness of land sellers to sell finished lots at competitive prices, competition for available finished lots and other market conditions. If the supply of finished lots is limited because of these or other factors, we may build and sell fewer homes as a result. To the extent that we are unable to acquire finished lots at competitive prices, or at all, our revenues, margins and other results of operations could be negatively impacted.

Availability of Mortgages; Applicable Interest Rates

The majority of our homebuyers in 2020 obtained a mortgage to purchase their home. As a result, the availability of mortgages on terms that make purchases of our homes affordable to a broad base of consumers has a significant impact on our business. The availability and accessibility of mortgages can depend in part on current interest rates and down payment requirements, which are not within our control. The majority of our customers that obtain mortgages obtain loans that conform to the terms established by Freddie Mac and Fannie Mae. Interest rates available to homebuyers obtaining conforming loans are driven by Freddie Mac’s and Fannie Mae’s ability to package and sell loans into the secondary market. Disruptions in this supply chain could impact our business significantly if our homebuyers are unable to obtain mortgages on terms that are acceptable, or at all.

Costs of Building Materials and Labor

Our cost of sales includes the acquisition and finance costs of home sites or lots, municipality fees, the costs associated with obtaining building permits, materials and labor to construct the home, interest rates for construction loans, internal and external realtor commissions and other miscellaneous closing costs. Home site costs range from 20-25% of the average cost of a home. Building materials range from 40-50% of the average cost to build the home, labor ranges from 30-40% of the average cost to build the home and interest, commissions and closing costs range from 4-10% of the average cost to build the home.

In general, the cost of building materials fluctuates with overall trends in the underlying prices of raw materials. The cost of certain of our building materials, such as lumber and oil-based products, fluctuates with market-based pricing curves. We often obtain volume discounts and/or rebates with certain suppliers of our building materials, which in turn reduces our cost of sales.

However, increases in the cost of building materials may reduce gross margin to the extent that market conditions prevent the recovery of increased costs through higher home sales prices. The price changes that most significantly influence our operations are price increases in commodities, including lumber. Significant price increases of these materials may negatively impact our cost of sales and, in turn, our net income. For example, in the last 18 months, the cost of lumber has been volatile due to the U.S. government-imposed tariffs on imports of Canadian lumber and the supply-chain disruptions caused by the closing of lumber mills in response to the COVID-19 pandemic. The recent increases in lumber commodity prices may result in the renewal of our lumber contracts at more expensive rates, which may significantly impact the cost to construct our homes and our business. If the current lumber shortage, and related pricing impacts, continue, our cost of sales and, in turn, our net income could be negatively impacted.

Changes in Price and Availability of Land

Acquiring home sites or finished lots in desirable geographic areas with prices and acquisition terms that drive profitable home delivery is an important component of our business. Our infrastructure is designed to build a certain number of homes each year and an adequate lot supply is crucial to meeting our business objectives. Lot value appreciation or depreciation varies across the markets in which we operate. Our acquisition costs associated with finished lots have increased in certain of our markets where job and population growth are outpacing lot supply.

Historically, we have utilized joint ventures to finance the acquisition and development of finished lots. We consolidate the assets, liabilities and income from certain of these joint ventures under GAAP. The revenues and cost of sales associated with homes closed from these consolidated joint ventures are recognized under the “revenues” and “cost of sales” line items, respectively, on our statements of comprehensive income contained in our consolidated financial statements included elsewhere in this prospectus. The portion of income that is due and the equity that is attributable to our joint venture partners is recognized under the “net and comprehensive income attributable to noncontrolling interests” line item on our statements of comprehensive income contained in our consolidated financial statements included elsewhere in this prospectus. In the future, our primary financing strategy for controlling finished lots will be through the utilization of land bank relationships. Land bank relationships may result in a higher cost of sales, but we will not be required to share home closing gross margin with our land bank partners. This may reduce the net and comprehensive income attributable to noncontrolling interests and gross margin.

Changes in Product Mix

We sell four series of products: the Dream Series, the Designer Series, the Platinum Series and the Custom Series. See “Business—Our Products and Customers—Our Homes and Homebuyers” for additional information. Each of our series has several floor plans to meet customer demands, a range of lot sizes and varying lot coverage restrictions. Beginning in 2018 with the launch of the Dream Series, we implemented a strategy to secure lots that can meet the increasing supply and demand gap for entry-level and first-time move-up homebuyers. The average selling price point for these homebuyers varies across our markets. Our active selling communities and future projects are strategically located around major metropolitan areas with specific demographic and economic characteristics, including consistent population and job growth. Our strategy remains focused on providing an affordable and desirable product to entry-level and first-time move-up buyers.

Housing Supply and Demand

When the supply of new homes exceeds new home demand, new home prices may generally be expected to decline. Although the COVID-19 pandemic initially caused a sharp decline in our homebuilding business in March and April 2020, the decline was followed by a sharp increase in sales beginning in May 2020. As a result of the COVID-19 pandemic, we have observed an increase in demand from entry-level homebuyers, our primary customer focus, seeking to move out of apartments and into more spacious homes in anticipation of spending more time at home with remote-working arrangements increasing in prevalence. The U.S. housing market is expected to weather the COVID-19 pandemic relatively well given supply dynamics and lack of distressed home sales. Recent job losses are more concentrated in lower income bands, impacting apartment rentals more than for sale housing. We expect housing market conditions to remain relatively healthy in 2021.

Seasonality

In all of our markets, we have historically experienced similar variability in our results of operations and capital requirements from quarter to quarter due to the seasonal nature of the homebuilding industry. We generally sell more homes in the first and second quarters and close more homes in our third and fourth quarters. As a result, our revenue may fluctuate on a quarterly basis and we may have higher capital requirements in our second, third and fourth quarters in order to maintain our inventory levels. As a result of seasonal activity, our quarterly results of operations and financial position at the end of a particular quarter, especially our first quarter, are not necessarily representative of the results we expect at year end. We expect this seasonal pattern to continue in the long term.

Non-GAAP Financial Measures

In addition to our financial results reported in accordance with GAAP, we have provided information in this prospectus relating to “adjusted gross margin,” “EBITDA” and “adjusted EBITDA.” For definitions of adjusted gross margin, EBITDA and adjusted EBITDA and a reconciliation to our most directly comparable financial measures calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

Factors Affecting the Comparability of Our Financial Condition and Results of Operations

Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, for the following reasons:

Century Acquisition

For information regarding the Century Acquisition, see “Business—Acquisitions—Century Acquisition.”

H&H Acquisition

For information regarding the H&H Acquisition, see “Business—Acquisitions—H&H Acquisition.”

Corporate Reorganization

For information regarding our Corporate Reorganization, see “Business—Corporate Reorganization.”

Income Taxes

Prior to the IPO and the related Corporate Reorganization, we were composed of various pass-through entities that are all treated as partnerships for federal income tax purposes but are subject to certain minimal taxes and fees; however, income taxes on taxable income or losses realized by our predecessor, DFH LLC, are generally the obligation of the individual members or partners. Following the consummation of the IPO, we became be a corporation subject to corporate-level taxes, our income taxes became dependent upon our taxable income and our net income in future periods now reflects such taxes. We will recognize the financial statement impacts of GAAP and tax timing differences on a quarterly basis. See “—Results of Operations” for further clarity on the comparability differences between our current and future financial statements.

Selling, General and Administrative Expense

Our selling, general and administrative expense have increased as a result of the H&H Acquisition and the initial and on-going compliance costs associated with being a public company, including certain provisions of the Sarbanes-Oxley Act and related SEC regulations, and the requirements associated with our Class A common stock being approved for listing on Nasdaq. As a result of being a public company, we will need to increase our operating expenses in order to pay our employees, legal counsel and accountants to assist us in, among other things, external reporting, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and preparing and distributing periodic public reports in compliance with our obligations under applicable federal securities laws. We may need to hire additional employees to perform this compliance and reporting function. We also recognized the acceleration of certain of our predecessor’s, DFH LLC, costs, such capitalized debt issue costs and unvested stock compensation, which vested at the date of the IPO.

Equity Incentive Plan

To incentivize individuals providing services to us or our affiliates, the Board of Directors adopted the 2021 Equity Incentive Plan in connection with the IPO. Our 2021 Equity Incentive Plan provides for the grant, from time to time, at the discretion of our Board of Directors or a committee thereof, of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, substitute awards and performance awards. Any individual who is our officer or employee or an officer or employee of any of our affiliates, and any other person who provides services to us or our affiliates, including our directors, is eligible to receive awards under our 2021 Equity Incentive Plan at the discretion of our Board of Directors or the compensation committee of our Board of Directors. In connection with the IPO, we issued equity awards covering 461,538 shares of Class B common stock and 298,171 shares of Class A common stock, which will vest over 3 years beginning on January 21, 2022, to certain of our officers and directors. We expect that we will recognize equity compensation expenses aggregating up to $17.6 million per year over the 3 year vesting term.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP. Our critical accounting policies are those that we believe have the most significant impact to the presentation of our financial position and results of operations and that require the most difficult, subjective or complex judgments. In many cases, the accounting treatment of a transaction is specifically dictated by GAAP without the need for the application of judgment.

In certain circumstances, however, the preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

While our significant accounting policies are more fully described in “Note 1. Nature of Business and Significant Accounting Policies” to our consolidated financial statements, we believe the following topics reflect our critical accounting policies and our more significant judgment and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue in two ways. In accordance with Accounting Standards Codification (“ASC”) 2014-09, revenues from home sales with respect to homes that we construct on homesites that we own title are recorded at the time each home sale is closed and title and possession are transferred to the buyer. In accordance with ASC 2014-09, revenues from home sales in which the buyer retains title to the homesite while we build the home are recognized based on the percentage of completion of the home construction, which is measured on a quarterly basis.

Real Estate Inventory and Cost of Home Sales

Inventories include the cost of direct land acquisition, land development, construction, capitalized interest, real estate taxes and direct overhead costs incurred related to land acquisition and development and home construction. Indirect overhead costs are charged to selling, general and administrative expense as incurred.

Land and development costs are typically allocated to individual residential lots on a pro-rata basis based on the number of lots in the development, and the costs of residential lots are transferred to construction work in progress when home construction begins. Sold units are expensed on a specific identification basis as cost of contract revenues earned. Cost of contract revenues earned for homes closed includes the specific construction costs of each home and all applicable land acquisition, land development and related costs allocated to each residential lot.

Inventories are carried at the lower of accumulated cost or net realizable value. We periodically review the performance and outlook of our inventories for indicators of potential impairment. No impairments were recognized during the years ended December 31, 2020, 2019 and 2018.

Business Combinations and Valuation of Contingent Consideration

The Company accounts for business combinations using the acquisition method. Under ASC 805 a business combination occurs when an entity obtains control of a “business.” The Company determines whether or not the gross assets acquired meet the definition of a business. If they meet this criteria, the Company accounts for the transaction as a stock purchase. If they do not meet this criteria the transaction is accounted for as an asset purchase. The consideration transferred in the acquisition is generally measured at fair value, as are the identifiable net assets acquired. Any goodwill that arises is tested annually for impairment. Any gain on a bargain purchase is recognized in profit or loss immediately. Transaction costs are expensed as incurred, except if related to the issue of debt or equity securities. Any contingent consideration is measured at fair value at the date of acquisition and is based on expected cash flow of the acquisition target discounted over time using an observable market discount rate. The Company generally utilizes outside valuation experts to determine the amount of contingent consideration. Contingent consideration is remeasured at fair value at each reporting date and subsequent changes in the fair value of the contingent consideration are recognized in profit or loss on the Consolidated Statement of Comprehensive Income.

Recent Accounting Pronouncements

See “Note 1. Nature of Business and Significant Accounting Policies” to our consolidated financial statements.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2020, 2019 and 2018. Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy, and we tend to experience inflationary pressure on wages and raw materials.

Off-Balance Sheet Arrangements

Asset-Light Lot Acquisition Strategy

We operate an asset-light and capital efficient lot acquisition strategy and generally seek to avoid engaging in land development. We primarily employ two variations of our asset-light land financing strategy, finished lot option contracts and land bank option contracts, pursuant to which we secure the right to purchase finished lots at market prices from various land sellers and land bank partners, by paying deposits based on the aggregate purchase price of the finished lots. The deposits required are typically 10% or less in the case of finished lot option contracts and 15% or less in the case of land bank option contracts.

Our asset-light and capital efficient lot acquisition strategy is intended to avoid the financial commitments and risks associated with direct land ownership and land development by allowing us to control a significant number of lots for a relatively low capital cost. These option contracts generally allow us, at our option, to forfeit our right to purchase the lots controlled by these option contracts for any reason, and our sole legal obligation and economic loss as a result of such forfeitures is limited to the amount of the deposits paid pursuant to such option contracts and, in the case of land bank option contracts, any related fees paid to the land bank partner. We do not have any financial guarantees or completion obligations, and we do not guarantee lot purchases on a specific performance basis under these agreements.

As of December 31, 2020, we owned and controlled 22,407 lots through finished lot option contracts and land bank option contracts. Our entire risk of loss pertaining to the aggregate purchase price of contractual commitments resulting from our non-performance under our finished lot option contracts and land bank option contracts is limited to approximately $65.6 million in deposits and investments made as of December 31, 2020—$66.7 million of lot deposits, including $1.1 million of refundable lot deposits pertaining to deals that are still in the due diligence inspection period.

Surety Bonds and Letters of Credit

We enter into letter of credit and surety bond arrangements with local municipalities, government agencies and land developers. These arrangements relate to certain performance-related obligations and serve as security for certain land option agreements. At December 31, 2020, we had outstanding letters of credit and surety bonds totaling $0.9 million and $28.0 million, respectively. We believe we will fulfill our obligations under the related arrangements and do not anticipate any material losses under these letters of credit or surety bonds.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are interest rate sensitive. As overall housing demand is adversely affected by increases in interest rates, a significant increase in interest rates may negatively affect the ability of homebuyers to secure adequate financing. Higher interest rates could adversely affect our revenues, gross margins and net income. We do not enter into, nor do we intend to enter into in the future, derivative financial instruments for trading or speculative purposes to hedge against interest rate fluctuations.

Quantitative and Qualitative Disclosures About Interest Rate Risk

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. Our market risk arises from interest rate risk inherent in our financial instruments and debt obligations. Interest rate risk results from the possibility that changes in interest rates will cause unfavorable changes in net income or in the value of interest rate-sensitive assets, liabilities and commitments. Lower interest rates tend to increase demand for mortgage loans for home purchasers, while higher interest rates make it more difficult for potential borrowers to purchase residential properties and to qualify for mortgage loans. We have no market rate sensitive instruments held for speculative or trading purposes.

On January 25, 2021, we entered into the Credit Agreement, providing for a senior unsecured revolving credit facility, which has an initial aggregate commitment of up to $450.0 million. The Credit Agreement includes provisions for any existing lender to, at the Company’s request, increase its revolving commitment under the Credit Agreement, add new revolving loan tranches under the Credit Agreement or add new term loan tranches under the Credit Agreement, in all cases not to exceed an aggregate of $300.0 million. The Credit Agreement provides for interest rate options on advances at rates equal to either: (a) in the case of base rate advances, the highest of (1) Bank of America, N.A.’s announced “prime rate”, (2) the federal funds rate plus 0.5%, and (3) the one-month LIBOR plus 1.0%, in each case not to be less than 1.5%; or (b) in the case of Eurodollar rate advances, the reserve adjusted LIBOR, not to be less than 0.5%.   Borrowings under the Credit Agreement bear interest at the interest rate option plus an applicable margin ranging from (i) 2.00% to 2.75% per annum for base rate advances and (ii) 3.00% to 3.75% per annum for Eurodollar rate advances.   The applicable margin will vary depending on the Company’s debt to capitalization ratio.

Interest on base rate advances borrowed under the Credit Agreement is payable in arrears on a monthly basis.  Interest on each Eurodollar rate advance borrowed under the Credit Agreement is payable in arrears at the end of the interest period applicable to such advance, or, if less than such interest period, three months after the beginning of such interest period.   The Company pays the lenders a commitment fee on the amount of the unused commitments on a quarterly basis at a rate per annum that will vary from 0.20% to 0.30% depending on the Company’s net debt to net capitalization ratio.

Outstanding borrowings under the Credit Agreement are subject to, among other things, a borrowing base.  The borrowing base includes, among other things, (a) 90% of the net book value of presold housing units, (b) 85% of the net book value of model housing units, (c) 85% of the net book value of speculative housing units and (d) 70% of the net book value of finished lots, in each case subject to certain exceptions and limitations set forth in the Credit Agreement.

Our mortgage banking joint venture, Jet LLC, is exposed to interest rate risk as it relates to its lending activities. Jet LLC underwrites and originates mortgage loans, which are sold through either optional or mandatory forward delivery contracts into the secondary markets. All of the mortgage banking segment’s loan portfolio is held for sale and subject to forward sale commitments. Jet LLC also sells all of its mortgages held for sale on a servicing released basis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dream Finders Homes, Inc.

Opinion on the Financial Statements – Balance Sheets

We have audited the accompanying balance sheets of Dream Finders Homes, Inc. (the “Company”) as of December 31, 2020 and September 11, 2020, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and September 11, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

/s/ PricewaterhouseCoopers LLP

Jacksonville, FL
March 30, 2021

We have served as the Company’s auditor since 2019.

Dream Finders Homes, Inc.
Balance Sheets

	December 31,	September 11,
	2020	2020
ASSETS
Cash and cash equivalents	$-	$-
Total assets	-	-

Commitments and contingencies (Note 3)	-	-

Stockholders’ Equity
Common stock $0.01 per share, 1,000 shares authorized, no shares outstanding	-	-
Total stockholders’ equity	$-	$-
The accompanying notes are an integral part of these financial statements.

Dream Finders Homes, Inc.
Notes to Financial Statements

1. Nature of Business and Basis of Presentation

Dream Finders Homes, Inc. (the “Company” or “DFH, Inc.”) was incorporated in the State of Delaware on September 11, 2020. The Company was formed for the purpose of completing an initial public offering (“IPO”) of its common stock and related transactions in order to carry on the business of Dream Finders Holdings LLC (“DFH LLC”) as a publicly-traded entity. Pursuant to a corporate reorganization and completion of the Company’s IPO on January 25, 2021, the Company became a holding company for DFH LLC and its subsidiaries.

On January 25, 2021, DFH, Inc., the holding company and sole manager of DFH LLC, successfully completed its initial public offering of 11,040,000 shares of Class A common stock (which included full exercise of the over-allotment option) at an IPO price of $13.00 per share. Shares of the Company’s Class A common stock began trading on the NASDAQ Global Select Market under the ticker symbol “DFH” on January 21, 2021. The Company is the sole manager of DFH LLC and owns 100% of the voting membership interests in DFH LLC.

The accompanying balance sheet has been prepared in accordance with accounting principles generally accepted in the United States of America. Statements of income, stockholders’ equity and cash flows have not been presented because the Company has not engaged in any business or other activities except in connection with its formation.

2. Stockholders’ Equity

As of December 31, 2020 and September 11, 2020, the Company was authorized to issue 1,000 shares of common stock, par value $0.01 per share. Following the IPO and the Corporate Reorganization (Note 4), the Company is authorized to issue 350,000,000 shares of common stock, par value of $0.01 per share, consisting of 289,000,000 shares of Class A common stock and 61,000,000 shares of Class B common stock. The Board of Directors of the Company (the “Board of Directors”) has the authority to issue, in one or more series, up to 5,000,000 shares of preferred stock, par value $0.01 per share, without stockholder approval.

3. Commitments and Contingencies

The Company may be subject to legal proceedings that arise in the ordinary course of business. As of December 31, 2020, the Company had no outstanding commitments and contingencies.

4. Subsequent Events

The Company has evaluated subsequent events through March 30, 2021, the date the financial statements were issued, and no additional matters were identified requiring recognition or disclosure in the financial statements, except for events described below.

Equity Incentive Plan

On January 20, 2021, the Board of Directors approved the DFH, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), which became effective in connection with the IPO. The 2021 Plan is administered by the Compensation Committee of the Board of Directors, and authorizes the Company to grant incentive stock-based awards. The Company granted 759,709 restricted stock grants to certain executives and directors in conjunction with the 2021 Plan. These stock grants vest over a period of three years of continuous service, commencing on the date of the grant and vesting ratably in one third increments at the end of each quarter of a three year term.

Corporate Reorganization and Initial Public Offering

In connection with the IPO, and pursuant to the terms of the Agreement and Plan of Merger by and among DFH, Inc., DFH LLC and DFH Merger Sub LLC, a Delaware limited liability company and direct, wholly owned subsidiary of DFH, Inc., DFH Merger Sub LLC merged with and into DFH LLC with DFH LLC as the surviving entity. As a result of the merger, all of the outstanding non-voting common units and Series A Preferred Units of DFH LLC converted into 21,255,329 shares of Class A common stock of DFH, Inc., all of the outstanding common units of DFH LLC converted into 60,266,153 shares of Class B common stock of DFH, Inc. and all of the outstanding Series B Preferred Units and Series C Preferred Units of DFH LLC remained outstanding as Series B Preferred Units and Series C Preferred Units of DFH LLC, as the surviving entity in the merger. We refer to this and certain other related events and transactions, as the “Corporate Reorganization”.

Dream Finders Homes, Inc.
Notes to Financial Statements

Immediately following the Corporate Reorganization, (1) DFH, Inc. became a holding company and the sole manager of DFH LLC, with no material assets other than 100% of the voting membership interests in DFH LLC, (2) the holders of common units, non-voting common units and Series A Preferred Units of DFH LLC became stockholders of DFH, Inc., (3) the holders of the Series B Preferred Units of DFH LLC outstanding immediately prior to the Corporate Reorganization continued to hold all 7,143 of the outstanding Series B Preferred Units of DFH LLC, and (4) the holders of the Series C Preferred Units of DFH LLC outstanding immediately prior to the Corporate Reorganization continued to hold all 26,000 of the outstanding Series C Preferred Units of DFH LLC.

On January 25, 2021, the Company successfully completed its IPO of 11,040,000 shares of Class A common stock (which included full exercise of the over-allotment option) at an IPO price of $13.00 per share. Shares of the Company’s Class A common stock began trading on the NASDAQ Global Select Market under the ticker symbol “DFH” on January 21, 2021.

Unsecured Syndicated Credit Facility

On January 25, 2021 and in connection with the IPO, the Company entered into a $450.0 million syndicated credit facility with Bank of America, N.A. and other lenders, and subsequently repaid $340.0 million in outstanding debt, including the $20.0 million bridge loan with Boston Omaha Corporation, LLC, and terminated all existing construction lines of credit. Under the terms of the new credit agreement, the Company has the option to enter into Base Rate or LIBOR Rate borrowings. The interest is payable based on the borrowing terms and is variable dependent on the Company’s debt to capitalization ratio and current LIBOR rates.

Dream Finders Holdings LLC and Subsidiaries
Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dream Finders Holdings LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dream Finders Holdings LLC and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income, of members’ equity and mezzanine equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Contingent Consideration

As described in Note 1 to the consolidated financial statements, the Company recognized contingent consideration related to the acquisitions of Village Park Homes and H&H Constructors of Fayetteville in 2019 and 2020, respectively. The measurement of contingent consideration was based on projected cash flows such as revenues, gross margin, overhead expenses and pre-tax income and discounted back using the discounted cash flow method. The Company recorded the fair value of the contingent consideration as a liability on the respective acquisition dates. The estimated earn-out payments are subsequently remeasured to fair value each at reporting date based on the estimated future earnings of the acquired entities. As of December 31, 2020, contingent consideration was $23.1 million.

The principal considerations for our determination that performing procedures relating to the valuation of contingent consideration is a critical audit matter are i) the significant judgment by management when estimating the fair value of contingent consideration; ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant judgments and assumptions related to gross margin, overhead expense and pre-tax income forecasts, as applicable; and iii) the audit effort involved the use of professional with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures  included, among others, testing management’s process for estimating the fair value of the contingent consideration, which included evaluating the appropriateness of the discounted cash flow models, testing the completeness and accuracy of data used in the models, and evaluating the reasonableness of significant assumptions related to gross margin, overhead expense and pre-tax income forecasts, as applicable. Evaluating the reasonableness of the gross margin, overhead expense and pre-tax income forecasts involved considering the past performance of the acquired businesses, as well as economic and industry forecasts. Professionals with specialized skill and knowledge were used to assist with the evaluation of the Company’s discounted cash flow models.

/s/ PricewaterhouseCoopers LLP
Jacksonville, Florida
March 30, 2021

We have served as the Company’s auditor since 2019.

Dream Finders Holdings LLC and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2020	2019

Assets
Cash and cash equivalents	$35,495,595	$44,007,245
Restricted cash (VIE amounts of $8,793,201 and $8,726,015)	49,715,553	24,721,169
Inventories:
Construction in process and finished homes	396,630,945	273,389,050
Joint venture owned land and lots (VIE amounts of $41,072,325 and $38,080,738)	40,900,552	38,080,738
Company owned land and lots	46,839,616	52,597,242
Lot deposits	66,272,347	24,447,707
Equity method investments	4,545,349	8,354,212
Property and equipment, net	4,309,071	3,996,262
Operating lease right-of-use assets	14,219,248	15,099,368
Finance lease right-of-use assets	335,791	494,149
Intangible assets, net of amortization	2,660,003	-
Goodwill	28,566,232	12,208,783
Other assets (VIE amounts of $1,288,359 and $4,788,117)	43,189,939	17,523,525
Total assets	$733,680,241	$514,919,450
Liabilities
Accounts payable (VIE amounts of $1,315,582 and $793,546)	$37,418,693	$37,752,306
Accrued expenses (VIE amounts of $9,977,268 and $9,642,341)	67,401,055	42,409,513
Customer deposits	59,392,135	20,203,750
Construction lines of credit	289,878,716	217,667,344
Notes payable (VIE amounts of $8,821,282 and $9,034,970)	29,653,282	14,346,124
Operating lease liabilities	14,410,560	15,081,737
Finance lease liabilities	345,062	498,691
Contingent consideration	23,157,524	5,468,738
Total liabilities	$521,657,027	$353,428,203
Commitments and contingencies (Note 8)
Mezzanine Equity
Preferred mezzanine equity	55,638,450	58,269,166
Common mezzanine equity	20,593,001	16,248,246
Total mezzanine equity	$76,231,451	$74,517,412

Members’ Equity
Common members’ equity	103,852,646	56,502,464
Total members’ equity	$103,852,646	$56,502,464

Non-controlling interests	31,939,117	30,471,371
Total liabilities, mezzanine equity and members’ equity	$733,680,241	$514,919,450

The accompanying notes are an integral part of these consolidated financial statements.

Dream Finders Holdings LLC and Subsidiaries
Consolidated Statements of Comprehensive Income

	December 31,
	2020	2019	2018

Revenues	$1,133,806,607	$744,292,323	$522,258,473
Cost of sales	962,927,606	641,340,496	454,402,820
Selling, general and administrative expense	90,791,259	58,733,781	43,545,254
Income from equity in earnings of unconsolidated entities	(7,991,764)	(2,208,182)	(1,271,303)
Gain on sale of assets	(117,840)	(28,652)	(3,293,187)
Other income	(1,321,741)	(2,447,879)	(3,016,273)
Other expense	4,134,792	3,783,526	7,947,641
Interest expense	870,868	221,449	682,152
Net and comprehensive income	$84,513,427	$44,897,784	$23,261,369
Net and comprehensive income attributable to non-controlling interests	(5,419,972)	(5,706,518)	(5,939,015)
Net and comprehensive income attributable to Dream Finders Holdings LLC	$79,093,455	$39,191,266	$17,322,354
Earnings per unit
Basic	$756.86	$353.40	$170.92
Diluted	$753.75	$353.40	$170.92
Weighted-average number of units
Basic	99,065	97,830	97,830
Diluted	99,647	97,830	97,830
Pro forma information (unaudited - see Note 16)
Income before income taxes	84,513,427	44,897,784	23,261,369
Pro forma income tax expense	19,773,364	9,797,817	4,330,589
Pro forma net income and comprehensive income	$64,740,063	$35,099,967	$18,930,780
Less: Pro forma net income and comprehensive income attributable to non-controlling interests	(5,419,972)	(5,706,518)	$(5,939,015)
Pro forma net income and comprehensive income attributable to Dream Finders Holdings LLC	$59,320,091	$29,393,449	$12,991,765
Pro forma earnings per unit
Basic	$557.26	$253.25	$126.66
Diluted	$555.31	$253.25	$126.66
Pro forma weighted-average number of units
Basic	99,065	97,830	97,830
Diluted	99,647	97,830	97,830

The accompanying notes are an integral part of these consolidated financial statements.

Dream Finders Holdings LLC and Subsidiaries
Consolidated Statements of Members’ Equity and Mezzanine Equity

	Redeemable Preferred Units Mezzanine		Redeemable Common Units Mezzanine		Common Units Members’		DFH Total Mezzanine and Members’		Total Non-Controlling Interests	Total Equity
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2017	22,543	$13,476,173	4,602	$10,000,000	76,630	$30,574,101	103,775	$54,050,275	$19,411,602	$73,461,877
Unit compensation	-	-	-	-	-	895,610	-	895,610	-	895,610
Contributions	27,000	26,530,505	1,172	2,547,757	25	1	28,197	29,078,263	-	29,078,263
Member receivable	-	(26,530,505)	-	-	-	-	-	(26,530,505)	-	(26,530,505)
Contribution from non-controlling interests	-	-	-	-	-	-	-	-	12,523,547	12,523,547
Conversion of units	-	-	-	-	-	-	-	-	-	-
Distributions	-	(776,567)	-	-	-	(11,535,561)	-	(12,312,128)	(8,944,307)	(21,256,435)
Net income	-	3,175,932	-	986,982	-	13,159,440	-	17,322,354	5,939,015	23,261,369
Balance December 31, 2018	49,543	15,875,538	5,774	13,534,739	76,655	33,093,591	131,972	62,503,869	28,929,857	91,433,726
Unit compensation	-	-	-	-	-	895,000	-	895,000	-	895,000
Contributions	12	38,530,504	-	-	-	-	12	38,530,504	-	38,530,504
Contributions from non-controlling interests	-	-	-	-	-	-	-	-	9,783,372	9,783,372
Conversion of units	-	-	-	-	-	-	-	-	-	-
Distributions	-	(2,235,752)	-	(401,296)	-	(7,463,714)	-	(10,100,762)	(13,948,376)	(24,049,138)
Net income	-	6,098,876	-	3,114,803	-	29,977,587	-	39,191,266	5,706,518	44,897,784
Balance at December 31, 2019	49,555	58,269,166	5,774	16,248,246	76,655	56,502,464	131,984	131,019,876	30,471,371	161,491,247
Unit compensation	-	-	-	-	-	946,609	-	946,609	-	946,609
Contributions	-	-	1,236	-	-	-	1,236	-	-	-
Contributions from non-controlling interests	-	-	-	-	-	-	-	-	3,882,625	3,882,625
Conversion of units	-	-	-	-	-	-	-	-	-	-
Redemptions	(1,012)	(13,000,000)	-	-	-	-	(1,012)	(13,000,000)	-	(13,000,000)
Distributions	-	(2,521,991)	-	(1,201,947)	-	(14,251,905)	-	(17,975,843)	(7,834,851)	(25,810,694)
Net income	-	12,891,275	-	5,546,702	-	60,655,478	-	79,093,455	5,419,972	84,513,427
Balance at December 31, 2020	48,543	$55,638,450	7,010	$20,593,001	76,655	$103,852,646	132,208	$180,084,097	$31,939,117	$212,023,214

The accompanying notes are an integral part of these consolidated financial statements

Dream Finders Holdings LLC and Subsidiaries
Consolidated Statements of Cash Flows

	December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$84,513,427	$44,897,784	$23,261,369
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities
Depreciation	3,851,876	3,035,451	2,270,710
Gain (Loss) on sale of property and equipment	(117,840)	(28,652)	(3,293,187)
Amortization of debt issuance costs	2,090,711	2,318,286	3,084,988
Amortization of ROU operating lease	3,842,801	2,622,569	1,281,899
Amortization of ROU financing lease	158,358	366,241	394,952
Unit compensation expense	946,609	895,000	895,610
Income from equity method investments, net distributions received	(2,679,894)	(86,242)	(356,853)
Remeasurement of contingent consideration	1,378,786	(3,944,030)	-
Changes in Operating Assets and Liabilities
Inventories	23,512,992	(30,902,010)	(66,493,984)
Lot deposits	(37,913,129)	(11,216,250)	(3,277,311)
Other assets	(24,365,901)	(7,915,636)	(1,281,886)
Accounts payable and accrued expenses	6,197,891	19,398,115	48,263,881
Customer deposits	37,556,519	6,792,918	(5,733,074)
Operating lease liabilities	(3,633,859)	(2,394,942)	(1,527,156)
Net cash provided by (used in) operating activities	95,339,347	23,838,602	(2,510,042)

Cash Flows from Investing Activities
Purchase of property and equipment	(2,924,040)	(2,892,130)	(10,161,587)
Proceeds from disposal of property and equipment	241,918	91,397	14,545,516
Investments in equity method investments	(89,767)	(2,717,593)	(5,300,372)
Return of investments from equity method investments	6,578,525	704,703	3,545,973
Business combinations, net of cash acquired	(16,833,369)	(13,006,396)	-
Net cash provided by (used in) investing activities	(13,026,733)	(17,820,019)	2,629,530

Cash Flows from Financing Activities
Proceeds from construction lines of credit	713,917,939	550,865,562	453,181,765
Principal payments on construction lines of credit	(758,681,883)	(522,926,492)	(427,693,487)
Proceeds from notes payable	28,472,680	12,696,227	13,189,038
Principal payments on notes payable	(13,180,967)	(11,454,898)	(33,045,275)
Payment of debt issue costs	(1,994,858)	(2,264,196)	(2,087,193)
Payments on financing leases	(153,629)	(375,390)	(381,263)
Contributions to non-controlling interests	3,882,625	9,783,371	12,523,547
Distributions to non-controlling interests	(7,834,849)	(13,948,375)	(8,944,307)
Contributions	-	12,000,000	2,547,762
Distributions	(17,256,938)	(8,298,586)	(11,711,313)
Redemptions	(13,000,000)	-	-
Net cash provided by (used in) financing activities	(65,829,880)	26,077,223	(2,420,726)

Net increase (decrease) in cash, cash equivalents and restricted cash	16,482,734	32,095,806	(2,301,238)
Cash, cash equivalents and restricted cash at beginning of year	68,728,414	36,632,608	38,933,846
Cash, cash equivalents and restricted cash at end of year	85,211,148	68,728,414	36,632,608

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	900,225	299,689	388,998

Non-cash Financing Activities
Contingent consideration	16,310,000	9,412,768	-
Leased assets obtained in exchange for new operating lease liabilities	2,962,682	3,234,033	13,914,567
Leased assets obtained in exchange for new financing lease liabilities	-	-	1,670,768
Preferred issuance	-	-	27,000,000
Accrued distributions	718,907	1,802,177	600,815
Non-cash Investing Activities
Investment capital reallocation	1,171,112	-	-
Total non-cash financing and investing activities	21,162,701	14,448,978	43,186,150

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	35,495,595	44,007,245	19,809,055
Restricted cash	49,715,553	24,721,169	16,823,553

Total cash, cash equivalents and restriced cash shown on the Consolidated Statements of Cash Flows	$85,211,148	$68,728,414	$36,632,608

The accompanying notes are an integral part of these consolidated financial statements.

Dream Finders Holdings LLC and Subsidiaries
Notes to Consolidated Financial Statements

1.	Nature of Business and Significant Accounting Policies

Nature of Business
Dream Finders Holdings LLC, a Florida limited liability company and its subsidiaries (collectively the “Company”), operates as a general contractor engaged in the construction and sale of residential homes and speculative homes in Central and Northeast Florida, Georgia, South Carolina, North Carolina, Colorado, Texas and the Washington DC metro area.

The consolidated financial statements of the Company include Dream Finders Holdings LLC (the “Parent” or “DFH LLC”) and its wholly owned subsidiaries Dream Finders Homes LLC, DFH Land LLC, DFH Greyhawk LLC, DFH Wildwood LLC, DFH Corona LLC, DFH John’s Landing LLC, DFH Magnolia LLC, DFH Mandarin LLC, DFH Mandarin Land Holding LLC, DFH Office LLC, DFH Savannah LLC, Dream Finders Title LLC, HM7 JV Owner LLC, PSJ JV Owner LLC, ANT JV Owner LLC, VPH LLC, H&H Constructors of Fayetteville, LLC and Ventures LLC (the “Subsidiaries”) as well as partially owned subsidiaries Jet Home Loans LLC, DFH Leyden LLC, DFH Amelia LLC, DFH Clover LLC, DFH Leyden II LLC, DFH MOF Eagle Landing LLC, DCE DFH JV LLC, DFH Capital LLC, DFC Mandarin Estates LLC, DFC Wilford LLC, DFC East Village LLC, DFC Seminole Crossing LLC, DFC Amelia Phase III LLC, DFC Beachwalk LLC, DFC Blackburn LLC, DFC Goose Creek LLC, DFC Sterling Ranch LLC, and DFC Grand Landings LLC.

Dream Finders Homes, Inc. (“DFH, Inc.”), the holding company and sole manager of the Parent, successfully completed its initial public offering (“IPO”) of 11,040,000 shares of Class A common stock (which included full exercise of the over-allotment option) at an IPO price of $13.00 per share on January 25, 2021. Shares of DFH, Inc.’s Class A common stock began trading on the NASDAQ Global Select Market under the ticker symbol “DFH” on January 21, 2021. DFH, Inc. is the sole manager of the Parent and owns 100% of the voting membership interest in the Parent (Note 17).

The following is a description of the significant accounting policies and practices, which conform to accounting principles generally accepted in the United States of America (U.S. GAAP).

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Parent, its wholly owned subsidiaries and the Company’s investments that qualify for consolidation treatment (see Note 11). All intercompany accounts and transactions have been eliminated in consolidation. There are no other components of comprehensive income not already reflected in net and comprehensive income on our Consolidated Statements of Comprehensive Income.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the valuation and impairment of goodwill, impairment of inventories and business combination estimates. Actual results could differ materially from those estimates.

Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid instruments, with original maturities of three months or less. At various times throughout the year, the Company may have cash deposited with financial institutions that exceed the federally insured deposit amount. Management reviews the financial viability of these financial institutions on a periodic basis and does not anticipate nonperformance by the financial institutions. The Company had $9,676,416 and $18,617,105 of cash and cash equivalents in interest bearing money market accounts at December 31, 2020 and 2019, respectively.

Restricted Cash
Restricted cash represents funds held in accounts that are restricted for specific purposes. Restricted cash at December 31, 2020, includes $0 of funds restricted as an interest reserve relating to note payables, $39,837,702 of escrow monies held in the title company, and $9,877,851 of funds related to specific future projects. Restricted cash at December 31, 2019, includes $492,681 of funds restricted as an interest reserve relating to note payables, $15,363,543 of escrow monies held in the title company, and $8,864,946 of funds related to specific future projects.

Dream Finders Holdings LLC and Subsidiaries
Notes to Consolidated Financial Statements

Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. Subsequent to the issuance of ASU 2014-09, the FASB has issued several ASUs such as ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), among others. These ASUs do not change the core principle of the guidance stated in ASU 2014-09, instead these amendments are intended to clarify and improve operability of certain topics included within the revenue standard. These ASUs had the same effective date and transition requirements as ASU 2014-09. The Company has adopted the full retrospective method to all contracts as of the beginning of the earliest period presented. The adoption of the standard did not have a material effect on the Company’s consolidated financial statements.

The Company’s revenues consist primarily of home sales. The Company sells its products in the United States, which is also its principal market. Home sale transactions are made pursuant to contracts under which the Company typically has a single performance obligation to deliver a completed home to the homebuyer when closing conditions are met. The Company generally determines the selling price per home based on the expected cost plus margin. The Company has performed an assessment and its contracts do not contain significant financing terms. Performance obligations are satisfied at the point in time when control of the asset is transferred to the customer, which is generally when title to and possession of the home and the risks and rewards of ownership are transferred to the homebuyer on the closing date. Under home sale contracts, the Company typically receives an initial cash deposit from the homebuyer at the time the sales contract is executed and receives the remaining consideration to which the Company is entitled, through an escrow agent, at closing. In certain contracts, the customer controls the underlying land upon which the home is constructed. For these specific contracts, the performance obligation is satisfied over time, as the Company’s performance creates or enhances an asset that the customer controls. The Company recognizes revenue for these contracts based on the percentage of completion of the project.

Sales incentives in the form of price concessions on the selling price of a home are recorded as a reduction of revenues. The cost of sales incentives in the form of free or discounted products or services provided to homebuyers, including option upgrades, are reflected as construction and land costs because such incentives are identified in home sale contracts with homebuyers as an intrinsic part of the Company’s single performance obligation to deliver and transfer title to the home for the transaction price stated in the contracts.

Revenues include forfeited deposits, which occur when home sale or land sale contracts that include a nonrefundable deposit are cancelled.

A large portion of the Company’s contracts with customers and the related performance obligations have an original expected duration of one year or less.

Refer to Note 13 for a more detailed disaggregation of our revenues by reportable segments.

Dream Finders Holdings LLC and Subsidiaries
Notes to Consolidated Financial Statements

Other Income and Expense
Other income consists of interest income and management fees that the Company earns for managing certain joint ventures. In general, the Company earns four to six percent of the sales price of homes built on behalf of the joint ventures. Other expenses consist primarily of payments made to a land developer on homes closed in a single community in the Company’s Colorado segment, contingency fees related to the previous owner of H&H Homes and stock based compensation expense. This community in the Company’s Colorado segment was no longer active as of December 31, 2020.

Inventories
Inventories include the costs of direct land acquisition, land development, construction, capitalized interest, real estate taxes and direct overhead costs incurred related to land acquisition and development and home construction. Indirect overhead costs are charged to selling, general, and administrative expenses (SG&A) as incurred.

Land and development costs are typically allocated to individual residential lots on a pro rata basis based on the number of lots in the development, and the costs of residential lots are transferred to construction work in progress when home construction begins. Sold units are expensed on a specific identification basis as cost of contract revenues earned. Cost of contract revenues earned for homes closed includes the specific construction costs of each home and all applicable land acquisition, land development and related costs allocated to each residential lot.

Inventories are carried at the lower of accumulated cost or net realizable value. The Company reviews the performance and outlook of its inventories for indicators of potential impairment on a quarterly basis at the community level. In addition to considering market and economic conditions the Company assesses current sales absorption levels and recent sales’ profitability. The Company looks for instances where sales prices for a home in backlog or potential sales prices for a future sold home would be at a level that results in a negative gross margin. No impairments were recognized during the years ended December 31, 2020, 2019 or 2018.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred and betterments are capitalized. When items of property and equipment are sold or otherwise disposed, the asset and related accumulated depreciation accounts are eliminated and any gain or loss is included in operations.

Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Asset Class	Useful Lives
Furnitures and Fixtures	2-7
Office Equipment	4
Software	1-4
Vehicles	5

Long-Lived Assets
The Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate an impairment may exist. Recoverability is measured by the expected undiscounted future cash flows of the assets compared to the carrying amount of the assets. If the expected undiscounted future cash flows are less than the carrying amount of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, appraisals, and, if appropriate, current estimated net sales proceeds from pending offers. There were no triggering events or impairments recorded during the years ended December 31, 2020, 2019 or 2018.

Dream Finders Holdings LLC and Subsidiaries Notes to Consolidated Financial Statements

Goodwill
Goodwill represents the excess of purchase price over the fair value of the assets acquired and the liabilities assumed in a business combination. See Note 2 for details on recent acquisitions. The Company tests for impairment at least annually as of October 1, but the Company tests for impairment more frequently if a triggering event occurs. This test assesses qualitative factors to determine if it is more likely than not that the fair value of the reporting units is less than their carrying value. These qualitative factors include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall performance of the reporting unit and other entity and reporting unit specific events. If the qualitative assessment indicates a stable fair value, no further testing is required. However, if the qualitative assessment indicates that the fair value of a reporting unit has declined past its carrying value, the Company will then calculate the fair value of the reporting unit based on discounted future cash flows. An impairment loss is recorded if this assessment concludes that the fair value of the reporting unit is less than its current carrying value. The Company completed its most recent goodwill impairment test on October 1, 2020, and determined that the fair value of all the reporting units was not less than carrying value. No impairment was recognized during the years ended December 31, 2020 or 2019. In addition, the Company has not recognized any impairment relating to triggering events that would cause additional impairment testing over goodwill.

Leases
The Company determines if an arrangement is, or contains, a lease at inception. We recognize leases when the contract provides us the right to use an identified asset for a period of time in exchange for consideration. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the Consolidated Balance Sheets. Finance leases are included in finance lease ROU assets and finance lease liabilities in the Consolidated Balance Sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an explicit rate, management uses the Company’s incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. An explicit rate is used when readily determinable. The ROU assets also include any lease payments made, reduced by any lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company elected the practical expedient to combine lease and nonlease components when accounting for the ROU assets and liabilities for all asset classes. Variable lease costs are expensed as incurred. Leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets.

Lot Deposits
Lot deposits represent amounts paid by the Company to secure the ability to acquire land for development or home sites through a contract. The Company enters into contracts with different land sellers to ensure it has property on which to build future homes over a two to four year timeline. The contracts provide for a due diligence period during which the deposit is refundable, after which time the deposit may be partially or completely forfeited should the Company decide not to proceed. The Company reviews lot deposits for impairment on a quarterly basis and will record an impairment charge if it believes it will forfeit its deposit on an individual or portfolio of lots. There were no deposit forfeitures or impairments recorded as of December 31, 2020 and 2019, respectively, and the Company does not expect any over the next twelve months.

Warranty Reserve
The Company provides a limited warranty for its homes for a period of one year. The Company’s standard warranty requires the Company or its subcontractors to repair or replace defective construction during such warranty period at no cost to the homebuyer. At the time a home is sold, the Company records an estimate of warranty expense based on historical warranty costs. An analysis of the warranty reserve is performed periodically to ensure the reserve’s adequacy. The warranty reserve is classified on the Consolidated Balance Sheets as an accrued expense.

Dream Finders Holdings LLC and Subsidiaries Notes to Consolidated Financial Statements

Contingent Consideration
In connection with the Village Park Homes, LLC (“VPH”) acquisition in May 2019 (Note 2), the Company recorded contingent consideration based on estimated pre-tax income of the acquired entity for fiscal years 2019, 2020, 2021 and 2022. In connection with the H&H Constructors of Fayetteville (“H&H”) acquisition in October 2020 (Note 2), the Company recorded contingent consideration based on estimated pre-tax net income of the acquired entity for fiscal years 2020, 2021, 2022, 2023 and the first quarter of 2024. The measurement of contingent consideration was based on projected cash flows such as revenues, gross margin, overhead expenses and pre-tax income and discounted back using the discounted cash flow method. The Company recorded the fair value of the contingent consideration as a liability on the respective acquisition dates. The estimated earn-out payments are subsequently remeasured to fair value each at reporting date based on the estimated future earnings of the acquired entities. The contingent consideration for each acquisition is scheduled to be paid out each year subsequent to the anniversary of the respective acquisition closing date.

At December 31, 2020 and 2019, the Company remeasured contingent consideration related to the acquisition of VPH and adjusted the liability to $6,847,524 and $5,468,738, respectively, based on revised pre-tax income forecasts as of the balance sheet date. The Company recorded contingent consideration adjustments resulting in $1,378,686 of expense and $3,944,030 of income for the years ended December 31, 2020 and 2019, respectively. These adjustments are included in selling, general and administrative expenses on the Consolidated Statements of Comprehensive Income.

The Company measured contingent consideration related to the acquisition of H&H on October5, 2020, which approximated the value at December 31, 2020. At December 31, 2020, the Company recorded contingent consideration for H&H of $16,310,000. Total contingent consideration on the Consolidated Balance Sheets is $23,157,524. The Company’s contingent consideration related to acquisition earn-out payments is based on a percentage of pre-tax net and comprehensive income achieved by the acquired entity, and as such, is revised accordingly. The payment of the H&H earn-out is subject to contain minimal earnings thresholds which must be met by H&H before an earn-out payment occurs.

Maximum potential exposure for contingent consideration is not estimable based on the contractual terms of the contingent consideration agreements, which allow for a percentage payout based on a potentially unlimited range of pre-tax income. There were no payments of contingent consideration for the years ended December 31, 2020 and 2019.

Customer Deposits
Customer deposits are amounts collected from customers in conjunction with the execution of the home sale contract. Customer deposits are applied against the final settlement due at the home closing. In the event of contract default or termination, the customer deposit generally is forfeited and recognized as revenue.

Debt Issuance Costs and Debt Discounts
Debt issuance costs and debt discounts are amortized to interest expense using the effective interest method over the estimated economic life of the underlying debt instrument. Portions of this amortization are evaluated for capitalization as inventories and subsequently expensed through cost of sales at the home closing. Debt issuance costs are recorded as a direct reduction from the carrying amount of the related debt in the Consolidated Balance Sheets (Notes 4 and 5).

Variable Interest Entities
The Company participates in joint ventures that conduct land acquisition, land development and/or other homebuilding activities in various markets where the Company’s homebuilding operations are located.  The Company’s investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. Additionally, the Company, in the ordinary course of business, enters into contracts with third parties and unconsolidated entities for the ability to acquire rights to land for the construction of homes. Under these contracts, the Company typically makes a specified payment or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Consideration paid for these contracts is recorded as lot deposits on the Consolidated Balance Sheets.

Dream Finders Holdings LLC and Subsidiaries Notes to Consolidated Financial Statements

Pursuant to FASB Accounting Standards Codification (“ASC”) 810 and subtopics related to the consolidation of variable interest entities, the Company analyzes its joint ventures under the variable interest model to determine if such are required to be consolidated in the Company’s consolidated financial statements. The accounting standard requires a VIE to be consolidated by a company if that company is determined to be the primary beneficiary. The primary beneficiary is defined as the entity having both of the following characteristics: 1) the power to direct the activities that most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and rights to receive the returns from the VIE that would be potentially significant to the VIE. See Note 11 for a description of the Company’s joint ventures, including those that were determined to be VIEs, and the related accounting treatment. Management determines whether the Company is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion continually. To make this determination, management considers factors such as whether the Company should direct finance, determine or limit the scope of the entity, sell or transfer property, direct development or direct other operating decisions.

Joint ventures for which the Company is not identified as the primary beneficiary are accounted for as equity method investments. The Company and its unconsolidated joint venture partners make initial and/or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis, according to each party’s respective equity interests. The obligations to make capital contributions are governed by each such unconsolidated joint venture’s respective operating agreement and related governing documents. Partners in these unconsolidated joint ventures are unrelated homebuilders, land developers or other real estate entities.

For distributions received from these unconsolidated joint ventures, the Company has elected to use the cumulative earnings approach for the Consolidated Statements of Cash Flows. Under the cumulative earnings approach, distributions up to the amount of cumulative equity in earnings recognized are treated as returns on investment within operating cash flows and those in excess of that amount are treated as returns of investment within investing cash flows.

The Company typically has obtained options to acquire portions of the land held by the unconsolidated joint ventures in which the Company currently participates. When an unconsolidated joint venture sells land to the Company, the Company defers recognition of its share of such unconsolidated joint venture’s earnings (losses) until the Company recognizes revenues on the corresponding home sale. At that time, the Company accounts for the earnings (losses) as a reduction (increase) to the cost of purchasing the land from the unconsolidated joint venture.

The Company shares in the earnings (losses) of these unconsolidated joint ventures generally in accordance with its respective equity interests. In some instances, the Company recognizes earnings (losses) that differ from its equity interest in the unconsolidated joint venture. This typically arises from the Company’s deferral of the unconsolidated joint venture’s earnings (losses) from land sales to the Company.

Non-Controlling Interests
The equity interests in DFH Leyden LLC, DFH Amelia LLC, DFH Clover LLC, DFH Leyden II LLC, DFH MOF Eagle Landing LLC, DCE DFH JV LLC, DFH Capitol LLC, DFC Mandarin Estates LLC, DFC East Village LLC, DFC Wilford LLC, DFC Seminole Crossing LLC, DFC Amelia Phase III LLC, DFC Sterling Ranch LLC and DFC Grand Landings LLC have been reflected as non-controlling interests in the Consolidated Balance Sheets. Income attributable to these non-controlling interests are presented in the Consolidated Statements of Comprehensive Income as net income attributable to non-controlling interests.

Income Taxes
No provision for federal or state income taxes has been made since the Company elected to be treated as a partnership and, thus, income taxes resulting from the Company’s operations are the responsibility of its members. The Company made tax distributions of $14,886,698 ($150.27 per member unit), $5,531,610 ($56.50 per member unit) and $12,312,129 ($125.90 per member unit) in total, in cash for the years ended December 31, 2020, 2019 and 2018, respectively.

Dream Finders Holdings LLC and Subsidiaries Notes to Consolidated Financial Statements

Advertising
The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2020, 2019 and 2018 was $6,247,583, $5,291,652 and $4,538,773, respectively.

Equity-Based Compensation
Certain individuals on our executive-level management team are eligible for equity-based compensation, which is awarded according to the terms of individual contracts with those managers. The Company records compensation cost for units awarded to employees in return for employee service. The cost is measured at the grant-date fair value of the award and recognized as compensation expense over the employee service period, which is normally the vesting period. The Company does not estimate forfeitures. In the event of forfeitures, the compensation expense recognized would be adjusted.

Recent Accounting Pronouncements
The FASB issued certain new or modifications, or interpretations of, existing accounting guidance. The Company has considered the new un-adopted guidance and does not believe that any other new or modified guidance, other than those pronouncements shown below, will have a material impact on the Company’s reported consolidated financial position or operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard replaced most existing revenue recognition guidance in U.S. GAAP when it became effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 one year making it effective for annual reporting periods beginning after December 15, 2018. The Company adopted the guidance effective January 1, 2018 using a retrospective approach. The adoption did not have a material effect on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance requires application using a retrospective transition method. The Company adopted the new standard on January 1, 2019. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 was effective for the Company beginning on January 1, 2019. ASU 2016-18 must be applied using a retrospective transition method with early adoption permitted. As of January 1, 2019, the Company adopted ASU 2016-18, which among other things, requires restricted cash to be included within the Consolidated Statements of Cash Flows. This adoption is applied retrospectively, which resulted in a reclassification in operating activities within the Consolidated Statements of Cash Flows as of December 31, 2018.

In January 2017, the FASB issued ASU 2017-01, Business Combinations - Clarifying the Definition of a Business (Topic 805), which clarifies the definition of a business with the objective of addressing whether transactions involving in-substance nonfinancial assets, held directly or in a subsidiary, should be accounted for as acquisitions or disposals of nonfinancial assets or of businesses. ASU 2017-01 was adopted prospectively by the Company on January 1, 2018, and subsequent interim periods. The adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The standard’s objective is to simplify the subsequent measurement of goodwill by eliminating the second step from the goodwill impairment test. Under the amendments in the standard, an entity would perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge would then be recognized, not to exceed the amount of goodwill allocated to that reporting unit. The Company adopted the updated standard prospectively on January 1, 2020. The adoption did not have a material effect on the Company’s consolidated financial statements.

Dream Finders Holdings LLC and Subsidiaries Notes to Consolidated Financial Statements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820), which improves the disclosure requirements for fair value measurements. The Company adopted this new standard prospectively on January 1, 2020. The adoption did not have a material effect on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Report (Topic 848), which provides practical expedients and exceptions for applying GAAP when modifying contracts and hedging relationships that use LIBOR as a reference rate. In addition, these amendments are not applicable to contract modifications made and hedging relationship entered into or evaluated after December 31, 2022. We do not anticipate a material increase in interest rates from our creditors as a result of the shift away from LIBOR as a reference rate, and we are currently evaluating the impact of the shift and this guidance on our financial statements and disclosures.

2.	Business Acquisition

On May 31, 2019, the Company acquired 100% of the issued and outstanding membership interests in VPH, a South Carolina based homebuilder, for a purchase price of $23,912,768. To fund the acquisition, the Company paid $14,500,000 in cash and agreed to pay additional consideration if VPH met certain financial metrics. The previous owner of VPH repaid $2,284,998 for an outstanding receivable where the balance was owed by VPH’s previous owner. This receivable was legally acquired on the date of acquisition. This payment was completed in July 2019. As part of the purchase price, the Company recognized contingent consideration in the amount of $9,412,768. The aggregate purchase price exceeded the fair value of the net assets acquired. Accordingly, the Company recognized the excess purchase price over the fair value of the net assets acquired as goodwill of $12,208,783. The goodwill arising from the acquisition consists largely of synergies and economies of scale from VPH’s operating footprint, which includes owned properties, increased future revenue and earnings from organic growth, new business opportunities and strategic initiatives. Transaction costs were not material and were expensed as incurred.

The business combination was accounted for under the acquisition method, and the acquisition has been included in the Company’s consolidated results of operations since the date of acquisition. The fair value of assets acquired included cash of $1,493,604, other assets of $4,511,911, inventories of $39,442,397 and liabilities assumed of $33,743,837, including $26,479,308 of construction lines of credit.

On October 5, 2020, the Company acquired 100% of the issued and outstanding membership interests in H&H, an operative homebuilder, for a purchase price of $44,096,448, net of $1,710,275 in purchase price reduction related to customary closing adjustments. To fund the acquisition, the Company obtained a $20,000,000 bridge loan from Boston Omaha Corporation, LLC, with an interest rate of 14% per annum maturing on May 1, 2021, paid cash of $9,496,723 and agreed to pay contingent consideration in the amount of $16,310,000 if H&H met certain financial metrics.

Accordingly, the Company recognized the excess purchase price over the fair value of the net assets acquired as goodwill of $16,357,450. The goodwill arising from the acquisition consists largely of synergies and economies of scale from H&H’s operating footprint, which includes owned properties, increased future revenue and earnings from organic growth, new business opportunities and strategic initiatives. Transaction costs were not material and were expensed as incurred.

The business combination was accounted for under the acquisition method, and the acquisition has been included in the Company’s consolidated results of operations since the date of acquisition. The fair value of assets acquired includes cash of $10,956,359, other assets of $8,253,966, tradename of $2,660,000, inventories of $143,817,075 and liabilities assumed of $137,949,737, including $116,894,907 of construction lines of credit.

Dream Finders Holdings LLC and Subsidiaries Notes to Consolidated Financial Statements

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and have been presented as if the VPH and H&H acquisitions had occurred on January 1, 2018. This unaudited pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had occurred on that date, nor of the results that may be obtained in the future.

	For the Year Ended December 31,
Unaudited Pro Forma	2020	2019.	2018
Total revenue	$1,310,003,310	$1,027,137,997	$812,547,278
Net and comprehensive income attributable to Dream Finders Holdings LLC	$91,218,186	$49,895,916	$24,994,468

3.	Property and Equipment

Property and equipment consisted of the following as of December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020	2019
Furniture and fixtures	$13,705,844	$9,844,471
Vehicles	21,093	56,591
Office equipment and software	3,620,154	2,507,791
Total property and equipment	17,347,091	12,408,853
Less: Accumulated depreciation	(13,038,020)	(8,412,591)
Property and equipment, net	$4,309,071	$3,996,262

Depreciation expense was $3,851,876, $3,035,451 and $2,270,710 for the years ended December 31, 2020, 2019 and 2018, respectively.

4.	Construction Lines of Credit

As of December 31, 2020, the Company had 34 lines of credit with cumulative maximum availability of $762,979,000, and an aggregate outstanding balance of $289,878,716. As of December 31, 2019, the Company had 19 lines of credit with cumulative maximum availability of $457,800,000 and aggregate outstanding balances of $217,667,344.

The construction lines of credit are fully collateralized by finished lots and homes under construction and are personally guaranteed by the majority member of the Company. We pledge collateral valued at up to the gross lending limit for each line and can then borrow funds up to the net limit of each line, which is calculated as a percentage of the value of pledged collateral. The pool of assets pledged as collateral for each line rotates as finished homes are sold and we begin construction on new homes. The guarantee provides additional assurance to the Company’s lenders, as they have recourse to the personal assets of the majority member beyond the pledged collateral in the vertical facilities to be made whole in instances of default.

The vertical construction facilities are renewed annually upon the completion of due diligence procedures performed by the lenders. Rather than hard maturity dates, these lines of credit have customary wind-down features that allow the Company to naturally unwind the collateral over a predetermined period of time (generally 12 months), in potential occurrences of non-renewal.

Dream Finders Holdings LLC and Subsidiaries Notes to Consolidated Financial Statements

The Company’s construction lines of credit consist of the following:

		As of December 31,

Renewal Date	Payment Terms	2020	2020 Effective Rate	2019	2019 Effective Rate
November 30, 2019	Interest is payable monthly, at the greater of Prime rate or 4.25%	$545,350	4.25%	$5,035,871	5.58%
November 30, 2019	Interest is payable monthly at the greater of the Prime rate plus 1.00% or 5.50%	540,565	5.50%	1,279,973	5.50%
February 9, 2021	Interest is payable monthly at 3.40% plus 30-day LIBOR	390,000	4.06%	2,690,590	5.01%
March 31, 2021	Interest is payable monthly at 9.50%	269,030	10.33%	2,673,608	13.73%
April 30, 2021	Interest is payable monthly at the greater of the Prime rate plus .50% or 3.75%	11,923,342	6.53%	-	-
April 30, 2021	Interest is payable monthly at the Prime rate plus .50%	3,521,203	3.93%	-	-
May 10, 2021	Interest is payale monthly at the greater of Prime rate plus .50% or 4.25%	7,391,080	6.39%	-	-
June 12, 2021	Interest is payable monthly at 3.00% plus three-month LIBOR	14,457,573	3.96%	11,816,036	4.92%
June 30, 2021	Interest is payable monthly at the greater of 3.50% plus 30-day LIBOR or 4.5%	17,290,107	4.80%	19,765,772	6.06%
June 30, 2021	Interest is payable monthly at 3.75% plus 1-month LIBOR	13,318,374	4.37%	-	-
August 25, 2021	Interest is payable monthly at the Prime rate plus 0.75%	1,486,800	3.81%	2,710,314	4.72%
September 30, 2021	Interest is payable monthly at 3.00% plus three-month LIBOR.	62,127,292	3.91%	75,077,458	5.58%
October 1, 2021	Interest is payable monthly at the greater of 4.50% or 3.90% plus one-month LIBOR.	11,863,043	6.42%	-	-
October 2, 2021	Interest is payable at the greater of 4.00% or 3.75% plus one-month LIBOR	4,361,201	7.75%	-	-
October 2, 2021	Interest is payable monthly at the greater of the Prime rate plus 1.00% or 5.00%	14,525,422	5.00%	6,611,634	5.93%
October 5, 2021	Interest is payable monthly at 4.50% plus one-month LIBOR	11,227,212	5.03%	-	-
October 25, 2021	Interest is payable monthly at the Prime rate plus 0.50%	861,909	4.77%	1,137,662	5.86%
November 2, 2021	Interest is payable monthly at the greater of the Prime rate plus .75% or 4.50%	8,034,458	6.01%	-	-
December 15, 2021	Interest is payable monthly at the greater of the Prime rate plus .50% or 5.00%	2,205,715	4.24%	-	-
December 18, 2021	Interest is payable monthly at 3.00% plus 30-day LIBOR	8,468,565	4.17%	6,587,896	6.04%
December 18, 2021	Interest is payable monthly at 3.95% plus one-month LIBOR	9,558,836	6.00%	-	-
December 31, 2021	Interest is payable monthly at 9.00%	1,821,515	10.33%	3,454,858	13.73%
December 31, 2021	Interest is payable monthly at 9.50%	259,157	10.33%	689,295	13.73%
April 1, 2022	Interest is payable monthly at 9.5%.	2,925,686	10.33%	-	-
April 20, 2022	Interest is payable monthly at 9.50%	639,437	10.33%	-	-
April 30, 2022	Interest is payable monthly at 9.5%.	1,028,131	10.33%	-	-
October 5, 2022	Interest is payable monthly at the greater of the Prime rate plus .50% or 4.00%	5,828,931	4.00%	-	-
October 20, 2022	Interest is payable monthly at the greater of 4.00% or 2.75% plus three-month LIBOR	11,289,202	4.51%	13,475,208	5.62%
October 20, 2022	Interest is payable monthly at the greater of 4.50% or 3.90% plus three-month LIBOR	13,408,970	6.62%	-	-
June 19, 2023	Interest is payable monthly at the greater of 4.0% or 2.75% plus three-month LIBOR.	8,790,640	4.15%	16,097,623	5.20%
June 19, 2023	Interest is payable monthly at the greater of 4.00% or the Prime rate plus 0.5%.	23,737,991	4.92%	31,994,366	6.01%
November 6, 2023	Interest is payable monthly at the greater of the Prime rate plus .375% or 3.65%	4,043,089	4.64%	-	-
December 31, 2023	Interest is payable monthly at the greater of the Prime rate plus .50% or 4.00%	894,300	4.00%	-	-
Various	Interest is payable monthly at the greater of the Prime rate or 5.0%.	11,351,056	5.02%	13,624,409	5.76%
Lines of credit paid in full during 2020		-	-	3,531,646	6.21%-8.12%
Total lines of credit outstanding		$290,385,182		$218,254,219
Less: Debt issuance costs from lines of credit		(506,466)		(586,875)
Lines of credit, net of discount		$289,878,716		$217,667,344

Dream Finders Holdings LLC and Subsidiaries Notes to Consolidated Financial Statements

All lines of credit that were paid in full during 2020 and 2019, are no longer active and the Company does not intend to renew these facilities. The outstanding balance in the vertical lines of credit is payable upon the delivery of the collateralized individual homes to end-home buyers.

On an annual basis and in the normal course of business, the Company may negotiate the underlying vertical line facilities’ terms during the due diligence period. In addition, lenders may modify the financial or qualitative covenants within the loan agreements. As a result, it is not unusual for the terms on the Company’s vertical facilities to change year over year. These changes may include, but are not limited to, increases to unit-level maturity periods, higher spec inventory ratios, increased tangible net worth requirements, increases/decreases in renewal fees, and other changes. As of December 31, 2020 and 2019, there were no material changes to the terms of the Company’s vertical lines. The changes are considered to be within the Company’s normal operations to manage collateral efficiently and did not materially affect the Company’s result of operations.

Between December 31, 2019 and December 31, 2020, the Company had an increase in overall commitment availability of $305,179,000, primarily due to the H&H Homes acquisition.

The Company capitalized $2,249,683 and $2,264,286 as of December 31, 2020 and 2019, respectively, and amortized $2,090,711, $2,318,286 and $3,084,988 of debt issuance costs for the years ended December 31, 2020, 2019 and 2018, respectively. Debt issuance costs related to the Company’s lines of credit and notes payable, net of amortization, were $506,466 and $602,318 as of December 31, 2020 and 2019, respectively.

The Company’s vertical line facilities contain various restrictive covenants and financial covenants. In January 2021, the Company entered into an unsecured syndicated credit facility with Bank of America and subsequently paid off and terminated all the then-existing vertical lines of credit (Note 17). As such, the Company was not required to prepare covenant calculations for the various vertical lines of credit in the table above. The Company was in compliance with all debt covenants as of December 31, 2019. The Company expects to remain in compliance with all debt covenants over the next twelve months.

5.	Notes Payable

Notes payable consisted of the following as of December 31, 2020 and 2019:

			As of December 31,
Maturity Date	1	Payment Terms	2020	2020 Effective Rate	2019	2019 Effective Rate
May 1, 2021		Interest is payable monthly at 14.00%	$20,000,000	14.00%	$-	-
February 28, 2022	(1)	Non-interest bearing	832,000	0.00%	416,000	0.00%
April 1, 2022	(1)	Interest is payable monthly at 12.50%	1,735,161	12.50%	6,043,659	12.50%
April 1, 2022	(1)	Interest is payable monthly at 12.50%	-	12.50%	2,990,311	12.50%
July 31, 2022	(1)	Interest is payable monthly at 9.25%	3,984,174	9.25%	1,000	9.50%
March 25, 2023	(1)	Interest is payable monthly at 5.00%	3,101,947	5.00%	-	-
Notes paid in full during 2020			-	-	4,910,598	10.00%
Total notes payable			$29,653,282		$14,361,568
Less: Debt issuance costs from notes payable			-		(15,444)
Notes payable, net of discount			$29,653,282		$14,346,124

(1)	These notes payable relate to our consolidated joint ventures and are non-recourse to the Company.

Included within notes payable is a $20,000,000 bridge loan from Boston Omaha Corporation, LLC, which was utilized to fund a portion of the purchase price of the H&H Homes acquisition (Note 2). This note was paid off subsequent to the execution of the Bank of America unsecured syndicated facility in January 2021 (Note 17).

The principal balance on all notes payable is payable upon the sale of project specific collateral, and is collateralized by a real estate mortgage and a limited guarantee ensuring project completeness and the nonexistence of fraudulent acts.

Dream Finders Holdings LLC and Subsidiaries Notes to Consolidated Financial Statements

Contractual maturities of notes payable as of December 31, 2020, are as follows:

Maturity of Notes Payable
2021	$20,000,000
2022	6,551,335
2023	3,101,947
2024	-
2025	-
Thereafter	-
Total	$29,653,282

During the year ended December 31, 2020, there were no material changes in the contractual maturities of our notes payable.

6.	Inventories

Inventories consist of raw entitled land, finished lots, and construction in process (“CIP”), including capitalized interest. Raw land is purchased with the intent to develop such land into finished lots. Finished lots are held with the intent of building and selling a home. The asset is owned by the Company either as a result of developing purchased raw land or purchasing developed lots. CIP represents the homebuilding activity associated with both homes to be sold and speculative homes. CIP includes the cost of the developed lot as well as all of the direct costs incurred to build the home. The cost of the home is expensed on a specific identification basis.

As mentioned in Note 11, the Company consolidated several joint ventures that own land and finished lots. The Company owns a percentage of these joint ventures but does not own the underlying assets.  The table below shows the Company’s owned real estate inventory and real estate inventory owned by the joint ventures.

	As of December 31,
	2020	2019
Construction in process	$396,630,945	$273,389,050
Finished lots and land	46,839,616	52,597,242
Inventories owned by the Company	443,470,561	325,986,292

Inventories owned by consolidated joint ventures	40,900,552	38,080,738
Total inventories	$484,371,113	$364,067,030

Inventories owned by the Company
as a percentage of total inventories
Construction in process	82%	75%
Finished lots and land	10%	14%

Interest is capitalized and included within each inventory category above. Capitalized interest activity is summarized in the table below for the years ended December 31, 2020 and 2019.

Dream Finders Holdings LLC and Subsidiaries
Notes to Consolidated Financial Statements

	As of December 31,
	2020	2019
Capitalized interest at the beginning of the period	$25,335,924	$18,287,838
Interest incurred	28,670,194	28,324,581
Interest expensed	(870,868)	(221,449)
Interest charged to cost of contract revenues earned	(32,043,953)	(21,055,046)
Capitalized interest at the end of the period	$21,091,297	$25,335,924

7.	Warranty Reserves

The Company establishes warranty reserves to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to its homebuilding business. Estimates are determined based on management’s judgment considering factors such as historical spend and the most likely current cost of corrective action. The table below presents the activity related to warranty reserves, which are included in accrued expenses in the accompanying Consolidated Balance Sheets.

	As of December 31,
	2020	2019
Warranty reserves at the beginning of the year	$1,652,634	$886,794
Additions to reserves for new homes deliveries	3,686,123	2,533,557
Payments for warranty costs	1,808,296	1,767,717
Warranty reserves at the end of the period	$3,530,461	$1,652,634

8.	Commitments and Contingencies

The Company is currently involved in the appeals phase of civil litigation related to defective products provided by Weyerhaeuser NR Company (“Weyerhaeuser”) (NYSE: WY), one of the Company’s lumber suppliers. The Company’s Colorado division builds a number of floor plans that include basements using specialized fir lumber. On July 18, 2017, Weyerhaeuser issued a press release indicating a recall and potential solution for TJI Joists with Flak Jacket Protection manufactured after December 1, 2016. The press release indicated the TJI Joists used a Flak Jacket coating that included a formaldehyde-based resin that could be harmful to consumers and produced an odor in certain newly constructed homes. The Company had 38 homes impacted by the harmful and odorous Flak Jacket coating and incurred significant costs directly related to Weyerhaeuser’s defective TJI Joists. Accordingly, the Company sought remediation and damages from Weyerhaeuser. The press release by Weyerhaeuser had a pronounced impact on the Company’s sales and cancellation rates in Colorado. The Company filed suit on December 27, 2017—Dream Finders Homes LLC and DFH Mandarin, LLC v. Weyerhaeuser NR Company, No. 17CV34801 (District Court, City and County of Denver, State of Colorado)—and included claims against Weyerhaeuser for manufacturer’s liability based on negligence, negligent misrepresentation causing financial loss in a business transaction and fraudulent concealment. Weyerhaeuser asserted a counterclaim asserting an equitable claim for unjust enrichment. After completion of a jury trial on November 18, 2019, the District Court issued a verdict in favor of the Company’s claims, awarding DFH LLC $3,000,000 in damages and DFH Mandarin, LLC $11,650,000 in damages. On February 21, 2020, the District Court dismissed Weyerhaeuser’s counterclaim. Weyerhaeuser has appealed the District Court ruling—Dream Finders Homes LLC and DFH Mandarin, LLC v. Weyerhaeuser NR Company, No. 2020CA2 (Court of Appeals, State of Colorado)—and that appeal is currently pending. The Company has incurred all costs to date related to the Weyerhaeuser matter and has recognized no gain on the damages awarded to it by the District Court.

Dream Finders Holdings LLC and Subsidiaries Notes to Consolidated Financial Statements

In April 2020, the Company received proceeds from the Paycheck Protection Program (“PPP”) in the amount $7,220,207, which is classified in accrued expenses on the Consolidated Balance Sheets and accounted for as an in-substance grant. The Company utilized all of the PPP proceeds to pay payroll and permissible operating expenses, and believes the full amount of the proceeds will be forgiven. No income has been recognized for the years ended December 31, 2020, related to the PPP proceeds.

Leases
The Company has operating leases primarily associated with office space that is used by divisions outside of the Jacksonville area, four model home sale-leasebacks and a corporate office building sale-leaseback. This corporate office building lease has a remaining lease term of 13 years. The Company has an operating lease with a related party, the former owner of VPH. The lease has a remaining term of approximately 6 years. The Company also has finance leases for corporate office furniture and copiers.

Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Lease and nonlease components for new and reassessed leases are combined. There are no significant operating or finance leases that have not yet commenced as of December 31, 2020. Most leases include one or more options to renew, with renewal terms that can extend the lease term. The exercise of lease renewal options is at the Company’s sole discretion. The Company only includes these renewal options in its lease terms if they are reasonably certain to be exercised.

Finance lease assets are recorded net of accumulated amortization of $919,552 and $761,193 as of December 31, 2020 and 2019, respectively.

Model Home Sale-Leaseback
On September 28, 2018, the Company sold 23 completed Model Homes for $11,459,822. The Company simultaneously entered into 23 individual lease agreements. The Company is responsible for paying the operating expenses associated with the homes while under lease. The Company is also responsible for preparing and actively marketing the homes for sale. The buyer has an option to require the Company to repurchase the homes at 90% of the original purchase price at three months after the end of the lease term; however, the Company does not believe the buyer has a significant economic incentive to exercise the option. The Company recorded a gain related to this transaction in the amount of $1,270,028.

On May 30, 2019, the Company sold 11 completed Model Homes for $4,417,674. The Company simultaneously entered into 11 individual lease agreements. The Company is responsible for paying the operating expenses associated with the homes while under lease. The Company is also responsible for preparing and actively marketing the homes for sale. The Company recorded a gain related to this transaction in the amount of $321,128.

On December 27, 2019, the Company sold 20 completed Model Homes for $9,240,680. The Company simultaneously entered into 17 individual lease agreements. The Company is responsible for paying the operating expenses associated with the homes while under lease. The Company is also responsible for preparing and actively marketing the homes for sale. The Company recorded a gain related to this transaction in the amount of $1,928,671.

Corporate Office Building Sale-Leaseback
In 2018, the Company sold its corporate headquarters in Jacksonville, and simultaneously entered into a lease for the same location. The lease term was for 15 years with potential renewal options at the end of the initial term. The Company is responsible for paying the operating expenses associated with the corporate office. The Company recorded a gain related to this transaction in the amount of $3,277,810, which is recorded in gain on sale of assets within the Consolidated Statements of Comprehensive Income.

Dream Finders Holdings LLC and Subsidiaries Notes to Consolidated Financial Statements

		For the Years Ended December 31,
Lease Cost	Classification	2020	2019	2018
Operating lease cost(1)	Selling, general and administrative expenses	$5,931,776	$3,690,165	$2,193,921
Finance lease cost:
Amortization of right of use assets	Selling, general and administrative expenses	158,359	366,241	394,952
Interest on lease liabilities	Interest expense	29,356	78,240	84,228
Total finance lease cost		$187,715	$444,481	$479,180
Net lease cost		$6,119,491	$4,134,646	$2,673,101

(1)	Includes short-term leases and variable lease costs which are immaterial.

The following table shows the maturities of our lease liabilities as of December 31, 2020:

Maturity of Lease Liabilities	Operating Leases(1)	Finance Leases(1)	Total(1)
2021	$3,625,592	$172,776	$3,798,367
2022	2,270,292	153,029	2,423,321
2023	1,327,421	48,965	1,376,386
2024	1,304,829	-	1,304,829
2025	1,336,509	-	1,336,509
After 2026	10,017,784	-	10,017,784
Total lease payments	$19,882,427	$374,769	$20,257,196
Less: Interest	5,471,867	29,707
Present value of lease liabilities	$14,410,560	$345,062

(1)	We use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

During the year ended December 31, 2020, there have been no material changes in our lease liabilities for the next five years.

	As of December 31,
	2020	2019
Weighted average remaining lease term
Operating leases	10 years	11 years
Financing leases	2 years	3 years

Weighted average discount rate
Operating leases	6.5%	7.1%
Financing leases	6.8%	6.8%

9.	Members’ Equity

Redeemable Common Units and Redeemable Preferred Units

All of the Company’s preferred units are classified in mezzanine equity as they can be redeemed in a deemed liquidation of the Company outside of the Company’s control. Additionally, the Company has certain non-voting common units that can be redeemed outside the Company’s control, and therefore, are classified in mezzanine equity (the “Redeemable Non-Voting Common Units”). As of December 31, 2020 and 2019, none of the events have occurred that could result in the securities being redeemed by the unit holders.

Dream Finders Holdings LLC and Subsidiaries Notes to Consolidated Financial Statements

Redeemable Series A Preferred Units

As of December 31, 2020, 2019 and 2018, the Company had 15,400, 15,400 and 15,400, respectively, Redeemable Series A Preferred Units (“Series A Preferred Units”) issued and outstanding with a carrying value of $23,774,912, $14,111,565 and $10,870,247, respectively. In the event of a liquidation, dissolution or winding up of the Company, the Series A Preferred Units have a liquidation preference of $335.57 per unit and are senior to the common units and Series B Preferred Units. The Series A Preferred Units have a 4% annual cumulative preferred distribution on the liquidation preference that is payable if and when distributions are declared. The Series A Preferred Units participate in discretionary distributions with common units, and each unit has the right to one vote on any matter presented for a vote of the members. As of December 31, 2020, 2019 and 2018, the Company did not have any cumulative preferred distributions in arrears for the Series A Preferred Units.

The Series A Preferred Units can be redeemed at the option of the holders on or after December 31, 2021 or upon a sale of the Company at a price per unit that provides an 8% annual rate of return on the liquidation preference. The Company allocates earnings pari passu each period to the Series A Preferred Units. As mentioned in Note 17, in the Corporate Reorganization in connection with the IPO, all Series A Preferred Units were converted into shares of Class A common stock of DFH, Inc.

Redeemable Series B Preferred Units

As of December 31, 2020, 2019 and 2018, the Company had 7,143, 7,143 and 7,143, respectively, Redeemable Series B Preferred Units (“Series B Preferred Units”) issued and outstanding with a carrying value of $6,333,036, $5,627,099 and $5,005,293, respectively. In the event of a liquidation, dissolution or winding up of the Company, the Series B Preferred Units have a liquidation preference of $1,000 per unit and are senior to common units. The Series B Preferred Units have an 8% annual cumulative preferred distribution on the liquidation preference that is payable if and when distributions are declared. The Series B Preferred units do not participate in discretionary distributions, and each unit has the right to one vote on any matter presented for a vote of the members. As of December 31, 2020, 2019 and 2018, these units have an aggregate unpaid amount of cumulative preferred distributions of $2,102,692, $1,396,755 and $746,414 respectively, which is $294.37, $195.54 and $104.50, respectively, per unit.

The Series B Preferred Units can be redeemed at the Company’s option for $1,000 per unit plus any accrued and unpaid preferred distributions per unit at any time prior to December 31, 2022. The units may also be redeemed at the option of the holder upon a sale of the Company for $1,000 per unit plus any accrued and unpaid preferred distributions. As the units are not currently probable of becoming redeemable outside the Company’s control, no accretion has been recorded.

As mentioned in Note 17, the Series B Preferred Units remained outstanding after the Corporate Reorganization in connection with the IPO.

Redeemable Convertible Series C Preferred Units

As of December 31, 2020, 2019 and 2018, the Company had 26,000, 27,000 and 27,000 Redeemable Convertible Series C Preferred Units (“Series C Preferred Units”) issued and outstanding, respectively. As of December 31, 2020, the Series C Preferred Units had a carrying value of $25,530,505 which included the impact of an origination fee of $270,000 that was paid to the holders upon issuance and $199,495 of other costs directly attributable to the issuance. As of December 31, 2019 and 2018, the Series C Preferred Units had a carrying value of $26,530,505, of which the corresponding member receivable is presented as contra-mezzanine equity in the Consolidated Statements of Members’ Equity and Mezzanine Equity, includes the impact of an origination fee of $270,000 that was paid to the holders upon issuance and $199,495 of other costs directly attributable to the issuance. As of December 31, 2020, 2019 and 2018, the Company had cumulative preferred distributions in arrears of $718,907, $748,603 and $0, respectively, for the Series C Preferred Units.

Dream Finders Holdings LLC and Subsidiaries Notes to Consolidated Financial Statements

In April 2020, the Company redeemed 1,000 Series C Preferred Units for $1,000,000 plus accrued unpaid preferred distributions of $62,500. On January 27, 2021, the Company redeemed all of the outstanding Series C Preferred Units for $2.6 million plus accrued unpaid preferred distributions of $0.2 million.

Redeemable Convertible Series D Preferred Units

Series D-1 Units

In May 2019, the Company issued three Redeemable Convertible Series D-1 Preferred Units (“Series D-1 Preferred Units”) for $3,000,000. As of December 31, 2020, 2019 and 2018, the Company had zero, three and zero Series D-1 Preferred Units issued and outstanding. The carrying amounts as of December 31, 2020, 2019 and 2018 were $0, $3,000,000 and $0, respectively. In the event of a liquidation, dissolution or winding up of the Company, the Series D-1 Preferred Units have a liquidation preference of $1,000,000 per unit, are senior to Series A Preferred Unit holders, Series B Preferred Unit holders and common unitholders and are pari passu with Series D-2. The Series D-1 Preferred Units had a 14% per annum quarterly preferred distribution, which would have increased to 17.5% after May 30, 2020. The Series D-1 Preferred Units do not have any voting rights and do not participate in discretionary dividends.

The holders of the Series D-1 Preferred Units had the option to convert to a number of nonvoting common units at a predetermined metric until May 30, 2020. Between May 30, 2020 and May 29, 2021, the Series D-1 Preferred Units would have been redeemable at the Company’s option at $1,000,000 per unit plus accrued and unpaid preferred distributions. The Series D-1 Preferred Units would have been required to be redeemed in the event of a sale of the Company at $1,000,000 per unit plus accrued and unpaid preferred distributions. The Company was required to obtain the consent of the Series C Preferred Unit holders before redeeming any Series D-1 Preferred Units prior to the redemption of any Series C Preferred Units.

As of December 31, 2020, 2019 and 2018, the Company had cumulative preferred distributions in arrears of $0, $100,808 and $0, respectively, for the Series D-1 Preferred Units.

As of December 31, 2019 and 2018, the units were not probable of becoming redeemable outside the Company’s control, and no accretion was recorded.

In July 2020, the Company redeemed three series D-1 Preferred Units in the amount of $3,000,000, plus accrued unpaid preferred distributions of $38,730.

Series D-2 Units

In May 2019, the Company issued nine Redeemable Convertible Series D-2 Preferred Units (“Series D-2 Preferred Units”) for $9,000,000. As of December 31, 2020, 2019 and 2018, the Company had zero, nine and zero Series D-2 Preferred Units issued and outstanding. The carrying amounts as of December 31, 2020, 2019 and 2018 were $0, $9,000,000 and $0, respectively. In the event of a liquidation, dissolution or winding up of the Company, the Series D-2 Preferred Units have a liquidation preference of $1,000,000 per unit, are senior to Series A Preferred Unit holders, Series B Preferred Unit holders and common units and are pari passu with Series D-1. The Series D-2 Preferred Units had a 14% per annum quarterly preferred dividend, which increased to 17.5% after May 30, 2020. The Series D-2 Preferred Units do not have any voting rights and do not participate in discretionary distributions.

The holders of the Series D-2 Preferred Units had the option to convert to a number of nonvoting common units equal to a formulaic amount after May 30, 2021. The Series D-2 Preferred Units are redeemable at the Company’s option until May 29, 2021 at $1,000,000 per unit plus accrued and unpaid preferred distributions. The Company may not redeem any Series D-2 Preferred Units without prior consent of the Series C Preferred Unit holders unless certain conditions have been met. Upon a sale of the Company, the Series D-2 Preferred Units must be redeemed at $1,000,000 per unit plus accrued and unpaid preferred distributions.

Dream Finders Holdings LLC and Subsidiaries Notes to Consolidated Financial Statements

As of December 31, 2020, 2019 and 2018, the Company had cumulative preferred distributions in arrears of $0, $302,425 and $0, respectively, for the Series D-2 Preferred Units.

In January 2020, the Company redeemed six Series D-2 Preferred Units for $6,000,000.

In July 2020, the Company redeemed three series D-2 Preferred Units in the amount of $3,000,000, plus accrued unpaid preferred distributions of $20,082.

Redeemable Non-Voting Common Units

As of December 31, 2020, 2019 and 2018, the Company had 7,010, 5,774 and 5,774 Redeemable Non-Voting Common Units issued and outstanding, respectively. The carrying amounts as of December 31, 2020, 2019 and 2018 were $20,592,999, $16,248,246 and $13,534,739, respectively. In the event of a liquidation, dissolution or winding up of the Company, the Redeemable Non-Voting Common Units are pari passu with all other common units. The Redeemable Non-Voting Common Units participate in discretionary dividends and do not have any voting rights.

These units contain a feature that provides each unit holder 0.428 additional units per unit owned if the Company does not achieve $60,000,000 of net income for the years ended December 31, 2018 and 2019 (the “Valuation Feature”). The fixed ratio per unit included in the Valuation Feature was subsequently renegotiated with the investor in January of 2020. Each unit holder now receives 0.214 additional units per unit owned. None of the other provisions in the Valuation Feature changed. The Redeemable Non-Voting Common Units are redeemable at the holder’s option after January 1, 2023, for $3,200 per unit if an initial public offering has not been declared effective by the United States Securities and Exchange Commission before such date.

In January 2020, the Company issued an additional 1,236 Redeemable Non-Voting Common Units pursuant to the Valuation Feature described above. The Company allocates earnings pari passu every period to the redeemable non-voting common units. As mentioned in Note 17, in the Corporate Reorganization in connection with the IPO, all Redeemable Non-Voting Common Units were converted into shares of Class A common stock of DFH, Inc.

10.	Equity-Based Compensation

In 2020 and 2019, the Company did not issue any units as compensation to employees. In 2018, the Company issued 25 non-voting common units as compensation to employees. The non-voting common units issued vest ratably over a five-year period. Compensation expense is based on the grant-date fair value of the units granted, and is recognized on a straight-line basis over the requisite service period for the entire award. The Company calculates the fair value of its grants using the valuation from the latest equity transaction between the Company and a third party, and in all cases, these transactions occurred within twelve months of the grant date of the non-voting common units. Expense related to equity-based compensation was $946,609, $895,000 and $895,610 for the years ended December 31, 2020, 2019 and 2018.  As of December 31, 2020, the total unrecognized compensation expense was $1,240,309, which will be recognized at the earlier of a liquidation event or a weighted-average period of 2.7 years. As of December 31, 2019, the total unrecognized compensation expense was $2,186,917, which will be recognized at the earlier of a liquidation event or a weighted-average period of 2.2 years.

Dream Finders Holdings LLC and Subsidiaries Notes to Consolidated Financial Statements

The Company’s non-vested non-voting common units as of December 31, 2020, 2019 and 2018, and changes during the years then ended are presented below:

	Units	Weighted Average Grant Date Fair Value
Units - December 31, 2018	3,532	$4,741,657
Granted	-	-
Forfeited	-	-
Vested	-	-
Units - December 31, 2019	3,532	$4,741,657
Granted	-	-
Forfeited	-	-
Vested	-	-
Units - December 31, 2020	3,532	$4,741,657

11.	Variable Interest Entities and Investments in Other Entities

The Company holds investments in certain limited partnerships and similar entities that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. The Company also has an interest in one unconsolidated variable interest entities (“VIE”), Jet Home Loans LLC, where the primary activities include underwriting, originating and selling home mortgages. The Company’s VIEs are funded by initial capital contributions from the Company, as well as its other partners and generally do not have significant debt. The primary risk of loss associated with the Company’s involvement in these VIEs is limited to the Company’s initial capital contributions due to bankruptcy or insolvency of the VIE; however, management has deemed the likelihood of this as remote. The maximum exposure to loss related to the VIEs is disclosed below for both consolidated and unconsolidated VIEs, which equals the Company’s capital investment in each entity.

In some cases, an unrelated third party is the general partner or managing member and in others, the general partner or managing member is a related party. Management analyzed the Company’s investments first under the variable interest model to determine if they are VIEs and, if so, whether the Company is the primary beneficiary. Management consolidates the entity if the Company is the primary beneficiary or if a standalone primary beneficiary does not exist and the Company and its related parties collectively meet the definition of a primary beneficiary. If the joint venture does not qualify as a VIE under the variable interest model, management then evaluates the entity under the voting interest model to assess if consolidation is appropriate.

The assets of a VIE can only be used to satisfy the obligations of that specific VIE, even for assets that are included within the Consolidated Balance Sheets. The Company and its partners do not have an obligation to make capital contributions to the VIEs and there are no liquidity arrangements or other agreements that could require the Company to provide financial support to the VIEs. Furthermore, the creditors of the VIEs have no recourse to the Company’s general credit.

Consolidated VIEs

For VIEs that the Company does consolidate, management has the power to direct the activities that most significantly impact the VIE’s economic performance. The Company typically serves as the party with homebuilding expertise in the VIE. The Company does not guarantee the debts of the VIEs, and creditors of the VIEs have no recourse against the Company. There were no new consolidated VIEs during the years ended December 31, 2020, 2019 or 2018.

Dream Finders Holdings LLC and Subsidiaries Notes to Consolidated Financial Statements

The table below displays the carrying amounts of the assets and liabilities related to the consolidated VIEs:

	As of December 31,
Consolidated	2020	2019
Assets	$50,982,111	$51,594,870
Liabilities	$20,114,132	$19,470,857

Unconsolidated VIEs and Other Equity Method Investments

For VIEs that the Company does not consolidate, the power to direct the activities that most significantly impact the VIE’s economic performance is held by a third party. These entities are accounted for as equity method investments. There were no entities that were deconsolidated during the years ended December 31, 2020, 2019 or 2018. The Company’s maximum exposure to loss is limited to its investment in the entities because the Company is not obligated to provide any additional capital to or guarantee any of the unconsolidated VIEs’ debt.

The table below shows the Company’s investment in the unconsolidated VIEs:

	As of December 31,
Unconsolidated	2020	2019
Unconsolidated homebuilding VIE’s(1)	-	2,302,739
Jet Home Loans	3,872,089	1,192,195
Total investment in unconsolidated VIE’s	$3,872,089	$3,494,934

Other equity method investments	$673,260	$4,859,278
Total equity method investments	$4,545,349	$8,354,212

(1)  The Company converted several of its equity method joint ventures to traditional land bank structures during the year ended December 31, 2020. Investment capital of $1,171,112 was reallocated from an equity method investment to a lot deposit. Accordingly, a cash inflow from investing activities of $1,171,112 is included within the return of investments from equity method investments line item within the Consolidated Statements of Cash Flows. This is offset by a cash outflow from operating activities of $1,171,112 included within the lot deposits line item in the Consolidated Statements of Cash Flows.

Lot Option Contracts

The Company generally does not engage in the land development business. Instead, we employ an asset-light land financing strategy, providing us optionality to purchase lots on a ‘‘just-in-time’’ for construction and affording us flexibility to acquire lots at a rate that matches the expected sales pace in a given community at predetermined market prices from various land bank entities. We typically execute this strategy through the purchase of finished lot option and land bank option contracts, which require deposits in the form of cash or letters of credit.

We operate an asset-light and capital efficient lot acquisition strategy that is intended to avoid the financial commitments and risks associated with direct land ownership and land development by allowing us to control a significant number of lots for a relatively low capital cost. We primarily employ two variations of our asset-light land financing strategy, finished lot option contracts and land bank option contracts, pursuant to which we secure the right to purchase finished lots at market prices from various land sellers and land bank partners, by paying deposits based on the aggregate purchase price of the finished lots (typically 10% or less in the case of finished lot option contracts and 15% or less in the case of land bank option contracts). These option contracts generally allow us, at our option, to forfeit our right to purchase the lots controlled for any reason, and our sole legal obligation and economic loss as a result of such forfeitures is limited to the amount of the deposits paid pursuant to such option contracts and, in the case of land bank option contracts, any related fees paid to the land bank partner.

Dream Finders Holdings LLC and Subsidiaries Notes to Consolidated Financial Statements

None of the creditors of any of the land bank entities with which we enter into lot option contracts have recourse to our general credit. We generally do not have any specific performance obligations to purchase a certain number or any of the lots or guarantee any of the land bankers’ financial or other liabilities. We are not involved in the design or creation of the land bank entities from which we purchase lots under lot option contracts. The land bankers’ equity holders have the power to direct 100% of the operating activities of the land bank entity. We have no voting rights in any of the land bank entities. The sole purpose of the land bank entity’s activities is to generate positive cash flow returns for such entity’s equity holders. Further, we do not share in any of the profit or loss generated by the project’s development. The profits and losses are passed directly to the land banker’s equity holders.

The deposit placed by us pursuant to the lot option contracts is deemed to be a variable interest in the respective land bank entities. Certain of those land bank entities are deemed to be variable interest entities (“VIE”). Therefore, the land bank entities with which we enter into lot option contracts are evaluated for possible consolidation by the Company. A reporting entity must consolidate a VIE when that reporting entity has a controlling financial interest in the VIE. A reporting entity is deemed to have a controlling financial interest if it has i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE.

We believe the activities that most significantly impact a land bank entity’s economic performance are the operating activities of the land bank entity. In the case of development projects, unless and until a land bank entity delivers finished lots for sale, the land bank entity’s equity investors bear the risk of land ownership and do not earn any revenues. The operating development activities are managed by the land bank entity’s equity investors.

We possess no more than limited protective legal rights through the lot option contracts in the specific finished lots that we are purchasing, and we possess no participative rights in the land bank entities. Accordingly, we do not have the power to direct the activities of a land bank entity that most significantly impact its economic performance. For the aforementioned reasons, the Company concluded that it is not the primary beneficiary of the land bank entities with which it enters into lot option contracts, and therefore the Company does not consolidate any of these VIEs. The Company’s total risk of loss related to lot option contracts was $66,272,347 and $24,447,707 as of December 31, 2020 and 2019, respectively.

12.	Asset Purchase of Joint Venture Interests

In December 2018, the Company purchased the membership interests of its joint venture partner in PSJ JV Owner LLC, HM7 JV Owner LLC and ANT JV Owner LLC. After the transaction, the Company owned 100% of these companies, and received all income, expenses and margin. Since all of the identified assets in these companies were their land assets and no systems, people or processes were acquired, the transactions were accounted for as an asset purchase. The combined purchase price of these entities was $27,532,174, net of the Company’s outstanding equity investment in joint ventures. The Company has a payable to the former owner of $27,532,174 in accrued expenses within the Consolidated Balance Sheets as of December 31, 2018, which was paid in January 2019.

13.	Segment Reporting

The Company operates in the homebuilding business and is organized and reported by division. There are twelve operating segments and six reportable segments: Jacksonville, Orlando, Denver, Washington DC (“Capital”), and the Carolinas (H&H Homes), the Company’s homebuilding operations; and Jet Home Loans LLC (“Jet”), the Company’s mortgage operations. The revenues of each remaining operating segment are not material and will be combined into an “Other” category for the purposes of segment reporting. The corporate component of the Company’s operations, which is not considered an operating segment, is also combined into the “Other” category.

Dream Finders Holdings LLC and Subsidiaries Notes to Consolidated Financial Statements

In accordance with ASC Topic 280, Segment Reporting, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-makers (“CODMs”) in deciding how to allocate resources and in assessing performance. The Company’s CODM primarily evaluates performance based on the number of homes closed, average sales price, and financial results. Segment profitability is measured by net and comprehensive income.

The Company’s homebuilding operations employ an asset-light business model with a focus on the design, construction and sale of single-family entry-level and first-time move-up homes.

On October 1, 2020, an unrelated party, FBC Mortgage, Inc., an Orlando-based mortgage lender, purchased Prime’s membership interest in Jet for book value. The Company’s mortgage operations are conducted through Jet, which is a licensed home mortgage broker that underwrites, originates and sells mortgages to FBC Mortgage LLC. The Company owns 49% of Jet, and FBC Mortgage, LLC owns the remaining 51%. Jet is accounted for as an equity method investment.

Financial information relating to the Company’s reportable segments is as follows. Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

The following tables summarize home sale revenues and net and comprehensive income by segment for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
Revenues:	2020	2019	2018
Jacksonville	$430,810,954	$333,687,948	$283,840,808
Colorado	122,274,508	115,835,632	68,606,541
Orlando	124,768,549	109,710,225	84,554,186
Capital	126,240,188	39,043,345	9,161,792
Jet Home Loans	28,628,954	18,932,000	14,017,000
The Carolinas (H&H)	89,324,360	-	-
Other	240,388,046	146,015,173	76,095,146
Total segment revenues	$1,162,435,559	$763,224,323	$536,275,473

Reconciling items from equity method investments	(28,628,952)	(18,932,000)	(14,017,000)

Consolidated revenues	$1,133,806,607	$744,292,323	$522,258,473

Dream Finders Holdings LLC and Subsidiaries
Notes to Consolidated Financial Statements

	For the Years Ended December 31,
Net and comprehensive income:	2020	2019	2018
Jacksonville	$41,380,258	$26,358,703	$20,514,824
Colorado	14,051,978	10,424,803	1,253,291
Orlando	10,679,556	3,732,935	3,368,996
Capital	5,142,556	(2,709,651)	(2,154,540)
Jet Home Loans	15,921,440	4,506,242	2,572,478
South Carolina (H&H)	6,033,844	-	-
Other	(766,529)	4,882,812	(970,740)
Total segment net and comprehensive income	$92,443,103	$47,195,844	$24,584,309

Reconciling items from equity method investments	(7,929,676)	(2,298,060)	(1,322,940)

Consolidated net and comprehensive income	$84,513,427	$44,897,784	$23,261,369

Net and comprehensive losses related to the Company’s Other segments in 2020 are primarily attributable to unallocated corporate expenses, of which $8.0 million is related to corporate selling, general and administrative expenses and expenses associated with DFH, Inc.’s  initial public offering.

The following table summarizes Company assets by segment as of December 31, 2020 and 2019:

	As of December 31,
Assets:	2020	2019
Jacksonville	$162,668,740	$161,733,371
Colorado	51,605,969	44,293,500
Orlando	77,299,028	44,192,387
Capital	41,327,694	55,695,204
Jet Home Loans	38,696,793	48,754,245
The Carolinas (H&H)	161,242,384	-
Other (1)	235,664,336	207,812,743
Total segment assets	$768,504,944	$562,481,450

Reconciling items from equity method investments	(34,824,703)	(47,562,000)

Consolidated assets	$733,680,241	$514,919,450

(1)
Other includes the Company’s title operations, homebuilding operations in non-reportable segments, operations of the corporate component, and corporate assets such as cash and cash equivalents, cash held in trust, prepaid insurance, operating and financing leases, lot deposits, goodwill, as well as property and equipment.

Dream Finders Holdings LLC and Subsidiaries Notes to Consolidated Financial Statements

14.	Fair Value Disclosures

ASC 820, Fair Value Measurement, defines fair value as the price that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date and requires assets and liabilities carried at fair value.

GAAP assigns a fair value hierarchy to the inputs used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs.

Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets and inventory. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and construction lines of credit, approximate their carrying amounts due to the short-term nature of these instruments.

15.	Related Party Transactions

During the years ended December 31, 2020, 2019 and 2018, the Company entered into or participated in related party transactions. The majority of these transactions were entered into to control finished lots for homebuilding. In addition, the Company has built and sold homes for employees and members of their immediate families.

Consolidated Joint Ventures

The Company has entered into joint venture arrangements to acquire land, finished lots and build homes. Certain members of the Company, directors and members of management, have invested in these joint ventures and some are limited partners in these joint ventures. DFH Investors LLC (which owned 15,400 Series A Preferred Units, representing 11.65% of the membership interest in the Company, prior to the Corporate Reorganization) is the managing member of certain of these joint ventures. The joint ventures are consolidated for accounting purposes. Details of each are included in Note 1.

DF Residential I, LP

DF Residential I, LP (Fund I) is a real estate investment vehicle, organized for the purpose of acquiring and developing finished lots. Dream Finders Homes, LLC, has entered into six joint ventures and ten land bank projects with Fund I since its formation in January 2017. DF Capital Management, LLC (“DF Capital”) is the investment manager in Fund I. The Company owns a 49% membership interest in DF Capital. DF Capital is controlled by unaffiliated parties. Certain directors and executive officers have made investments in Fund I as limited partners. In addition, certain members of management have made investments in Fund I. The total committed capital in Fund I was $36,706,163 and $36,706,163 as of December 31, 2020 and 2019, respectively. Collectively, the Company’s directors, executive officers and members of management have invested $8,725,000 or 23.77% and $8,725,000 or 23.77% of the total committed capital of Fund I as of December 31, 2020 and 2019, respectively.

The general partner of Fund I is DF Management GP, LLC (“DF Management”). Dream Finders Homes LLC is one of four members of DF Management with a 26.13% membership interest. Certain members of DFH Investors LLC, including one of the Company’s directors, have a 65.33% membership interest. Collectively, Dream Finders Homes LLC and DFH Investors LLC have invested $1,400,000 in Fund I as of December 31, 2020 and 2019. This investment represents 3.81% of the total committed Capital in Fund I of $36,706,163.

Land Bank Transactions with DF Capital

After Fund I was fully committed, DF Capital provided land bank financing in a total of seven further projects and subsequently raised additional commitments from limited partners in Fund I as well as other parties. One of the Company’s officers, invested $180,000 in one of these funds managed by DF Capital as a limited partner in 2019. As of December 31, 2020, funds managed by DF Capital (other than Fund I) controlled an additional 595 lots as a result of these transactions outside of Fund I. During the years ended December 31, 2020 and 2019, the Company purchased 140 and 0 of these lots and the outstanding lot deposit balance in relation to these projects was $6,200,000 and $1,073,567, respectively. In addition, the Company paid lot option fees related to these transactions of $974,250, $106,394 and $0 for the years ended December 31, 2020, 2019 and 2018, respectively.

Dream Finders Holdings LLC and Subsidiaries Notes to Consolidated Financial Statements

Medley Capital

The holders of the Series B Preferred Units had an outstanding collateralized loan with the Company for the purposes of land acquisition and development. The loan carried monthly interest at an annual rate of 10%. The outstanding loan balance was $0 and $4,910,598 as of December 31, 2020 and 2019, respectively. On March 4, 2020, the outstanding loan balance plus accrued interest was paid in full for a total of $4,676,251. In connection with the loan payoff, the holders released back to the Company reserve funds in the amount of $492,472.

Varde Capital

Certain DF Capital joint ventures in which the Company is a member have entered into lending arrangements with the holders of the Series C Preferred Units. The Varde Private Debt Opportunities Fund (On Shore), L.P. (Varde Capital) has a loan with a principal amount of $18,000,000, whose borrowers are DFC East Village, LLC, DFC Seminole Crossing, LLC and DFC Sterling Ranch, LLC. These joint ventures are between Fund I and the Company. As of December 31, 2020 and 2019, the outstanding loan balance was $1,700,000 and $9,000,000, respectively.

In addition, Dream Finders Holdings LLC and DF Capital are, individually and collectively, the “Guarantor” in favor of the Värde Private Debt Opportunities Fund (On Shore), L.P. in connection with this loan agreement. The Dream Finders Holdings LLC guarantee provides additional assurance to Varde Capital, as they have recourse to the assets of the Company beyond the pledged collateral in the joint ventures to be made whole in instances of default. The Company believes an event of default is unlikely.

Jet Home Loans

Jet performs mortgage origination activities for the Company. Jet underwrites and originates home mortgages for Company customers and non-Company customers. The Company owns 49% of Jet, but is not the primary beneficiary. Jet is accounted for under the equity method and is a related party of the Company.

Sales to Employees and Related Parties

From time to time, the Company builds homes for employees and related parties. For the years ended December 31, 2020, 2019 and 2018, the Company delivered 9, 9, and 8 homes, respectively, to employees and related parties generating gross revenues of $6,400,000, $3,900,000, and $6,600,000, respectively.

Guarantees

Dream Finders Homes LLC is a Guarantor in favor of Flagstar Bank (Lender), in connection with a loan of $5,670,000 and $0 to DFC Seminole Crossing, LLC (Borrower) as of December 31, 2020 and 2019, respectively. The latter is a joint venture between the Company and DF Capital. The guaranty is a Limited Recourse Carve-out (Guaranty). There was no consideration provided by DF Capital to the Company for this guaranty. The Dream Finders Holdings LLC guarantee provides additional assurance to Flagstar Bank, as they have recourse to the assets of the Company beyond the pledged collateral in the joint venture to be made whole in instances of default. The Company believes an event of default under the underlying loan is unlikely.

Dream Finders Holdings LLC and Subsidiaries Notes to Consolidated Financial Statements

16.	Net Income per Unit

Basic and diluted net income per unit for the years ended December 31, 2020, 2019 and 2018, was calculated by adjusting net and comprehensive income attributable to Dream Finders Holdings LLC for preferred distributions, and dividing by basic and diluted weighted-average number of participating units outstanding. Basic weighted-average unit count was derived by using a weighted-average of participating units outstanding during each reporting period. Diluted weighted-average unit count was derived by using participating units outstanding during each reporting period, adding convertible units that could be issued during the reporting period and using a weighted-average of total units.

	For the Years Ended December 31,
	2020	2019	2018
Numerator
Net and comprehensive income attributable to Dream Finders Holdings LLC	$79,093,455	$39,191,266	$17,322,354
Less: Preferred distributions	$(4,115,131)	$(4,618,067)	$(600,815)
Net and comprehensive income available to common units	$74,978,324	$34,573,199	$16,721,539

Denominator - Basic
Weighted-average number of common units outstanding	99,065	97,830	97,830

Net income per unit, basic	$756.86	$353.40	$170.92

Denominator - Diluted
Weighted-average number of common units outstanding, basic	99,065	97,830	97,830
Add: Convertible units	582	-	-
Weighted-average number of units outstanding, diluted	99,647	97,830	97,830

Net income per unit, diluted	$753.75	$353.40	$170.92

The EPS amounts calculated in the table above are relevant for all classes of common and participating units, which include common units, non-voting common units, redeemable non-voting common units and Series A Preferred Units. The Company excluded anti-dilutive convertible units from the calculation of weighted-average number of units outstanding for diluted EPS. The Company excluded anti-dilutive convertible units of 0, 581 and 0 for the years ended December 31, 2020, 2019 and 2018, respectively.

Unaudited Pro Forma Net Income per Unit

Unaudited pro forma basic and diluted net income per unit for the years ended December 31, 2020, 2019 and 2018, gives effect to pro forma net income taxes, which reflect federal and state income taxes, assuming a 5.5% state tax rate, a 21% federal tax rate and a 1.5% 45L New Energy Efficient Home Tax Credit available to builders and developers for meeting certain energy efficiency requirements, which results in a federal tax rate of 19.5%. The Company utilized a 25% combined effective rate, which is the state tax rate and adjusted federal tax rate, as if the Company had been taxed as a corporation in accordance with Subchapter C of the Internal Revenue Code (“C-Corporation”) for those periods.

Dream Finders Holdings LLC and Subsidiaries
Notes to Consolidated Financial Statements

	For the Years Ended December 31,
	2020	2019	2018
Numerator
Pro forma net and comprehensive income attributable to Dream Finders Holdings LLC	$59,320,091	$29,393,449	$12,991,765
Less: Preferred distributions	$(4,115,131)	$(4,618,067)	$(600,815)
Pro forma net and comprehensive income available to common units	$55,204,960	$24,775,382	$12,390,950

Denominator - Basic
Pro forma weighted-average number of common units outstanding	99,065	97,830	97,830

Net income per unit, basic	$557.26	$253.25	$126.66

Denominator - Diluted
Pro forma weighted-average number of common units outstanding, basic	99,065	97,830	97,830
Add: Convertible units	582	-	-
Pro forma weighted-average number of units outstanding, diluted	99,647	97,830	97,830

Pro forma net income per unit, diluted	$555.31	$253.25	$126.66

The unaudited pro forma EPS amounts calculated in the table above are relevant for all classes of common and participating units, which include common units, non-voting common units, redeemable non-voting common units and Series A Preferred Units. The Company excluded anti-dilutive convertible units from the calculation of weighted-average number of units outstanding for unaudited pro forma diluted EPS. The Company excluded anti-dilutive convertible units of 0, 581 and 0 for the years ended December 31, 2020, 2019 and 2018, respectively.

Pro forma earnings per unit was derived by adjusting income before taxes for pro forma income tax expense, pro forma net and comprehensive income attributable to non-controlling interest and preferred distributions, and dividing by basic and diluted weighted-average number of participating units outstanding. Basic weighted-average unit count was derived by using a weighted-average of participating units outstanding during each reporting period. Diluted weighted-average unit count was derived by using participating units outstanding during each reporting period, adding convertible units could be issued during the reporting period and using a weighted-average of total units.

17.	Subsequent Events

The Company has evaluated subsequent events through March 30, 2021, the date the financial statements were issued, and no additional matters were identified requiring recognition or disclosure in the financial statements, except for events described below.

Equity Incentive Plan

On January 20, 2021, the Board of Directors of DFH, Inc. (the “Board of Directors”) approved the DFH, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), which became effective in connection with the IPO. The 2021 Plan is administered by the Compensation Committee of the Board of Directors, and authorizes DFH, Inc. to grant incentive stock-based awards. DFH, Inc. granted 759,709 restricted stock grants to certain executives and directors in conjunction with the 2021 Plan. These stock grants vest over a period of three years of continuous service, commencing on the date of the grant and vesting ratably in one third increments at the end of each quarter of a three year term.

Dream Finders Holdings LLC and Subsidiaries Notes to Consolidated Financial Statements

Corporate Reorganization and Initial Public Offering

In connection with the IPO and pursuant to the terms of the Agreement and Plan of Merger by and among DFH, Inc., DFH LLC and DFH Merger Sub LLC, a Delaware limited liability company and direct, wholly owned subsidiary of DFH, Inc., DFH Merger Sub LLC merged with and into DFH LLC with DFH LLC as the surviving entity. As a result of the merger, all of the outstanding non-voting common units and Series A Preferred Units of DFH LLC converted into 21,255,329 shares of Class A common stock of DFH, Inc., all of the outstanding common units of DFH LLC converted into 60,266,153 shares of Class B common stock of DFH, Inc. and all of the outstanding Series B Preferred Units and Series C Preferred Units of DFH LLC remained outstanding as Series B Preferred Units and Series C Preferred Units of DFH LLC, as the surviving entity in the merger. We refer to this and certain other related events and transactions, as the “Corporate Reorganization”. In connection with the Corporate Reorganization, the Company made distributions to its members for estimated federal income taxes of approximately $28 million on earnings of the Company (which was a pass-through entity for tax purposes), for the period from January 1, 2020 through January 25, 2021 (the date of the Corporate Reorganization).

Immediately following the Corporate Reorganization, (1) DFH, Inc. became a holding company and the sole manager of DFH LLC, with no material assets other than 100% of the voting membership interests in DFH LLC, (2) the holders of common units, non-voting common units and Series A Preferred Units of DFH LLC became stockholders of DFH, Inc., (3) the holders of the Series B Preferred Units of DFH LLC outstanding immediately prior to the Corporate Reorganization continued to hold all 7,143 of the outstanding Series B Preferred Units of DFH LLC, and (4) the holders of the Series C Preferred Units of DFH LLC outstanding immediately prior to the Corporate Reorganization continued to hold all 26,000 of the outstanding Series C Preferred Units of DFH LLC.

DFH, Inc. successfully completed its IPO of 11,040,000 shares of Class A common stock (which included full exercise of the over-allotment option) at an IPO price of $13.00 per share on January 25, 2021. Shares of DFH, Inc.’s Class A common stock began trading on the NASDAQ Global Select Market under the ticker symbol “DFH” on January 21, 2021. DFH, Inc. is the sole manager of DFH LLC and owns 100% of the voting membership interest in DFH LLC.

Unsecured Syndicated Credit Facility

On January 25, 2021, and in connection with the IPO, DFH, Inc. entered into a $450.0 million syndicated credit facility with Bank of America, N.A. and other lenders, and subsequently repaid $340.0 million in outstanding debt, including the $20.0 million bridge loan with Boston Omaha Corporation, LLC, and terminated all existing construction lines of credit. Under the terms of the new credit agreement, DFH, Inc. has the option to enter into Base Rate or LIBOR Rate borrowings. The interest is payable based on the borrowing terms and is variable dependent on DFH, Inc.’s net debt to net capitalization ratio and borrowing LIBOR rates.

Series C Redemption

On January 27, 2021, after the IPO, DFH LLC redeemed all of its Series C Preferred Units at a redemption price of $26.0 million, plus accrued unpaid preferred distributions of $0.2 million. Following the redemption of all of the Series C Preferred Units, 7,143 Series B Preferred Units of DFH LLC remain outstanding, in addition to 83,665 common units of DFH LLC owned by DFH, Inc. following the Corporate Reorganization.

Century Homes Florida Acquisition

On January 31, 2021, the Company completed the acquisition of Orlando-based homebuilder Century Homes Florida, LLC from Tavistock Development Company. The Company paid $26.5 million, subject to post-closing adjustments, to acquire 134 units under construction, 229 finished lots on which the Company expects to begin construction during 2021 and 2022, and will not land bank finance, and an additional 490 lots that the Company has land bank financed. The purchase price allocation is in process and has not yet been finalized. The acquisition will allow the Company to expand its existing footprint in the Orlando MSA and keep up with the growing demands of the Central Florida market. DFH and Tavistock have agreed to future lot supply within Tavistock’s vast portfolio of communities for homes and purpose built, single family rental properties.

Dream Finders Holdings LLC and Subsidiaries Notes to Consolidated Financial Statements

DF Residential II, LP

DF Residential II, LP, a Delaware limited partnership (“Fund II”), initiated its first close on March 11, 2021. DF Management GP II, LLC, a Florida limited liability company, will serve as the general partner of Fund II (the “General Partner”). The General Partner has raised approximately $137 million to date, and will remain open for a period of at least six months, seeking to raise a total of at least $200 million in capital commitments.

The Company indirectly owns 72% of the membership interests in the General Partner and receives 72% of the economic interests. The General Partner is controlled by unaffiliated parties. The Company’s investment commitment in Fund II is $3.0 million or 1.5% of the total expected commitment of Fund II.

DF Capital is the investment manager of Fund II.

On March 11, 2021, the Company entered into land bank financing arrangements and a Memorandum of Right of First Offer with Fund II, under which Fund II has an exclusive right of first offer on any land bank financing projects up to $20 million that meet its investment criteria and are undertaken by the Company during Fund II’s investment period.

Certain directors, executive officers and other officers have made investment commitments as limited partners in Fund II in an aggregate amount $30.8 million, or 15.4% of the total expected commitment of Fund II.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer identified three material weaknesses in our internal control over financial reporting. We did not document the design or operation of an effective control environment commensurate with the financial reporting requirements of an SEC registrant. Specifically, we did not design and maintain adequate formal documentation of certain policies and procedures, controls over the segregation and duties within our financial reporting function and the preparation and review of journal entries. In addition, we did not design or maintain effective control activities that contributed to the following additional material weaknesses; we did not design control activities to adequately address identified risks, evidence of performance, or operate at a sufficient level of precision that would identify material misstatements to our financial statements and we did not design and maintain effective controls over certain IT general controls for information systems that are relevant to the preparation of our financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. See “Risk Factors—We have identified material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.”

Each of the material weaknesses described above involve control deficiencies that could result in a misstatement of one or more account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected, and, accordingly, we determined that these control deficiencies constitute material weaknesses.

We are currently in the process of implementing measures and taking steps to address the underlying causes of these material weaknesses. Our efforts to date have included the following:

•	Formalization of our remediation plan and timelines to fully address the individual control deficiencies and segregation of duties issues.
•
Development of formal policies around general computer controls, including scheduled formal trainings prior to implementation of an IT general controls framework that addresses risks associated with user access and security and application change management and IT operations to help sustain effective control operations and comprehensive remediation efforts relating to segregation of duties to strengthen user access controls and security.

While we believe these efforts will improve our internal control over financial reporting and address the underlying causes of the material weaknesses, such material weaknesses will not be remediated until our remediation plan has been fully implemented, and we have concluded that our controls are operating effectively for a sufficient period of time. As of December 31, 2020, disclosure controls and procedures were not effective.

We cannot be certain that the steps we are taking will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. In addition, we cannot be certain that we have identified all material weaknesses in our internal control over financial reporting or that in the future we will not have additional material weaknesses in our internal control over financial reporting.

Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of  the SEC for newly public companies.

Changes in Internal Controls

There was no change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10, to the extent not set forth in “Business—Executive Officers” in Item 1, will be set forth in the definitive proxy statement relating to the 2021 annual meeting of stockholders of Dream Finders Homes, Inc. (the “2021 Annual Meeting of Stockholders”) pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 will be set forth in the definitive proxy statement relating to the 2021Annual Meeting of Stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 will be set forth in the definitive proxy statement relating to the 2021 Annual Meeting of Stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 will be set forth in the definitive proxy statement relating to the 2021 Annual Meeting of Stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 will be set forth in the definitive proxy statement relating to the 2021 Annual Meeting of Stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(1)	The following Consolidated Financial Statements as set forth in Item 8 of this report are filed herein.

Dream Finders Homes, Inc.
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2020 and September 11, 2020
Notes to Balance Sheets

Dream Finders Holdings LLC (Predecessor)
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Members’ Equity and Mezzanine Equity from December 31, 2017 to December 31, 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules

All schedules are omitted because the required information is not present, in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and related notes thereto.

(3)	Exhibits

The exhibits filed or furnished as part of this Annual Report on Form 10-K are listed in the Index to Exhibits, which Index includes the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K by Item 601(b)(10)(iii) of Regulation S-K, and is incorporated in this Item by reference.

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of January 20, 2021, by and among Dream Finders Homes, Inc., Dream Finders Holdings LLC and DFH Merger Sub LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on January 25, 2021).

2.2+
Membership Interest Purchase Agreement, dated as of January 29, 2020, by and between Dream Finders Holdings LLC and H&H Constructors, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-1 (File No. 333-251612) of Dream Finders Homes, Inc. filed with the SEC on December 22, 2020).

2.3
First Amendment to Membership Interest Purchase Agreement, dated as of March 17, 2020, by and between Dream Finders Holdings LLC and H&H Constructors, Inc. (incorporated herein by reference to Exhibit 2.2 to the Registration Statement on Form S-1 (File No. 333-251612) of Dream Finders Homes, Inc. filed with the SEC on December 22, 2020).

2.4
Second Amendment to Membership Interest Purchase Agreement, dated as of April 30, 2020, by and between Dream Finders Holdings LLC and H&H Constructors, Inc. (incorporated herein by reference to Exhibit 2.3 to the Registration Statement on Form S-1 (File No. 333-251612) of Dream Finders Homes, Inc. filed with the SEC on December 22, 2020).

2.5
Third Amendment to Membership Interest Purchase Agreement, dated as of June 30, 2020, by and between Dream Finders Holdings LLC and H&H Constructors, Inc. (incorporated herein by reference to Exhibit 2.4 to the Registration Statement on Form S-1 (File No. 333-251612) of Dream Finders Homes, Inc. filed with the SEC on December 22, 2020).

2.6
Fourth Amendment to Membership Interest Purchase Agreement, dated as of August 18, 2020, by and between Dream Finders Holdings LLC and H&H Constructors, Inc. (incorporated herein by reference to Exhibit 2.5 to the Registration Statement on Form S-1 (File No. 333-251612) of Dream Finders Homes, Inc. filed with the SEC on December 22, 2020).

2.7
Fifth Amendment to Membership Interest Purchase Agreement, dated as of August 31, 2020, by and between Dream Finders Holdings LLC and H&H Constructors, Inc. (incorporated herein by reference to Exhibit 2.6 to the Registration Statement on Form S-1 (File No. 333-251612) of Dream Finders Homes, Inc. filed with the SEC on December 22, 2020).

2.8
Sixth Amendment to Membership Interest Purchase Agreement, dated as of September 18, 2020, by and between Dream Finders Holdings LLC and H&H Constructors, Inc. (incorporated herein by reference to Exhibit 2.7 to the Registration Statement on Form S-1 (File No. 333-251612) of Dream Finders Homes, Inc. filed with the SEC on December 22, 2020).

2.9
Seventh Amendment to Membership Interest Purchase Agreement, dated as of September 22, 2020, by and between Dream Finders Holdings LLC and H&H Constructors, Inc. (incorporated herein by reference to Exhibit 2.8 to the Registration Statement on Form S-1 (File No. 333-251612) of Dream Finders Homes, Inc. filed with the SEC on December 22, 2020).

2.10
Eighth Amendment to Membership Interest Purchase Agreement, dated as of October 2, 2020, by and between Dream Finders Holdings LLC and H&H Constructors, Inc. (incorporated herein by reference to Exhibit 2.9 to the Registration Statement on Form S-1 (File No. 333-251612) of Dream Finders Homes, Inc. filed with the SEC on December 22, 2020).

2.11*+	Membership Interest Purchase Agreement, effective as of January 31, 2021, by and between Dream Finders Holdings LLC and Four Seventeen, LLC.

3.1
Amended and Restated Certificate of Incorporation of Dream Finders Homes, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on January 25, 2021).

3.2
Amended and Restated Bylaws of Dream Finders Homes, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on January 25, 2021).

4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.2
Registration Rights Agreement, dated January 25, 2021, by and among Dream Finders Homes, Inc. and certain stockholders party thereto (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on January 25, 2021).

10.1+
Credit Agreement, dated as of January 25, 2021, among Dream Finders Homes, Inc., Bank of America, N.A., as administrative agent, collateral agent and issuing bank, and the lenders named therein as parties thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on January 25, 2021).

10.2†
Dream Finders Homes, Inc. 2021 Equity Incentive Plan. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on January 25, 2021).

10.3†
Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-251612) of Dream Finders Homes, Inc. filed with the SEC on January 11, 2021).

10.4†
Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-251612) of Dream Finders Homes, Inc. filed with the SEC on January 14, 2021).

10.5†
Form of Director and Employee Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-251612) of Dream Finders Homes, Inc. filed with the SEC on January 11, 2021).

10.6†*	Employment Agreement, effective as of January 25, 2021, by and between Dream Finders Homes, Inc. and Patrick Zalupski.

10.7†*	Employment Agreement, effective as of January 25, 2021, by and between Dream Finders Homes, Inc. and Rick Moyer.

10.8†*	Employment Agreement, effective as of January 25, 2021, by and between Dream Finders Homes, Inc. and Douglas Moran.

10.9†
Form of Restricted Stock Grant Notice and Restricted Stock Agreement, by and between Dream Finders Homes, Inc. and Patrick Zalupski (incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-251612) of Dream Finders Homes, Inc. filed with the SEC on January 14, 2021).

21.1*	List of Subsidiaries of Dream Finders Homes, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Independent Registered Public Accounting Firm

31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
+
Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dream Finders Homes, Inc.

Date:	March 30, 2021	/s/ Patrick O. Zalupski
Patrick O. Zalupski
President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick O. Zalupski	President, Chief Executive Officer and Chairman of the Board of Directors	March 30, 2021
Patrick O. Zalupski	(Principal Executive Officer)

/s/ Rick A. Moyer	Senior Vice President and Chief Financial Officer	March 30, 2021
Rick A. Moyer	(Principal Financial Officer)

/s/ John O. Blanton	Vice President and Chief Accounting Officer	March 30, 2021
John O. Blanton	(Principal Accounting Officer)

/s/ Radford Lovett	Director	March 30, 2021
Radford Lovett

/s/ Megha H. Parekh	Director	March 30, 2021
Megha H. Parekh

/s/ Justin Udelhofen	Director	March 30, 2021
Justin Udelhofen

/s/ William H. Walton, III	Director	March 30, 2021
William H. Walton, III