Form 10-Q
period 2021-03-31
Dream Finders Homes, Inc.
filed 2021-05-17
CIK 1825088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021

OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 17, 2021, there were 32,295,329 shares of the registrant’s Class A common stock, par value $0.01 per share, issued and outstanding and 60,226,153 shares of the registrant’s Class B common stock, par value $0.01 per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	DREAM FINDERS HOMES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020

Assets
Cash and cash equivalents	$42,303,231	$35,495,595
Restricted cash (VIE amounts of $7,798,669 and $8,793,201)	49,432,884	49,715,553
Inventories:
Construction in process and finished homes	477,052,901	396,630,945
Joint venture owned land and lots (VIE amounts of $19,781,033 and $40,900,552)	19,781,033	40,900,552
Company owned land and lots	53,541,065	46,839,616
Lot deposits	91,690,711	66,272,347
Equity method investments	6,197,047	4,545,349
Property and equipment, net	4,662,184	4,309,071
Operating lease right-of-use assets	13,459,344	14,219,248
Finance lease right-of-use assets	304,099	335,791
Intangible assets, net of amortization	2,327,500	2,660,003
Goodwill	30,360,997	28,566,232
Deferred tax asset	571,277	-
Other assets (VIE amounts of $708,946 and $1,288,359)	75,038,216	43,189,939
Total assets	$866,722,489	$733,680,241
Liabilities
Accounts payable (VIE amounts of $61,619 and $1,315,582)	$53,383,908	$37,418,693
Accrued expenses (VIE amounts of $8,519,606 and $9,977,268)	73,525,827	67,401,055
Customer deposits	77,405,314	59,392,135
Construction lines of credit	319,999,950	289,878,716
Notes payable (VIE amounts of $2,888,350 and $8,821,282)	3,880,350	29,653,282
Operating lease liabilities	13,680,884	14,410,560
Finance lease liabilities	305,987	345,062
Contingent consideration	24,340,269	23,157,524
Total liabilities	$566,522,489	$521,657,027
Commitments and contingencies (Note 6)
Mezzanine Equity
Preferred mezzanine equity	6,515,415	55,638,450
Common mezzanine equity	-	20,593,001
Total mezzanine equity	$6,515,415	$76,231,451

Members' Equity
Common members' equity	-	103,852,646
Total members' equity	$-	$103,852,646

Stockholders' Equity - Dream Finders Homes, Inc.
Class A common stock, $0.01 per share, 289,000,000 authorized, 32,295,329 outstanding	322,953	-
Class B common stock, $0.01 per share, 61,000,000 authorized, 60,226,153 outstanding	602,262	-
Additional paid-in capital	253,837,980	-
Retained earnings	17,224,903	-
Non-controlling interests	21,696,487	31,939,117
Total stockholders' and members' equity	300,200,000	212,023,214
Total liabilities, mezzanine equity, members' equity and stockholders' equity	$866,722,489	$733,680,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Revenues	$343,560,365	$188,738,433
Cost of sales	291,036,761	163,745,683
Selling, general and administrative expense	28,148,956	17,518,785
Income from equity in earnings of unconsolidated entities	(1,732,393)	(1,359,388)
Gain on sale of assets	(65,517)	(34,095)
Loss on extinguishment of debt	697,423	-
Other income	(482,219)	(134,061)
Other expense	2,903,048	1,195,311
Interest expense	641,861	35,705
Income before taxes	22,412,445	7,770,493
Income tax benefit (expense)	(4,816,482)	-
Net and comprehensive income	$17,595,963	$7,770,493
Net and comprehensive income attributable to non-controlling interests	(1,475,318)	(1,190,459)
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$16,120,645	$6,580,034
Earnings per share(1)
Basic	$0.18	$-
Diluted	$0.18	$-
Weighted-average number of share
Basic	92,521,482	-
Diluted	92,596,960	-

(1) For the first quarter of 2021, the Company calculated earnings per share (“EPS”) based on net income attributable to common stockholders for the period January 21, 2021 through March 31, 2021 over the weighted average diluted shares outstanding for the same period. EPS was calculated prospectively for the period subsequent to the Company’s initial public offering and corporate reorganization as described in Note 1 – Nature of Business and Significant Accounting Policies, resulting in 92,521,482 shares of common stock outstanding as of the closing of the initial public offering. The total outstanding shares of common stock are made up of Class A common stock and Class B common stock, which participate equally in their ratable ownership share of the Company. As of March 31, 2021, the diluted shares of common stock outstanding were 92,596,960.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
(Unaudited)

	Redeemable Preferred Units Mezzanine		Redeemable Common Units Mezzanine		Common Units Members'		Total Non-Controlling Interests	Total Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2019	49,555	58,269,166	5,774	16,248,246	76,655	56,502,464	30,471,371	161,491,247
Unit compensation	-	-	-	-	-	223,750	-	223,750
Contributions	-	-	1,236	-	-	-	-	-
Contributions from non-controlling interests	-	-	-	-	-	-	1,768,846	1,768,846
Conversion of units	-	-	-	-	-	-	-	-
Redemptions	(6)	(6,000,000)	-	-	-	-	-	(6,000,000)
Distributions	-	-	-	-	-	(209,737)	(3,339,472)	(3,549,209)
Net income (loss)	-	1,166,715	-	453,552	-	4,959,767	1,190,459	7,770,493
Balance at March 31, 2020	49,549	$53,435,881	7,010	$16,701,798	76,655	$61,476,244	$30,091,204	$161,705,127

	Redeemable Preferred Units Mezzanine		Redeemable Common Units Mezzanine		Common Units Members'		Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Total Non-Controlling Interests	Total Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2020	48,543	55,638,450	7,010	20,593,001	76,655	103,852,646	-	-	-	-	-	-	31,939,117	212,023,214
Unit compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Contributions	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Contributions from non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of units	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Distributions	-	(3,617,390)	-	(1,274,690)	-	(18,384,243)	-	-	-	-	-	-	(3,476,258)	(26,752,581)
Net income (loss)	-	(157,451)	-	(91,043)	-	(995,588)	-	-	-	-	-	-	210,340	(1,033,742)
Balance at January 20, 2021 - prior to reorganization transactions and IPO	48,543	$51,863,609	7,010	$19,227,268	76,655	$84,472,815	-	$-	-	$-	$-	$-	$28,673,199	$184,236,891
Reorganization transactions	(15,400)	(19,957,513)	(7,010)	(19,227,268)	(76,655)	(84,472,815)	21,255,329	212,553	60,226,152	602,262	122,842,781	-	-
Issuance of common stock in IPO, net	-	-	-	-	-	-	11,040,000	110,400	-	-	129,886,962	-	-	129,997,362
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	1,108,238	-	-	1,108,238
Contributions	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Contributions from non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of units	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	(26,000)	(25,530,506)	-	-	-	-	-	-	-	-	-	-	-	(25,530,506)
Distributions	-	-	-	-	-	-	-	-	-	-	-	-	(8,241,690)	(8,241,690)
Net income (loss)	-	139,825	-	-	-	-	-	-	-	-	-	17,224,902	1,264,978	18,629,705
Balance at March 31, 2021	7,143	$6,515,415	-	$-	-	$-	32,295,329	$322,953	60,226,152	$602,262	$253,837,981	$17,224,902	$21,696,487	$300,200,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$17,595,963	$7,770,493
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities
Depreciation	973,006	801,441
Gain (Loss) on sale of property and equipment	(65,517)	(34,095)
Amortization of debt issuance costs	910,747	543,305
Amortization of ROU operating lease	759,904	447,421
Amortization of ROU financing lease	31,691	34,291
Stock compensation expense	1,108,238	223,750
Income tax expense (benefit)	4,816,482	-
Income from equity method investments, net distributions received	(1,732,393)	(1,359,388)
Remeasurement of contingent consideration	1,182,745	-
Changes in Operating Assets and Liabilities
Inventories	(36,695,361)	(12,932,333)
Lot deposits	(24,975,040)	(1,229,085)
Deferred tax asset	(571,277)	-
Other assets	(31,575,067)	2,628,678
Accounts payable and accrued expenses	8,412,371	(21,181,229)
Customer deposits	13,071,461	3,374,859
Operating lease liabilities	(729,676)	(393,800)
Net cash provided by (used in) operating activities	(47,481,723)	(21,305,692)

Cash Flows from Investing Activities
Purchase of property and equipment	(709,764)	(1,074,158)
Proceeds from disposal of property and equipment	330,216	34,295
Investments in equity method investments	-	(1,464,197)
Return of investments from equity method investments	80,696	1,380,086
Business combinations, net of cash acquired	(22,616,862)	-
Net cash provided by (used in) investing activities	(22,915,714)	(1,123,974)

Cash Flows from Financing Activities
Proceeds from construction lines of credit	976,317,315	136,511,246
Principal payments on construction lines of credit	(946,702,546)	(138,856,023)
Proceeds from notes payable	1,158,642	1,140,676
Principal payments on notes payable	(23,284,519)	(6,033,237)
Payment of debt issue costs	-	(268,570)
Payments of equity issuance costs	(12,571,671)
Payments on financing leases	(39,075)	(32,377)
Contributions to non-controlling interests	-	1,768,846
Distributions to non-controlling interests	(11,717,948)	(3,339,472)
Proceeds from stock issuance	142,569,035	-
Distributions	(23,276,323)	(209,738)
Redemptions	(25,530,506)	(6,000,000)
Contribution from conversion of converted LLC units	123,657,596	-
Conversion of LLC units	(123,657,596)	-
Net cash provided by (used in) financing activities	76,922,404	(15,318,649)

Net increase (decrease) in cash, cash equivalents and restricted cash	6,524,967	(37,748,315)
Cash, cash equivalents and restricted cash at beginning of year	85,211,148	68,728,414
Cash, cash equivalents and restricted cash at end of year	91,736,115	30,980,099

Non-cash Financing Activities
Financed land payments to seller	8,916,211	-
Leased assets obtained in exchange for new operating lease liabilities	-	-
Leased assets obtained in exchange for new financing lease liabilities	-	-
Preferred issuance	-	-
Accrued distributions	-	-
Equity issuance costs incurred	905,965	-
Non-cash Investing Activities
Investment capital reallocation	(3,468,731)	-
Total non-cash financing and investing activities	6,353,445	-

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	42,303,231	11,503,283
Restricted cash	49,432,884	19,476,816

Total cash, cash equivalents and restriced cash shown on the Consolidated Statements of Cash Flows	$91,736,115	$30,980,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Nature of Business and Significant Accounting Policies

Nature of Business
Dream Finders Homes, Inc. (the “Company” or “DFH, Inc.”) was incorporated in the State of Delaware on September 11, 2020. The Company was formed for the purpose of completing an initial public offering (“IPO”) of its common stock and related transactions in order to carry on the business of Dream Finders Holdings LLC, a Florida limited liability company (“DFH LLC”), as a publicly-traded entity. Pursuant to a corporate reorganization and completion of the IPO on January 25, 2021, the Company became a holding company for DFH LLC and its subsidiaries.

In connection with the IPO, and pursuant to the terms of the Agreement and Plan of Merger by and among DFH, Inc., DFH LLC and DFH Merger Sub LLC, a Delaware limited liability company and direct, wholly owned subsidiary of DFH, Inc., DFH Merger Sub LLC merged with and into DFH LLC with DFH LLC as the surviving entity (the “Merger”). As a result of the Merger, all of the outstanding non-voting common units and Series A Preferred Units of DFH LLC converted into 21,255,329 shares of Class A common stock of DFH, Inc., all of the outstanding common units of DFH LLC converted into 60,266,153 shares of Class B common stock of DFH, Inc. and all of the outstanding Series B Preferred Units and Series C Preferred Units of DFH LLC remained outstanding as Series B Preferred Units and Series C Preferred Units of DFH LLC, as the surviving entity in the Merger. We refer to this and certain other related events and transactions, as the “Corporate Reorganization”.

DFH, Inc. successfully completed its IPO of 11,040,000 shares of Class A common stock (which included full exercise of the over-allotment option) at an IPO price of $13.00 per share. Shares of the Company’s Class A common stock began trading on the NASDAQ Global Select Market under the ticker symbol “DFH” on January 21, 2021, and the IPO closed on January 25, 2021. The Company is the sole manager of DFH LLC and owns 100% of the voting membership interest in DFH LLC.

The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for a complete set of financial statements. As such, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission on March 30, 2021.

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of DFH LLC, its wholly owned subsidiaries and the Company’s investments that qualify for consolidation treatment (see Note 9). All intercompany accounts and transactions have been eliminated in consolidation. There are no other components of comprehensive income not already reflected in net and comprehensive income on our Condensed Consolidated Statements of Comprehensive Income.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include all adjustments that are of a normal recurring nature and necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the valuation and impairment of goodwill, impairment of inventories and business combination estimates. Actual results could differ materially from those estimates.

Other Assets
Other assets are included on the Condensed Consolidated Balance Sheets, and primarily consist of prepaid expenses, debt issuance costs, contract assets and accounts receivable. The majority of the Company’s accounts receivable balance consists of proceeds not received from home closings. The accounts receivable balance is typically relieved in the first week of the subsequent month.

Contingent Consideration
In connection with the acquisition of Village Park Homes, LLC (“VPH”) in May 2019, the Company recorded contingent consideration based on estimated pre-tax income of the acquired entity for fiscal years 2019, 2020, 2021 and 2022. In connection with the acquisition H&H Constructors of Fayetteville (“H&H”) in October 2020 (Note 2), the Company recorded contingent consideration based on estimated pre-tax income of the acquired entity for fiscal years 2020, 2021, 2022, 2023 and the first quarter of 2024. The measurement of contingent consideration was based on projected cash flows such as revenues, gross margin, overhead expenses and pre-tax income and discounted back using the discounted cash flow method. The Company recorded the fair value of the contingent consideration as a liability on the respective acquisition dates. The estimated earn-out payments are subsequently remeasured to fair value at each reporting date based on the estimated future earnings of the acquired entities. The contingent consideration for each acquisition is scheduled to be paid out each year subsequent to the anniversary of the respective acquisition closing date.

As of March 31, 2021 and December 31, 2020, the Company remeasured contingent consideration related to the acquisition of VPH and adjusted the liability to $7,231,832 and $6,847,524, respectively, based on revised pre-tax income forecasts as of the balance sheet date. The Company recorded contingent consideration adjustments resulting in $384,308 and $0 of income for the three months ended March 31, 2021 and 2020, respectively. These adjustments are included in selling, general and administrative expenses on the Condensed Consolidated Statements of Comprehensive Income.

The Company measured contingent consideration related to the acquisition of H&H on October 5, 2020, which approximated the value at December 31, 2020. As of March 31, 2021 and December 31, 2020, the Company recorded contingent consideration for the H&H acquisition of $17,108,437 and $16,310,000, respectively. The Company recorded contingent consideration adjustments resulting in $798,437 and $0 of income for the three months ended March 31, 2021 and 2020, respectively. Total contingent consideration on the Consolidated Balance Sheets is $24,340,269. The Company’s contingent consideration related to acquisition earn-out payments is based on a percentage of pre-tax net and comprehensive income achieved by the acquired entity, and as such, is revised accordingly. The payment of the H&H earn-out is subject to certain minimal earnings thresholds which must be met by H&H before an earn-out payment occurs.

Maximum potential exposure for contingent consideration is not estimable based on the contractual terms of the contingent consideration agreements, which allow for a percentage payout based on a potentially unlimited range of pre-tax income. There were no payments of contingent consideration for the three months ended March 31, 2021 and 2020, respectively.

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

Pursuant to Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 810 and subtopics related to the consolidation of variable interest entities, the Company analyzes its joint ventures under the variable interest model to determine if such are required to be consolidated in the Company’s condensed consolidated financial statements. The accounting standard requires a VIE to be consolidated by a company if that company is determined to be the primary beneficiary. The primary beneficiary is defined as the entity having both of the following characteristics: 1) the power to direct the activities that most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and rights to receive the returns from the VIE that would be potentially significant to the VIE. See Note 9 for a description of the Company’s joint ventures, including those that were determined to be VIEs, and the related accounting treatment. Management determines whether the Company is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion continually. To make this determination, management considers factors such as whether the Company should direct finance, determine or limit the scope of the entity, sell or transfer property, direct development or direct other operating decisions.

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

For distributions received from these unconsolidated joint ventures, the Company has elected to use the cumulative earnings approach for the Condensed Consolidated Statements of Cash Flows. Under the cumulative earnings approach, distributions up to the amount of cumulative equity in earnings recognized are treated as returns on investment within operating cash flows and those in excess of that amount are treated as returns of investment within investing cash flows.

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

Non-Controlling Interests
The equity interests in DFH Leyden LLC, DFH Amelia LLC, DFH Clover LLC, DFH Leyden II LLC, DFH MOF Eagle Landing LLC, DCE DFH JV LLC, DFH Capitol LLC, DFC Mandarin Estates LLC, DFC East Village LLC, DFC Wilford LLC, DFC Amelia Phase III LLC, DFC Sterling Ranch LLC and DFC Grand Landings LLC have been reflected as non-controlling interests in the Consolidated Balance Sheets. Income attributable to these non-controlling interests are presented in the Condensed Consolidated Statements of Comprehensive Income as net income attributable to non-controlling interests.

Income Taxes
We are a corporation subject to income taxes in the United States. Our proportional share of the Company’s subsidiaries’ provisions are included in our condensed consolidated financial statements. Our deferred income tax assets and liabilities are computed for differences between the asset and liability method and financial statement amounts that will result in taxable or deductible amounts in the future. We compute deferred balances based on enacted tax laws and applicable rates for the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized for deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine we would be able to realize our deferred tax assets for which a valuation allowance had been recorded, then we would adjust the deferred tax asset valuation allowance, which would reduce our provision for income taxes. We evaluate the tax positions taken on income tax returns that remain open and positions expected to be taken on the current year tax returns to identify uncertain tax positions. Unrecognized tax benefits on uncertain tax positions are recorded on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is more than 50 percent likely to be realized is recognized. Interest and penalties related to unrecognized tax benefits are recorded in income tax benefit. We have no uncertain tax positions that qualify for inclusion in our condensed consolidated financial statements. See “Note 10—Income Taxes.”

Equity-Based Compensation
Certain individuals on our executive-level management team are eligible for equity-based compensation, which is awarded according to the terms of individual contracts with those managers. The Company records compensation cost for stock awarded to employees in return for employee service. The cost is measured at the grant-date fair value of the award and recognized as compensation expense over the employee service period, which is normally the vesting period. The Company does not estimate forfeitures. In the event of forfeitures, the compensation expense recognized would be adjusted.

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

On January 31, 2021, the Company completed the acquisition of Century Homes from Tavistock Development Company. The Company paid $35.5 million to acquire 134 units under construction and 229 finished lots on which the Company expects to begin construction during 2021 and 2022. The Company evaluated the Century Homes acquisition for significance under SEC Rule 3-05, and determined the acquisition did not meet the significance threshold.

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and have been presented as if the H&H and Century Homes acquisitions had occurred on January 1, 2020. This unaudited pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had occurred on that date, nor of the results that may be obtained in the future.

	For the Three Months Ended March 31,
Unaudited Pro Forma	2021	2020
Total revenue	$350,142,959	$247,201,240
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$16,442,614	$7,278,689

3.	Construction Lines of Credit

On January 25, 2021, the Company entered into a $450,000,000 syndicated credit facility with Bank of America, N.A. (the “Credit Agreement”), and subsequently repaid $340,000,000 in outstanding debt, including the $20,000,000 bridge loan with Boston Omaha Corporation, LLC, and terminated all then-existing construction lines of credit. Under the Credit Agreement, the Company has the option to enter into Base Rate or LIBOR Rate contracts. The interest is payable based on the contract terms and is variable dependent on the Company’s debt to capitalization ratio, and applicable interest rates in the market (LIBOR Rate, Prime Rate, etc.).

As of March 31, 2021, the cumulative maximum availability under the Credit Agreement was $442,468,578, and an aggregate outstanding balance of $320,000,000. As of December 31, 2020, the Company had 34 lines of credit with cumulative maximum availability of $762,979,000, and an aggregate outstanding balance of $289,878,716.

Our indebtedness as of December 31, 2020, was fully collateralized by homes under construction and, to a much smaller extent, finished lots. Under the Credit Agreement, the funds available are unsecured and availability under the borrowing base is calculated based on work-in-progress inventory.

The Credit Agreement and the Company’s construction lines of credit consist of the following:

		As of March 31,		As of December 31,
Renewal Date	Payment Terms	2021	2021 Effective Rate	2020	2020 Effective Rate
January 25, 2024	Interest is payable based on the Applicable Rate per the Credit Agreement	320,000,000	3.50%	-	-
November 30, 2019	Interest is payable monthly, at the greater of Prime rate or 4.25%	-	-	545,350	4.25%
November 30, 2019	Interest is payable monthly at the greater of the Prime rate plus 1.00% or 5.50%	-	-	540,565	5.50%
February 9, 2021	Interest is payable monthly at 3.40% plus 30-day LIBOR	-	-	390,000	4.06%
March 31, 2021	Interest is payable monthly at 9.50%	-	-	269,030	10.33%
April 30, 2021	Interest is payable monthly at the greater of the Prime rate plus 0.50% or 3.75%	-	-	11,923,342	6.53%
April 30, 2021	Interest is payable monthly at the Prime rate plus 0.50%	-	-	3,521,203	3.93%
May 10, 2021	Interest is payable monthly at the greater of Prime rate plus 0.50% or 4.25%	-	-	7,391,080	6.39%
June 12, 2021	Interest is payable monthly at 3.00% plus 3-month LIBOR	-	-	14,457,573	3.96%
June 30, 2021	Interest is payable monthly at the greater of 3.50% plus 30-day LIBOR or 4.50%	-	-	17,290,107	4.80%
June 30, 2021	Interest is payable monthly at 3.75% + 1-month LIBOR	-	-	13,318,374	4.37%
August 25, 2021	Interest is payable monthly at the Prime rate plus 0.75%	-	-	1,486,800	3.81%
September 30, 2021	Interest is payable monthly at 3.00% plus 3-month LIBOR.	(50)	-	62,127,292	3.91%
October 1, 2021	Interest is payable monthly at the greater of 4.50% or 3.90% plus 1-month LIBOR.	-	-	11,863,043	6.42%
October 2, 2021	Interest is payable monthly at the greater of 4.00% or 3.75% plus 1-month LIBOR	-	-	4,361,201	7.75%
October 2, 2021	Interest is payable monthly at the greater of the Prime rate plus 1.00% or 5.00%	-	-	14,525,422	5.00%
October 5, 2021	Interest is payable monthly at 4.50% plus 1-month LIBOR	-	-	11,227,212	5.03%
October 25, 2021	Interest is payable monthly at the Prime rate plus 0.50%	-	-	861,909	4.77%
November 2, 2021	Interest is payable monthly at the greater of the Prime rate plus 0.75% or 4.50%	-	-	8,034,458	6.01%
December 15, 2021	Interest is payable monthly at the greater of the Prime rate plus 0.50% or 5.00%	-	-	2,205,715	4.24%
December 18, 2021	Interest is payable monthly at 3.00% plus 30-day LIBOR	-	-	8,468,565	4.17%
December 18, 2021	Interest is payable monthly at 3.95% plus 1-month LIBOR	-	-	9,558,836	6.00%
December 31, 2021	Interest is payable monthly at 9.00%	-	-	1,821,515	10.33%
December 31, 2021	Interest is payable monthly at 9.50%	-	-	259,157	10.33%
April 1, 2022	Interest is payable monthly at 9.50%.	-	-	2,925,686	10.33%
April 20, 2022	Interest is payable monthly at 9.50%	-	-	639,437	10.33%
April 30, 2022	Interest is payable monthly at 9.50%.	-	-	1,028,131	10.33%
October 5, 2022	Interest is payable monthly at the greater of the Prime rate plus 0.50% or 4.00%	-	-	5,828,931	4.00%
October 20, 2022	Interest is payable monthly at the greater of 4.00% or 2.75% plus 3-month LIBOR	-	-	11,289,202	4.51%
October 20, 2022	Interest is payable monthly at the greater of 4.50% or 3.90% plus 3-month LIBOR	-	-	13,408,970	6.62%
June 19, 2023	Interest is payable monthly at the greater of 4.00% or 2.75% plus 3-month LIBOR.	-	-	8,790,640	4.15%
June 19, 2023	Interest is payable monthly at the greater of 4.00% or the Prime rate plus 0.50%.	-	-	23,737,991	4.92%
November 6, 2023	Interest is payable monthly at the greater of the Prime rate plus 0.38% or 3.65%	-	-	4,043,089	4.64%
December 31, 2023	Interest is payable monthly at the greater of the Prime rate plus 0.50% or 4.00%	-	-	894,300	4.00%
Various	Interest is payable monthly at the greater of the Prime rate or 5.00%.	-	-	11,351,056	5.02%
Total lines of credit outstanding		$319,999,950		$290,385,182
Less: Debt issuance costs from lines of credit		(4,263,768)		(506,466)
Lines of credit, net		$315,736,182		$289,878,716

The vertical lines of credit that were paid in full during 2021 (in connection with the Company entering into the Credit Agreement), are no longer active and the Company does not intend to renew these facilities. The outstanding balance in the vertical lines of credit were payable upon the delivery of the collateralized individual homes to end-home buyers.

The Company capitalized $4,651,383 and $2,249,683 as of March 31, 2021 and December 31, 2020, respectively, and amortized $910,747 and $543,305 of debt issuance costs for the three months ended March 31, 2021 and 2020, respectively. Debt issuance costs related to the Company’s lines of credit and notes payable, net of amortization, were $4,263,768 and $506,466 as of March 31, 2021 and December 31, 2020, respectively, included in other assets on the Condensed Consolidated Balance Sheets.

The Credit Agreement contains restrictive covenants and financial covenants. The Company was in compliance with all debt covenants as of March 31, 2021 and December 31, 2020. The Company expects to remain in compliance with all debt covenants over the next twelve months.

4.	Notes Payable

Notes payable consisted of the following as of March 31, 2021 and December 31, 2020:

			As of March 31,		As of December 31,
Maturity Date		Payment Terms	2021	2021 Effective Rate	2020	2020 Effective Rate
May 1, 2021		Interest is payable monthly at 14.00%	$-	14.00%	$20,000,000	14.00%
February 28, 2022	(1)	Non-interest bearing	992,000	0.00%	832,000	0.00%
April 1, 2022	(1)	Interest is payable monthly at 12.50%	717,642	12.50%	1,735,161	12.50%
July 31, 2022	(1)	Interest is payable monthly at 9.25%	2,170,708	9.25%	3,984,174	9.25%
March 25, 2023	(1)	Interest is payable monthly at 5.00%	-	5.00%	3,101,947	5.00%
Total notes payable			$3,880,350		$29,653,282
Less: Debt issuance costs from notes payable			-		(15,444)
Notes payable, net of discount			$3,880,350		$29,637,838

(1) These notes payable relate to our consolidated joint ventures and are non-recourse to the Company.

Included within notes payable as of December 31, 2020, is a $20,000,000 bridge loan from Boston Omaha Corporation, LLC, which was utilized to fund a portion of the purchase price of the H&H Homes acquisition (Note 2). This note was paid off in January 2021.

The principal balance on all notes payable is payable upon the sale of project specific collateral, and is collateralized by a real estate mortgage and a limited guarantee ensuring project completeness and the nonexistence of fraudulent acts.

During the three months ended March 31, 2021 and 2020, there were no material changes in the contractual maturities of our notes payable.

5.	Inventories

Inventories consist of raw entitled land, finished lots, and construction in process (“CIP”), including capitalized interest. Raw land is purchased with the intent to develop such land into finished lots. Finished lots are held with the intent of building and selling a home. The asset is owned by the Company either as a result of developing purchased raw land or purchasing developed lots. CIP represents the homebuilding activity associated with both homes to be sold and speculative homes. CIP includes the cost of the developed lot as well as all of the direct costs incurred to build the home. The cost of the home is expensed on a specific identification basis when the home is closed to the end customer.

As mentioned in Note 9, the Company consolidated several joint ventures that own land and finished lots. The Company owns a percentage of these joint ventures but does not own the underlying assets.  The table below shows the Company’s owned real estate inventory and real estate inventory owned by the joint ventures.

	As of March 31,	As of December 31,
	2021	2020
Construction in process	$477,052,901	$396,630,945
Finished lots and land	53,541,065	46,839,616
Inventories owned by the Company	530,593,966	443,470,561

Inventories owned by consolidated joint ventures	19,781,033	40,900,552
Total inventories	$550,374,999	$484,371,113

Percentage of inventories owned by the Company
Construction in process	90%	89%
Finished lots and land	10%	11%

Interest is capitalized and included within each inventory category above. Capitalized interest activity is summarized in the table below for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended March 31,
	2021	2020
Capitalized interest at the beginning of the period	$21,091,297	$25,335,924
Interest incurred	6,667,990	7,040,706
Interest expensed	(641,861)	(35,705)
Interest charged to cost of contract revenues earned	(8,275,683)	(5,992,186)
Capitalized interest at the end of the period	$18,841,743	$26,348,739

6.	Commitments and Contingencies

In April 2020, the Company received proceeds from the Paycheck Protection Program (“PPP”) in the amount $7,220,207, which is classified in accrued expenses on the Consolidated Balance Sheets and accounted for as an in-substance grant. The Company utilized all of the PPP proceeds to pay payroll and permissible operating expenses, and believes the full amount of the proceeds will be forgiven. No income has been recognized for the three months ended March 31, 2021, related to the PPP proceeds.

7.	Members’ Equity, Mezzanine Equity and Shareholders’ Equity

Redeemable Common Units, Redeemable Preferred Units and Common Units
All of the Company’s outstanding preferred units are classified in mezzanine equity as they can be redeemed in a deemed liquidation of the Company outside of the Company’s control. Additionally, prior to the Corporate Reorganization, the Company had certain non-voting common units that could have been redeemed outside the Company’s control, and therefore, were classified in mezzanine equity (the “Redeemable Common Units Mezzanine”).

Pursuant to the Corporate Reorganization effective January 25, 2021, the Company is authorized to issue 350,000,000 shares of common stock, par value of $0.01 per share, consisting of 289,000,000 shares of Class A common stock and 61,000,000 shares of Class B common stock. The Board of Directors of the Company (the “Board of Directors”) has the authority to issue one or more series of preferred stock, par value $0.01 per share, without stockholder approval.

As a result of the Corporate Reorganization, all of the outstanding non-voting common units and Series A Preferred Units of DFH LLC converted into 21,255,329 shares of the Company’s Class A common stock, all of the outstanding common units of DFH LLC converted into 60,266,153 shares of the Company’s Class B common stock  and all of the outstanding Series B Preferred Units and Series C Preferred Units of DFH LLC remained outstanding as Series B Preferred Units and Series C Preferred Units of DFH LLC, as the surviving entity in the Merger.

Redeemable Series A Preferred Units
As a result of the Corporate Reorganization, all of the outstanding Series A Preferred Units of DFH LLC were converted into a total of 21,255,329 shares of the Company’s Class A common stock.

Redeemable Series B Preferred Units
As of March 31, 2021 and December 31, 2020, the Company had 7,143 and 7,143, respectively, of Redeemable Series B Preferred Units (“Series B Preferred Units”) issued and outstanding with a carrying value of $6,515,415 and $6,333,036, respectively. In the event of a liquidation, dissolution or winding up of DFH LLC, the Series B Preferred Units have a liquidation preference of $1,000 per unit and are senior to common units. The Series B Preferred Units have an 8% annual cumulative preferred distribution on the liquidation preference that is payable if and when distributions are declared. The Series B Preferred units do not participate in discretionary distributions, and each unit has the right to one vote on any matter presented for a vote of the members of DFH LLC. As of March 31, 2021 and December 31, 2020, these units have an aggregate unpaid amount of cumulative preferred distributions of $2,139,473 and $2,102,692, respectively, which is $299.52 and $294.37, respectively, per unit.

The Series B Preferred Units can be redeemed at DFH LLC’s option for $1,000 per unit plus any accrued and unpaid preferred distributions per unit at any time prior to December 31, 2022. The units may also be redeemed at the option of the holder upon a sale of DFH LLC for $1,000 per unit plus any accrued and unpaid preferred distributions. As the units are not currently probable of becoming redeemable outside the Company’s control, no accretion has been recorded.

Redeemable Convertible Series C Preferred Units
In April 2020, the Company redeemed 1,000 Series C Preferred Units for $1,000,000 plus accrued unpaid preferred distributions of $62,500. On January 27, 2021, the Company redeemed all of the outstanding Series C Preferred Units for $26.0 million, including $0.5 million of discounted costs, plus accrued unpaid preferred distributions of $0.2 million.

8.	Equity-Based Compensation

Dream Finders Homes, Inc.
On January 20, 2021, the Board of Directors approved and adopted the DFH, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan is administered by the Compensation Committee of the Board of Directors, and authorizes the Company to grant incentive stock-based awards. The Company granted 759,709 restricted stock grants to certain executives and directors, which had a weighted-average grant date fair value of $23.15 per share, in conjunction with the adoption of the 2021 Plan. These stock grants vest over a period of three years of continuous service, commencing on the date of the grant and vesting ratably in one third increments at the end of each quarter of a three year term. The fair value of these grants was derived by using the closing stock price on the date of the grant. Expense related to equity-based compensation under this plan was $1,108,238 and $0 for the three months ended March 31, 2021 and 2020. As of March 31, 2021 and December 31, 2020, the total unrecognized compensation expense under the 2021 Plan was $16,495,086 and $0, which will be recognized over a weighted-average period of 2.8 years.

Dream Finders Holdings LLC
In January 2021, certain common non-voting units in DFH LLC were converted into shares of the Company’s Class A common stock and Class B common stock. As a result, DFH LLC expensed the remaining unrecognized stock compensation expense associated with these units in the amount of $1,240,309 for the three months ended March 31, 2021. Expense related to equity-based compensation was $223,750 for the three months ended March 31, 2020.

As of December 31, 2020, the Company had 3,532 non-vesting, non-common units issued to employees, valued at $4,741,657, which converted into shares of the Company’s Class A common stock on January 21, 2021.

9.	Variable Interest Entities and Investments in Other Entities

The Company holds investments in certain limited partnerships and similar entities that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located. The Company also has an interest in one unconsolidated VIE, Jet Home Loans LLC, where the primary activities include underwriting, originating and selling home mortgages. The Company’s VIEs are funded by initial capital contributions from the Company, as well as its other partners and generally do not have significant debt. The primary risk of loss associated with the Company’s involvement in these VIEs is limited to the Company’s initial capital contributions due to bankruptcy or insolvency of the VIE; however, management has deemed the likelihood of this to be remote. The maximum exposure to loss related to the VIEs is disclosed below for both consolidated and unconsolidated VIEs, which equals the Company’s capital investment in each entity.

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

Consolidated VIEs
For VIEs that the Company does consolidate, management has the power to direct the activities that most significantly impact the VIE’s economic performance. The Company typically serves as the party with homebuilding expertise in the VIE. The Company does not guarantee the debts of the VIEs, and creditors of the VIEs have no recourse against the Company. Certain joint ventures were deconsolidated during the three months ended March 31, 2021 and did not have a material impact to the Company’s financial statements. There were no entities that were deconsolidated during the three months ended March 31, 2020. There were no new consolidated VIEs during the three months ended March 31, 2021 or 2020.

The table below displays the carrying amounts of the assets and liabilities related to the consolidated VIEs:

	As of March 31,	As of December 31,
Consolidated	2021	2020
Assets	$28,288,648	$50,982,111
Liabilities	$11,469,575	$20,114,132

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

The table below shows the Company’s investment in the unconsolidated VIEs:

	As of March 31,	As of December 31,
Unconsolidated	2021	2020
Jet Home Loans	5,604,482	3,872,089
Total investment in unconsolidated VIEs	$5,604,482	$3,872,089
Other equity method investments	592,565	673,260
Total equity method investments	$6,197,047	$4,545,349

Lot Option Contracts
The Company generally does not engage in the land development business. Instead, we employ an asset-light land financing strategy, providing us optionality to purchase lots on a ‘‘just-in-time’’ basis for construction and affording us flexibility to acquire lots at a rate that matches the expected sales pace in a given community at predetermined market prices from various land bank entities. We typically execute this strategy through the purchase of finished lot option and land bank option contracts, which require deposits in the form of cash or letters of credit.

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

The deposit placed by us pursuant to the lot option contracts is deemed to be a variable interest in the respective land bank entities. Certain of those land bank entities are deemed to be VIEs. Therefore, the land bank entities with which we enter into lot option contracts are evaluated for possible consolidation by the Company.

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

We possess no more than limited protective legal rights through the lot option contracts in the specific finished lots that we are purchasing, and we possess no participative rights in the land bank entities. Accordingly, we do not have the power to direct the activities of a land bank entity that most significantly impact its economic performance. For the aforementioned reasons, the Company concluded that it is not the primary beneficiary of the land bank entities with which it enters into lot option contracts, and therefore the Company does not consolidate any of these VIEs. The Company’s total risk of loss related to lot option contracts was $91,690,711 and $66,272,347 as of March 31, 2021 and December 31, 2020, respectively.

10.	Income Taxes

As a result of the IPO and the Corporate Reorganization completed in January 2021, we own all of the Common Units of DFH LLC, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, DFH LLC is generally not subject to U.S. federal and certain state and local income taxes.  Any taxable income or loss generated by DFH LLC is passed through to and included in the taxable income or loss of its member, Dream Finders Homes, Inc., in accordance with the terms of the Operating Agreement. We are a corporation subject to U.S. federal income taxes, in additional to state and local income taxes, based on our share of DFH LLC’s pass-through taxable income.

The provision for income taxes consists of the following:

Three Months Ended March 31,
2021
Current:
Federal	$3,514,733
State	1,347,719
Deferred:
Federal	(14,861)
State	(31,109)
Income tax expense	$4,816,482

Deferred income taxes on our Consolidated Balance Sheets were comprised of the following:

Three Months Ended March 31,
2021
Deferred tax assets:
Accrued warranty	$980,897
Property and equipment	257,608
Total deferred tax assets	1,238,505
Less: Deferred tax liabilities	(667,228)
Net deferred tax asset	$571,277

Deferred tax assets arise principally as a result of various accruals required for financial reporting purposes which are not currently deductible for tax return purposes.

Management believes that we will have sufficient future taxable income to make it more likely than not that the net deferred tax assets will be realized. As of March 31, 2021, the Company had no valuation allowance recorded against deferred tax assets. Taxable income is estimated to be approximately $20,937,127 for the three months ended March 31, 2021, and was $0 for the three months ended March 31, 2020 as the Company did not exist at such time and DFH LLC was treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, DFH LLC is generally not subject to U.S. federal and certain state and local income taxes.

A reconciliation of income taxes computed at the federal statutory rate (21% in 2021) to income tax expense is as follows:

	Three Months Ended March 31,
	2021	Effective Rate
Income taxes computed at the federal statutory rate	$4,396,797	21%
State income taxes, net of federal income tax benefit(1)	1,040,122	5%
Permanent difference	962,723	5%
Estimate of federal tax credits(1)	(1,583,160)	-8%
Income tax expense	$4,816,482	23%

(1) Primarily attributable to tax benefits from certain energy tax credits for the three months ended March 31, 2021, following the enactment of the Tax Cuts and Jobs Act in December 2017.

Our effective tax rate in 2021 and 2020 is estimated to be 23% and 0%, respectively as the Company did not exist and DFH LLC was treated as a partnership for U.S. federal and most applicable state and local income tax purposes.

We file a consolidated U.S. federal income tax return, as well as state and local tax returns in all jurisdictions where we maintain operations.

11.	Segment Reporting

The Company operates in the homebuilding business and is organized and reported by division. There are twelve operating segments and seven reportable segments: the Carolinas (H&H), Jacksonville, Orlando, Denver and Washington DC (“DC Metro”), the Company’s homebuilding operations, and Jet Home Loans LLC (“Jet”), the Company’s mortgage operations. The Company includes Century Homes data acquired within the Orlando segment. The revenues of each remaining operating segment are not material and will be combined into an “Other” category for the purposes of segment reporting. The corporate component of the Company’s operations, which is not considered an operating segment, is also combined into the “Other” category.

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

The Company’s mortgage operations are conducted through Jet, which is a licensed home mortgage broker that underwrites, originates and sells mortgages to FBC Mortgage LLC, an Orlando-based mortgage lender. The Company owns 49% of Jet, and FBC Mortgage, LLC owns the remaining 51%. Jet is accounted for as an equity method investment.

Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

The following tables summarize home sale revenues and net and comprehensive income by segment for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
Revenues:	2021	2020
The Carolinas (H&H)	98,503,439	-
Jacksonville	96,581,156	78,325,635
Orlando	64,435,595	7,841,820
Colorado	15,210,130	21,661,356
DC Metro	13,948,185	27,520,055
Jet Home Loans	7,019,453	6,767,000
Other	54,881,860	53,389,567
Total segment revenues	$350,579,818	$195,505,433

Reconciling items from equity method investments	(7,019,453)	(6,767,000)

Consolidated revenues	$343,560,365	$188,738,433

	For the Three Months Ended March 31,
Net and comprehensive income:	2021	2020
The Carolinas (H&H)	4,150,391	-
Jacksonville	8,208,925	6,372,571
Orlando	5,328,486	(626,648)
Colorado	454,831	1,991,039
DC Metro	389,479	64,059
Jet Home Loans	2,832,285	2,774,128
Other	(1,965,329)	(1,389,916)
Total segment net and comprehensive income	$19,399,068	$9,185,233

Reconciling items from equity method investments	(3,278,423)	(2,605,199)

Consolidated net and comprehensive income	$16,120,645	$6,580,034

Net and comprehensive losses related to the Company’s Other segments are primarily attributable to unallocated corporate expenses, of which $4.9 million is related to corporate selling, general and administrative expenses and expenses associated with the IPO.

The following table summarizes Company assets by segment as of March 31, 2021 and December 31, 2020:

	As of March 31,	As of December 31,
Assets:	2021	2020
The Carolinas (H&H)	180,395,236	161,242,384
Jacksonville	71,189,207	162,668,740
Orlando	115,056,816	77,299,028
Colorado	47,026,053	51,605,969
DC Metro	59,695,352	41,327,694
Jet Home Loans	180,591,753	38,696,793
Other (1)	266,775,535	235,664,336
Total segment assets	$920,729,952	$768,504,944

Reconciling items from equity method investments	(54,007,463)	(34,824,703)

Consolidated assets	$866,722,489	$733,680,241

(1)
Other includes the Company’s title operations, homebuilding operations in non-reportable segments, operations of the corporate component, and corporate assets such as cash and cash equivalents, cash held in trust, prepaid insurance, operating and financing leases, lot deposits, goodwill, as well as property and equipment.

12.	Fair Value Disclosures

ASC 820, Fair Value Measurement, defines fair value as the price that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date and requires assets and liabilities to be carried at fair value.

GAAP assigns a fair value hierarchy to the inputs used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs.

Fair value measurements may be utilized on a nonrecurring basis, such as for purchase accounting, inventory, and the impairment of long-lived assets and goodwill. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and construction lines of credit, approximate their carrying amounts due to the short-term nature of these instruments.

13.	Related Party Transactions

During the three months ended March 31, 2021 and 2020, the Company entered into or participated in related party transactions. The majority of these transactions were entered into to control finished lots for homebuilding. In addition, the Company has built and sold homes for employees and members of their immediate families.

Consolidated Joint Ventures
The Company has entered into joint venture arrangements to acquire land, finished lots and build homes. Certain members of DFH LLC and directors and members of management of the Company, have invested in these joint ventures and some are limited partners in these joint ventures. DFH Investors LLC (which owned 15,400 Series A Preferred Units, representing 11.65% of the membership interest in DFH LLC, prior to the Corporate Reorganization) is the managing member of certain of these joint ventures. The joint ventures are consolidated for accounting purposes. Details of each are included in Note 1.

DF Residential I, LP
DF Residential I, LP (Fund I) is a real estate investment vehicle, organized for the purpose of acquiring and developing finished lots. Dream Finders Homes, LLC, has entered into six joint ventures and ten land bank projects with Fund I since its formation in January 2017. DF Capital Management, LLC (“DF Capital”) is the investment manager in Fund I. The Company owns a 49% membership interest in DF Capital. DF Capital is controlled by unaffiliated parties. Certain directors and executive officers have made investments in Fund I as limited partners. In addition, certain members of management have made investments in Fund I. The total committed capital in Fund I was $36,706,163 as of March 31, 2021 and December 31, 2020. Collectively, the Company’s directors, executive officers and members of management have invested $8,725,000 or 23.77% of the total committed capital of Fund I as of March 31, 2021 and December 31, 2020.

The general partner of Fund I is DF Management GP, LLC (“DF Management”). Dream Finders Homes LLC is one of four members of DF Management with a 26.13% membership interest. Certain members of DFH Investors LLC, including one of the Company’s directors, have a 65.33% membership interest. Collectively, Dream Finders Homes LLC and DFH Investors LLC have invested $1,400,000 in Fund I as of March 31, 2021 and December 31, 2020. This investment represents 3.81% of the total committed capital in Fund I of $36,706,163.

DF Residential II, LP
DF Residential II, LP, a Delaware limited partnership (“Fund II”) initiated its first close on March 11, 2021. DF Management GP II, LLC, a Florida limited liability company, will serve as the general partner of Fund II (the “General Partner”). Fund II has raised capital commitments of approximately $137.0 million to date, and will remain open for a period of at least six months, seeking to raise a total of at least $200 million in capital commitments. DF Capital is the investment manager of Fund II.

The Company indirectly owns 72% of the membership interests in the General Partner and receives 72% of the economic interests. The General Partner is controlled by unaffiliated parties. The Company’s investment commitment in Fund II is $3.0 million or 1.5% of the total expected capital commitment of Fund II.

On March 11, 2021, the Company entered into land bank financing arrangements and a Memorandum of Right of First Offer with Fund II, under which Fund II has an exclusive right of first offer on any land bank financing projects up to $20 million that meet its investment criteria and are undertaken by the Company during Fund II’s investment period.

Certain directors, executive officers and other officers have made investment commitments as limited partners in Fund II in an aggregate amount $30.9 million and $30.8 million, or 15.5% and 15.4%, as of March 31, 2021 and December 31, 2020, respectively, of the total expected capital commitment of Fund II.

Land Bank Transactions with DF Capital
After Fund I was fully committed, DF Capital provided land bank financing in a total of seven further projects and subsequently raised additional commitments from limited partners in Fund I as well as other parties. One of the Company’s officers, invested $180,000 in one of these funds managed by DF Capital as a limited partner in 2019. As of March 31, 2021, funds managed by DF Capital (other than Fund I) controlled an additional 468 lots as a result of these transactions outside of Fund I. As of December 31, 2020, funds managed by DF Capital (other than Fund I) controlled an additional 595 lots as a result of these transactions outside of Fund I. During the three months ended March 31, 2021 and 2020, the Company purchased 127 and 30 of these lots and the outstanding lot deposit balance in relation to these projects was $4,480,813 and $1,100,947, respectively. In addition, the Company paid lot option fees related to these transactions of $178,780 and $157,740 for the three months ended March 31, 2021 and 2020, respectively.

Medley Capital
The holders of the Series B Preferred Units in DFH LLC had an outstanding collateralized loan with the Company for the purposes of land acquisition and development. The loan carried monthly interest at an annual rate of 10%. The outstanding loan balance was $0 and $0 as of March 31, 2021 and December 31, 2020, respectively. On March 4, 2020, the outstanding loan balance plus accrued interest was paid in full for a total of $4,676,251. In connection with the loan payoff, the holders released back to the Company reserve funds in the amount of $492,472.

Varde Capital
Certain DF Capital joint ventures in which the Company is a member have entered into lending arrangements with the holders of the Series C Preferred Units in DFH LLC. The Varde Private Debt Opportunities Fund (On Shore), L.P. (Varde Capital) has a loan with a principal amount of $18,000,000, whose borrowers are DFC East Village, LLC, DFC Seminole Crossing, LLC and DFC Sterling Ranch, LLC. These joint ventures are between Fund I and the Company. As of March 31, 2021 and December 31, 2020, the outstanding loan balance was $1,056,815 and $1,700,000, respectively.

In addition, DFH LLC and DF Capital are, individually and collectively, the “Guarantor” in favor of the Varde Private Debt Opportunities Fund (On Shore), L.P. in connection with this loan agreement. The DFH LLC guarantee provides additional assurance to Varde Capital, as they have recourse to the assets of the Company beyond the pledged collateral in the joint ventures to be made whole in instances of default. The Company believes an event of default is unlikely.

Jet Home Loans
Jet performs mortgage origination activities for the Company. Jet underwrites and originates home mortgages for Company customers and non-Company customers. The Company owns 49% of Jet, but is not the primary beneficiary. Jet is accounted for under the equity method and is a related party of the Company.

Sales to Employees and Related Parties
From time to time, the Company builds homes for employees and related parties. For the three months ended March 31, 2021 and 2020, the Company delivered 1 and 3 homes, respectively, to employees and related parties generating gross revenues of $722,469 and $1,200,876, respectively.

Guarantees
Dream Finders Homes LLC is a limited Guarantor in favor of Flagstar Bank (Lender), in connection with a loan of $5,670,000 and $5,670,000 to DFC Seminole Crossing, LLC (Borrower) as of March 31, 2021 and December 31, 2020, respectively. The latter is a joint venture between the Company and DF Capital. The guaranty is a Limited Recourse Carve-out (Guaranty). There was no consideration provided by DF Capital to the Company for this guaranty. The Dream Finders Holdings LLC guarantee provides additional assurance to Flagstar Bank, as they have recourse to the assets of the Company beyond the pledged collateral in the joint venture to be made whole in instances of default. The Company believes an event of default is unlikely.

14.	Earnings per Share

The following weighted-average shares and share equivalents were used to calculate basic and diluted earnings per share for the three months ended March 31, 2021:

For the Three Months Ended March 31,
2021
Net and comprehensive income attributable to Dream Finders Homes, Inc.	16,120,645
Less: Preferred distributions	855,704
Add: Loss prior to reorganization attributable to DFH LLC members	(1,244,083)
Net and comprehensive income attributable to common stockholders	16,509,024

Weighted-average number of shares outstanding used to calculate basic EPS	92,521,482
Dilutive securities:
Restricted stock	75,478
Weighted-average number of shares and share equivalents outstanding used to calculate diluted EPS	92,596,960

The Corporate Reorganization created the current capital structure of DFH, Inc. Therefore, the net income per share for DFH, Inc. is not shown for the fiscal years ended December 31, 2020.  In addition, the basic and diluted net income per share only includes earnings subsequent to January 21, 2021, the date of the Corporate Reorganization.

The total outstanding shares of common stock are made up of Class A common stock and Class B common stock, which participate equally in their ratable ownership share of the Company. Basic net income per share is calculated by dividing net income attributable to DFH, Inc. for the period subsequent to the Corporate Reorganization, by the weighted-average number of shares of Class A common stock and Class B common stock outstanding for the period. Diluted net income per share has been calculated in a manner consistent with that of basic net income per share while giving effect to shares of potentially dilutive restricted stock grants outstanding during the period.

15.	Subsequent Events

The Company has evaluated subsequent events through May 17, 2021, the date the financial statements were issued, and no additional matters were identified requiring recognition or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

We design, build and sell homes in high growth markets, including Charlotte, Raleigh, Jacksonville, Orlando, Denver, the Washington D.C. metropolitan area and Austin. We employ an asset-light lot acquisition strategy with a focus on the design, construction and sale of single-family entry-level, first-time move-up and second-time move-up homes. To fully serve our homebuyer customers and capture ancillary business opportunities, we also offer title insurance and mortgage banking solutions (our Jet Home Loans segment) through our mortgage banking joint venture, Jet Home Loans, LLC (“Jet LLC”).

Our asset-light lot acquisition strategy enables us to generally purchase land in a “just-in-time” manner with reduced up-front capital commitments, which in turn has increased our inventory turnover rate, enhanced our strong returns on equity and contributed to our impressive growth.

We are engaged in the design, construction and sale of new homes in the following markets:

•	Charlotte, NC, Fayetteville, NC, Raleigh, NC, Greensboro, NC, High Point, NC and Winston-Salem, NC (“The Carolinas” or “H&H Homes”)
•	Jacksonville, FL
•	Orlando, FL
•	Denver, CO
•	Washington D.C. metropolitan area (“DC Metro”)
•	Austin, TX, Savannah, GA and Village Park Homes (“Other”)

Since breaking ground on our first home on January 1, 2009 during an unprecedented downturn in the U.S. homebuilding industry, we have closed over 11,000 home sales through March 31, 2021 and have been profitable every year since inception. During the three months ended March 31, 2021, we received 2,010 net new orders, an increase of 1,162, or 137.0%, as compared to the 848 net new orders received for the three months ended March 31, 2020. For the three months ended March 31, 2021, we closed 1,002 homes, an increase of 487, or 94.6%, as compared to the 515 homes closed for the three months ended March 31, 2020. As of March 31, 2021, our backlog of sold homes was 3,612. In addition, as of March 31, 2021, we owned and controlled over 26,000 lots. Our owned and controlled lot supply is a critical input to the future revenue of our business. We sell homes under the Dream Finders Homes, DF Luxury, H&H Homes, Village Park Homes and Century Homes brands.

COVID-19 Impact

The ongoing coronavirus (COVID-19) outbreak may significantly worsen in the United States, which may cause federal, state and local governments to reconsider restrictions on business and social activities. In the event governments increase restrictions, the re-opening of the economy may be further curtailed. We have experienced some resulting disruptions to our business operations, as these restrictions have significantly impacted, and may continue to impact, many sectors of the economy, with various businesses curtailing or ceasing normal operations and subsequently attempting to resume operations.

Our primary focus remains on doing everything we can to ensure the safety and well-being of our employees, customers and trade partners. While COVID-19 infection rates, hospitalizations and deaths declined in certain parts of the country since the initial surge in April and May 2020, infection rates increased significantly in other parts of the country, including in Florida and Texas during June and July 2020, two states that account for a significant portion of our homebuilding business. Residential construction has been deemed an essential business in each of our markets throughout the COVID-19 pandemic. In addition, state and/or local governments in each of our markets have instituted social distancing measures and other restrictions, which have resulted in significant changes to the way we conduct business. In all markets where we are permitted to operate, we are operating in accordance with the guidelines issued by the Centers for Disease Control and Prevention, as well as state and local guidelines.

Despite the encouraging rebound in our net new orders since April 2020 and the continued trend of elevated sales per community through the end of April 2021, we cannot be certain that these positive trends will continue if COVID-19 infections and related hospitalizations and deaths continue to grow in our core markets or that we will be able to convert net new orders into home closings. There is uncertainty regarding the extent and timing of the disruption to our business that may result from the COVID-19 pandemic and any related governmental actions. There is also uncertainty as to the effects of the COVID-19 pandemic and related economic relief efforts on the U.S. economy, unemployment, consumer confidence, demand for our homes and the mortgage market, including lending standards, interest rates and secondary mortgage markets. We are unable to predict the extent to which this will impact our operational and financial performance, including the impact of future developments such as the duration and spread of the COVID-19 virus, corresponding governmental actions (including as a result of the change in the U.S. presidential administration) and the impact of such on our employees, customers and trade partners.

For more information, see Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Recent Developments

Initial Public Offering

On January 25, 2021, we completed the IPO of 11,040,000 shares of our Class A common stock at a price to the public of $13.00 per share, which was conducted pursuant to our Registration Statement on Form S-1 (File No. 333-251612), as amended, that was declared effective on January 20, 2021. The IPO provided us with net proceeds of $133.5 million. On January 25, 2021, we used the net proceeds from the IPO, cash on hand and borrowings under our Credit Agreement to repay (i) all borrowings under our then-existing 34 separate secured vertical construction lines of credit facilities totaling $320.0 million and upon such repayment terminated such facilities and (ii) the bridge loan from Boston Omaha Investments LLC (the “BOMN Bridge Loan”) that was used to finance the acquisition of H&H Homes, totaling $20.0 million, plus contractual interest of $0.6 million.

Corporate Reorganization

In connection with the IPO and pursuant to the terms of the Agreement and Plan of Merger by and among the Company, DFH LLC and DFH Merger Sub LLC, a Delaware limited liability company and direct, wholly owned subsidiary of the Company, DFH Merger Sub LLC merged with and into DFH LLC with DFH LLC as the surviving entity (the “Merger”). As a result of the Merger, all of the outstanding non-voting common units and Series A preferred units of DFH LLC converted into 21,255,329 shares of Class A common stock of the Company, all of the outstanding common units of DFH LLC converted into 60,226,153 shares of Class B common stock of the Company and all of the outstanding Series B preferred units and Series C preferred units of DFH LLC remained outstanding as Series B preferred units and Series C preferred units of DFH LLC, as the surviving entity in the Merger. We refer to this and certain other related events and transactions, as the “Corporate Reorganization”. In connection with the Corporate Reorganization, we made distributions to the members of DFH LLC for estimated federal income taxes of approximately $28.0 million on earnings of our predecessor, DFH LLC (which was a pass-through entity for tax purposes), for the period from January 1, 2020 through January 21, 2021 (the date of the Corporate Reorganization).

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

Century Acquisition

During the three months ended March 31, 2021, we increased our market presence in the Orlando, Florida market with our acquisition (the “Century Acquisition”) of Century Homes Florida, LLC (“Century Homes”). Effective as of January 31, 2021, we consummated the first phase of the Century Acquisition of Orlando-based homebuilder Century Homes from Tavistock Development Company (“Tavistock”). We paid $35.5 million to acquire 134 units under construction and 229 finished lots on which we expect to begin construction during 2021 and 2022. The Company funded the entire purchase price of the Century Acquisition with cash on hand and borrowings under our Credit Agreement.

Key Results

Key financial results as of and for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, were as follows:

•	Revenues increased 82.0% to $343.6 million from $188.7 million.

•	Net new orders increased 137.0% to 2,010 net new orders from 848 net new orders.

•	Homes closed increased 94.6% to 1,002 homes from 515 homes.

•	Backlog of sold homes increased 212.7% to 3,612 homes from 1,155 homes.

•	Average sales price of homes closed decreased 7.3% to $335,986 from $362,591.

•	Gross margin as a percentage of home sales revenues increased to 14.9% from 12.8%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 22.2% from 20.8%.

•	Net and comprehensive income increased 126.4% to $17.6 million from $7.8 million.

•	Net and comprehensive income attributable to Dream Finders Homes, Inc. increased 145.0% to $16.1 million from $6.6 million.

•	EBITDA (non-GAAP) as a percentage of home sales revenues increased to 9.4% from 7.5%.

•	Active communities at March 31, 2021 increased to 120 from 83 at March 31, 2020.

•	Total owned and controlled lots increased 18.0% to 26,438 lots at March 31, 2021 from 22,407 lots at December 31, 2020.

•	Return on equity was 37.4% for the trailing twelve months ended March 31, 2021, compared to 36.7% for the same period in the prior year.

For reconciliations of the non-GAAP financial measures, adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Financial Measures.”

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table sets forth our results of operations for the periods indicated:

	For the Three Months Ended March 31, (unaudited)
	2021	2020	Amount Change	% Change
Revenues	$343,560,365	$188,738,433	$154,821,932	82.0%
Cost of sales	291,036,761	163,745,683	127,291,078	77.7%
Selling, general and administrative expense	28,148,956	17,518,785	10,630,171	60.7%
Income from equity in earnings of unconsolidated entities	(1,732,393)	(1,359,388)	(373,005)	27.4%
Gain on sale of assets	(65,517)	(34,095)	(31,422)	92.2%
Loss on extinguishment of debt	697,423	-	697,423	100.0%
Other Income	(482,219)	(134,061)	(348,159)	259.7%
Other expense	2,903,048	1,195,311	1,707,738	142.9%
Interest expense	641,861	35,705	606,156	1697.7%
Income before taxes	$22,412,445	$7,770,493	$14,641,952	188.4%
Income tax expense	4,816,482	-	4,816,482	100.0%
Net and comprehensive income	$17,595,963	$7,770,493	$9,825,470	126.4%

Net and comprehensive income attributable to non-controlling interests	(1,475,318)	(1,190,459)	(284,859)	23.9%
Net and comprehensive income attributable to Dream Finders Homes, Inc.	16,120,645	6,580,034	9,540,611	145.0%

Earnings per share(6)
Basic	$0.18	$-	$0.18	100.0%
Diluted	$0.18	$-	$0.18	100.0%
Weighted-average number of shares
Basic	92,521,482	-	92,521,482	100.0%
Diluted	92,596,960	-	92,596,960	100.0%
Consolidated Balance Sheets Data (at period end):
Cash and cash equivalents	$42,303,231	$11,503,283	$30,799,948	267.7%
Total assets	$866,722,489	$489,938,177	$376,784,312	76.9%
Long-term debt	$323,880,300	$225,050,866	$94,565,666	42.0%
Finance lease liabilities	$305,987	$466,312	$(160,325)	-34.4%
Preferred mezzanine equity	$6,515,415	$53,435,881	$(46,920,466)	-87.8%
Common mezzanine equity	$-	$16,701,797	$(16,701,797)	-100.0%
Common members' equity	$-	$61,476,244	$(61,476,244)	-100.0%
Common stock - Class A	$322,953	$-	$322,953	100.0%
Common stock - Class B	$602,262	$-	$602,262	100.0%
Additional paid-in capital	$253,837,981	$-	$253,837,981	100.0%
Retained earnings	$17,224,902	$-	$17,224,902	100.0%
Non-controlling interests	$21,696,487	$30,091,204	$(8,394,717)	-27.9%

Other Financial and Operating Data
Active communities at end of period(1)	120	83	37	44.6%
Home closings	1,002	515	487	94.6%
Average sales price of homes closed(7)	$335,986	$362,591	$(26,604)	-7.3%
Net new orders	2,010	848	1,162	137.0%
Cancellation rate	8.1%	11.8%	-3.7%	-31.4%
Backlog (at period end) - homes	3,612	1,155	2,457	212.7%
Backlog (at period end, in thousands) - value	$1,356,436	$441,903	$914,533	207.0%
Gross margin(2)	$51,130,202	$24,028,118	$27,102,084	112.8%
Gross margin %(3)	14.9%	12.8%	2.1%	16.6%
Net profit margin	4.7%	3.5%	1.2%	34.6%
Adjusted gross margin(2)	$75,854,588	$39,005,221	$36,849,367	94.5%
Adjusted gross margin %(3)	22.2%	20.8%	1.4%	6.6%
EBITDA(3)	$32,333,020	$19,054,453	$13,278,566	69.7%
EBITDA margin %(3)	9.4%	7.5%	1.9%	25.5%

(1)	A community becomes active once the model is completed or the community has its fifth sale. A community becomes inactive when it has fewer than five units remaining to sell.
(2)	Gross margin is home sales revenue less cost of sales.
(3)	Calculated as a percentage of home sales revenue.
(4)
Adjusted gross margin and EBITDA are non-GAAP financial measures. For definitions of adjusted gross margin and EBITDA and a reconciliation to our most directly comparable financial measures calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

(5)	Calculated as a percentage of revenues.
(6)
For the first quarter of 2021, the Company calculated earnings per share (“EPS”) based on net income attributable to common stockholders for the period January 21, 2021 through March 31, 2021 over the weighted average diluted shares outstanding for the same period. EPS was calculated prospectively for the period subsequent to the IPO and Corporate Reorganization as described in Note 1 – Nature of Business and Significant Accounting Policies, resulting in 92,521,482 shares of common stock outstanding as of the closing of the IPO. The total outstanding shares of common stock are made up of Class A common stock and Class B common stock, which participate equally in their ratable ownership share of the Company. As of March 31, 2021, the diluted shares of common stock outstanding were 92,596,960.

(7)	Average selling price of homes closed is calculated based on home sales revenue, excluding the impact of deposit forfeitures and percentage of completion revenues, over homes closed.

Revenues. Revenues for the three months ended March 31, 2021 were $343.6 million, an increase of $154.8 million, or 82.0%, from $188.7 million for the three months ended March 31, 2020. The increase in revenues was primarily attributable to an increase in home closings of 487 homes, or 94.6%, during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase in home closings was attributable to a 44.6% increase in active communities to 120 at March 31, 2021 from 83 at March 31, 2020 and an increase in the average monthly sales per community. The average monthly sales per community for the three months ended March 31, 2021 were 5.3, an increase of 1.8, or 52.9%, from 3.4 average monthly sales per community during the three months ended March 31, 2020. In addition, our October 2020 acquisition of the homebuilding business of H&H Constructors of Fayetteville, LLC (“H&H Homes”), a North Carolina limited liability company, contributed 343 home closings and $98.5 million in homebuilding revenues for the three months ended March 31, 2021. The average sales price of homes closed for the three months ended March 31, 2021 was $335,986, a decreased of $26,604 or 7.3%, over an average sales price of homes closed $362,591 for the three months ended March 31, 2020, due to the lower average selling price within the H&H Homes segment.

Cost of Sales and Gross Margin. Cost of sales for the three months ended March 31, 2021 was $291.0 million, an increase of $127.3 million, or 77.7%, from $163.7 million for the three months ended March 31, 2020. The increase in the cost of sales is primarily due to the increase in home closings for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Gross margin for the three months ended March 31, 2021 was $51.1 million, an increase of $27.1 million, or 112.8%, from $24.0 million for the three months ended March 31, 2020. Gross margin as a percentage of home sales revenue was 14.9% for the three months ended March 31, 2021, an increase of 210 basis points, or 16.6%, from 12.8% for the three months ended March 31, 2020. The increase in gross margin percentage is attributable to price increases on comparable homes closed during the current period and lower cost of funds on our construction financing.

Adjusted Gross Margin. Adjusted gross margin for the three months ended March 31, 2021 was $75.9 million, an increase of $36.9 million, or 94.5%, from $39.0 million for the three months ended March 31, 2020. Adjusted gross margin as a percentage of home sales revenue for the three months ended March 31, 2021 was 22.2%, an increase of 140 basis points, or 6.6%, as compared to 20.8% for the three months ended March 31, 2020. The increases in adjusted gross margin and adjusted gross margin percentage were driven by average sales price increases in excess of cost of sales increases. Adjusted gross margin is a non-GAAP financial measure. For the definition of adjusted gross margin and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2021 was $28.1 million, an increase of $10.6 million, or 60.7%, from $17.5 million for the three months ended March 31, 2020. The increase in selling, general and administrative expense was primarily due to the inclusion of $7.4 million in expenses for the operations of H&H Homes for the first quarter of 2021, and $1.2 million in expenses related to the operations of Century Homes. Also contributing to the increase in selling, general and administrative expenses was $1.2 million in expense related to the remeasurement of the contingent consideration liability.

Income from Equity in Earnings of Unconsolidated Entities. Income from equity in earnings of unconsolidated entities for the three months ended March 31, 2021 was $1.7 million, an increase of $0.3 million, or 27.4%, as compared to $1.4 million for the three months ended March 31, 2020. The increase in income from equity in earnings of unconsolidated entities was largely attributable to an increase in the average loan balance funded by Jet Home Loans for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Other Expense. Other expense for the three months ended March 31, 2021 was $2.9 million, an increase of $1.7 million, or 142.9%, as compared to $1.2 million for the three months ended March 31, 2020. The increase in other expenses is primarily attributable to the acceleration of stock compensation expense as a result of the Corporate Reorganization.

Net and Comprehensive Income. Net and comprehensive income for the three months ended March 31, 2021 was $17.6 million, an increase of $9.8 million, or 126.4%, from $7.8 million for the three months ended March 31, 2020. The increase in net and comprehensive income was primarily attributable to an increase in gross margin on homes closed of $27.1 million, or 112.8%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Net and Comprehensive Income Attributable to Dream Finders Homes, Inc. Net and comprehensive income attributable to Dream Finders for the three months ended March 31, 2021 was $16.1 million, an increase of $9.5 million, or 145.0%, from $6.6 million for the three months ended March 31, 2020. The increase was primarily attributable to a significant increase in home closings and gross margin. The change in net and comprehensive income attributable to Dream Finders Homes, Inc. is reduced by $4.8 million in income tax expense (utilizing an effective tax rate of 23%) for the three months ended March 31, 2021, which was not applicable to DFH LLC.

Backlog. Backlog at March 31, 2021 was 3,612 homes valued at approximately $1,356.4 million, an increase of 2,457 homes and $914.5 million, respectively, or 212.7% and 207.0%, respectively, as compared to 1,155 homes valued at approximately $441.9 million at March 31, 2020. The increase in backlog was primarily attributable to an increase in active communities to 120 for the three months ended March 31, 2021, an increase of 37 communities or 44.6%, as compared to 83 for the three months ended March 31, 2020.

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

	For the Three Months Ended March 31,
	2021	As a % of Home Sales Revenue	2020	As a % of Home Sales Revenue .
Revenues	$343,560		$188,738
Other revenue	1,393		965
Home sales revenue	342,167		187,773
Cost of sales	291,037	85.1%	163,746	87.2%
Gross Margin(1)	51,130	14.9%	24,027	12.8%
Interest expense in cost of sales	8,276	2.4%	5,992	3.2%
Amortization in cost of sales(3)	1,175	0.3%	593	0.3%
Commission expense	15,274	4.5%	8,392	4.5%
Adjusted gross margin	75,855	22.2%	39,004	20.8%
Gross margin %(2)	14.9%		12.8%
Adjusted gross margin %(2)	22.2%		20.8%

(1)	Gross margin is home sales revenue less cost of sales.
(2)	Calculated as a percentage of home sales revenues.
(3)	Includes purchase accounting adjustment, as applicable.

EBITDA and Adjusted EBITDA

EBITDA and adjusted EBITDA are not measures of net income as determined by GAAP. EBITDA and adjusted EBITDA are supplemental non-GAAP financial measures used by management and external users of our condensed consolidated financial statements, such as industry analysts, investors, lenders and rating agencies. We define EBITDA as net income before (i) interest income, (ii) capitalized interest expensed in cost of sales, (iii) interest expense, (iv) income tax expense and (v) depreciation and amortization. We define adjusted EBITDA as EBITDA before stock-based compensation expense.

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

	For the Three Months Ended March 31,
	2021	2020
Net income	$16,121	$6,580
Interest income	(4)	(32)
Interest expensed in cost of sales	8,276	5,992
Interest expense	642	36
Income tax expense	4,816	-
Depreciation and amortization	2,478	1,547
EBITDA	$32,329	$14,123
Stock-based compensation expense	2,349	224
Adjusted EBITDA	$34,678	$14,347
EBITDA margin %(1)	9.4%	7.5%
Adjusted EBITDA margin %(1)	10.1%	7.6%

(1)	Calculated as a percentage of revenues.

Backlog, Sales and Closings

A new order (or new sale) is reported when a customer has received preliminary mortgage approval and the sales contract has been signed by the customer, approved by us and secured by a deposit, typically approximately 1-3% of the purchase price of the home. These deposits are typically not refundable, but each customer situation is evaluated individually.

Net new orders are new orders or sales (gross) for the purchase of homes during the period, less cancellations of existing purchase contracts during the period. Our cancellation rate for a given period is calculated as the total number of new (gross) sales purchase contracts canceled during the period divided by the total number of new (gross) sales contracts entered into during the period. Our cancellation rate for the three months ended March 31, 2021 was 8.1% a decrease of 370 basis points when compared to the 11.8% cancellation rate for the three months ended March 31, 2020.

The following table presents information concerning our new home sales, starts and closings in each of our markets for the three months ended March 31, 2021 and 2020.

		For the Three Months Ended March 31,					Period Over Period
	2021(1)			2020			Percent Change
Market	Sales	Starts	Closings	Sales	Starts	Closings	Sales	Starts	Closings
The Carolinas (H&H Homes)	647	413	343	-	-	-	-	-	-
Jacksonville	560	407	295	401	257	257	40%	58%	15%
Orlando	281	173	161	127	97	26	121%	78%	519%
Colorado	139	74	34	94	73	47	48%	1%	-28%
DC Metro	52	32	24	67	48	51	-22%	-33%	-53%
Other(2)	331	289	145	159	166	134	108%	74%	8%
Grand Total	2,010	1,388	1,002	848	641	515	137%	117%	95%

(1)	Includes sales, starts and closings for Century Homes from the acquisition date of January 31, 2021.
(2)	Austin, Savannah, Village Park Homes, Active Adult and Custom Homes.

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

	For the Three Months Ended March 31,
	2021	2020
Net New Orders	2,010	848
Cancellation Rate	8.1%	11.8%

	For the Three Months Ended March 31,
	2021	2020
Ending Backlog - Homes	3,612	1,155
Ending Backlog - Value (in thousands)	$1,356,436	$441,903

Land Acquisition Strategy and Development Process

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

As of March 31, 2021, our lot deposits and investments in finished lot option and land bank contracts were $92.1 million, of which $3.6 million was refundable at our option. As of March 31, 2021, we controlled 22,591 lots under lot option and land bank option contracts.

Owned and Controlled Lots

The following table presents our owned or controlled lots by market and active adult and custom home divisions as of March 31, 2021 and December 31, 2020.

	As of March 31,			As of December 31,
	2021			2020			% Change of
Division	Owned	Controlled	Total	Owned	Controlled	Total	Total
The Carolinas (H&H Homes)	1,281	4,395	5,676	1,348	4,107	5,455	4.1%
Jacksonville	971	5,810	6,781	715	4,445	5,160	31.4%
Orlando	585	2,735	3,320	256	2,504	2,760	20.3%
Colorado	174	4,856	5,030	106	4,145	4,251	18.3%
DC Metro	65	815	880	77	566	643	36.9%
Other(1)	771	3,980	4,751	629	3,509	4,138	14.8%
Grand Total	3,847	22,591	26,438	3,131	19,276	22,407	18.0%

(1)	Includes owned and controlled lots for Century Homes from the acquisition date of January 31, 2021.
(2)	Austin, Savannah, Village Park Homes, Active Adult and Custom Homes.

Owned Real Estate Inventory Status

The following table presents our owned real estate inventory status as of March 31, 2021 and 2020.

	As of March 31, 2021	As of December 31, 2020
Owned Real Estate Inventory Status (1)	% of Owned Real Estate Inventory	% of Owned Real Estate Inventory
Construction in progress and finished homes	89.8%	88.8%
Finished lots and land under development	10.2%	11.2%
Total	100%	100%

(1)	Represents our owned homes under construction, finished lots and capitalized costs related to land under development. Land and lots from consolidated joint ventures are excluded.

Our Active Communities

We define an active community as a community where we have recorded five net new orders or a model home is currently open to customers. A community is no longer active when we have less than five home sites to sell to customers. Active community count is an important metric to forecast future net new orders for our business. As of March 31, 2021, we had 120 active communities, an increase of 37 communities, or 44.6%, when compared to our 83 active communities at March 31, 2020.

Our Mortgage Banking Business

For the three months ended March 31, 2021, our mortgage banking joint venture, Jet LLC, originated and funded 417 home loans with an aggregate principal amount of approximately $146.3 million as compared to 430 home loans with an aggregate principal amount of approximately $122.7 million for the three months ended March 31, 2020. For the three months ended March 31, 2021 and 2020, respectively, Jet LLC had net income of approximately $3.5 million and $2.8 million. Our interest in Jet LLC is accounted for under the equity investment method and is not consolidated in our condensed consolidated financial statements, as we do not control, and are not deemed the primary beneficiary of, the variable interest entities (“VIE”). See “Note 9. Variable Interest Entities and Investments in Other Entities” to our condensed consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for a description of our joint ventures, including those that were determined to be VIEs, and the related accounting treatment.

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

However, increases in the cost of building materials may reduce gross margin to the extent that market conditions prevent the recovery of increased costs through higher home sales prices. The price changes that most significantly influence our operations are price increases in commodities, including lumber. Significant price increases of these materials may negatively impact our cost of sales and, in turn, our net income. For example, in the last 18 months, the cost of lumber has steadily increased due to supply-chain disruptions caused by the closing of lumber mills in response to the COVID-19 pandemic. The recent increases in lumber commodity prices may result in the renewal of our lumber contracts at more expensive rates, which may significantly impact the cost to construct our homes and our business. If the current lumber shortage, and related pricing impacts, continue, our cost of sales and, in turn, our net income could be negatively impacted.

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

Liquidity and Capital Resources

Overview

As of March 31, 2021, we had $42.3 million in cash and cash equivalents (excluding $49.4 million of restricted cash), an increase of $6.8 million, or 19.2%, from $35.5 million as of December 31, 2020. We generate cash from the sale of our inventory and we intend to re-deploy the net cash generated from the sale of inventory to acquire and control land and further grow our operations year over year. We believe that our sources of liquidity are sufficient to satisfy our current commitments.

Immediately following the closing of our IPO, we replaced all of our secured vertical construction lines of credit facilities with our credit agreement (the “Credit Agreement”) with a syndicate of lenders and Bank of America, N.A, as administrative agent, providing for a senior unsecured revolving credit facility which has an initial aggregate commitment of up to $450.0 million and an accordion feature that allows the facility to expand to a borrowing base of up to $750.0 million (our “Credit Facility”). We believe that the consolidation of our indebtedness into a single credit facility will reduce our financing costs, create operating efficiencies and enhance returns.

Our principal uses of capital are lot deposits and purchases, vertical home construction, operating expenses and the payment of routine liabilities. During the three months ended March 31, 2021, we also used cash in hand to make non-recurring payments in relation to the IPO.

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

We actively enter into finished lot option contracts by placing deposits with land sellers of typically 10% or less of the aggregate purchase price of the finished lots. When entering into these contracts, we also agree to purchase finished lots at pre-determined time frames and quantities that match our expected selling pace in the community. For the three months ended March 31, 2021, the majority of these future lot purchases were financed by the Credit Agreement.

From time to time, we also enter into land development arrangements with land sellers, land developers and land bankers. We typically provide a lot deposit of 10% or less, or 15% or less in the case of land bank option contracts, of the total investment required to develop lots that we will have the option to acquire in the future. In these transactions, we also incur lot option fees that have historically been 15% or less of the outstanding capital balance held by the land banker. The initial investment and lot option fees require our ability to allocate liquidity resources to projects that will be not materialize into cash inflows or operating income in the near term. The above cash strategies are designed to allow us to maintain adequate lot supply in our existing markets and support ongoing growth and profitability. As we continue to operate in a low interest rate environment, with consistent increase in the demand for new homes and constrained lot supply compared to population and job growth trends, we intend to continue to re-invest our earnings into our business and focus on expanding our operations. In addition, as the opportunity to purchase finished lots in desired locations becomes increasingly more limited and competitive, we are committed to allocating additional liquidity to land-bank deposits on land development projects, as this strategy mitigates the risks associated with holding undeveloped land on our balance sheet, while allowing us to control adequate lot supply in our key markets to support forecasted growth. As of March 31, 2021, our lot deposits and investments related to finished lot option contracts and land bank option contracts were $92.1 million, including $3.6 million of refundable lot deposits. For the three months ended March 31, 2021, we closed 1,002 homes, acquired 1,444 lots and started construction on 1,388 homes.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$(47,481,723)	$(21,305,692)
Net cash provided by (used in) investing activities	(22,915,714)	(1,123,974)
Net cash provided by (used in) financing activities	76,922,404	(15,318,649)

Net cash used in operating activities was $47.5 million for the three months ended March 31, 2021, an increase of $26.2 million, as compared to $21.3 million of net cash used in operating activities for the three months ended March 31, 2020. The increase in net cash used in operating activities was driven by an increase of $36.7 million in inventories and an increase in lot deposits of $25.0 million as the Company deploys its available cash from the Credit Agreement into future growth, partially offset by higher deposits of $13.1 million received from customers and the increase in net income generated on home closings.

Net cash used in investing activities was $22.9 million for the three months ended March 31, 2021, an increase of $21.8 million, as compared to $1.1 million of cash used in investing activities for the three months ended March 31, 2020. The increase in net cash used in investing activities was primarily attributable to the acquisition of Century Homes during the first quarter of 2021.

Net cash provided by financing activities was $76.9 million for the three months ended March 31, 2021, an increase of $92.2 million, as compared to $15.3 million of cash used in financing activities for the three months ended March 31, 2020. The increase in net cash used in financing activities was primarily attributable to the Corporate Reorganization, which was partially offset by the redemption of the Series C preferred units of DFH LLC of $26.2 million, and payments to terminate the Company’s historical vertical construction lines of credit and notes payable, including the $20.0 million bridge loan utilized in funding the H&H Acquisition, in connection with the new unsecured Credit Agreement.

Credit Facilities and Financial Guarantees

As of March 31, 2021, under our Credit Facility we had a maximum availability of $442.5 million and an outstanding balance of $320.0 million. As of December 31, 2020, we had 34 vertical construction lines of credit facilities with a cumulative maximum availability of $763.0 million and an aggregate outstanding balance of $289.9 million. Historically, our vertical construction lines of credit facilities were fully collateralized by finished lots and homes under construction and were personally guaranteed by Patrick Zalupski, our founder, President, Chief Executive Officer and Chairman of our Board of Directors.

Series C Preferred Units

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

As of March 31, 2021, we owned and controlled 26,438 lots through finished lot option contracts and land bank option contracts. Our entire risk of loss pertaining to the aggregate purchase price of contractual commitments resulting from our non-performance under our finished lot option contracts and land bank option contracts is limited to approximately $92.1 million in deposits and investments made as of March 31, 2021—$91.7 million of lot deposits, including $3.6 million of refundable lot deposits pertaining to deals that are still in the due diligence inspection period.

Surety Bonds and Letters of Credit

We enter into letter of credit and surety bond arrangements with local municipalities, government agencies and land developers. These arrangements relate to certain performance-related obligations and serve as security for certain land option agreements. At March 31, 2021, we had outstanding letters of credit and surety bonds totaling $2.1 million and $31.9 million, respectively. We believe we will fulfill our obligations under the related arrangements and do not anticipate any material losses under these letters of credit or surety bonds.

Contractual Obligations

As of March 31, 2021, there have been no material changes to our contractual obligations appearing in the “Contractual Obligations, Commitments and Contingencies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with GAAP. Our critical accounting policies are those that we believe have the most significant impact to the presentation of our financial position and results of operations and that require the most difficult, subjective or complex judgments. In many cases, the accounting treatment of a transaction is specifically dictated by GAAP without the need for the application of judgment.

In certain circumstances, however, the preparation of condensed consolidated financial statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

We believe that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2021 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Cautionary Statement about Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q includes “forward-looking statements.” Many statements included in this Quarterly Report on Form 10-Q are not statements of historical fact, including statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “projection,” “should” or “will” or the negative thereof or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	decline in the financial performance of our joint ventures, our lack of sole decision-making authority thereof and maintenance of relationships with our joint venture partners;

•	negative publicity or poor relations with the residents of our projects;

•	existing and future warranty and liability claims;

•	existing and future litigation, arbitration or other claims;

•	availability of qualified personnel and third-party contractors and subcontractors;

•	information system failures, cyber incidents or breaches in security;

•	our ability to retain our key personnel;

•	our ability to maintain an effective system of internal control and produce timely and accurate financial statements or comply with applicable regulations;

•	our leverage and future debt service obligations;

•	the impact on our business of any future government shutdown;

•	the impact on our business of acts of war or terrorism;

•	our reliance on dividends, distributions and other payments from our subsidiaries to meet our obligations;

•	other risks and uncertainties inherent in our business;

•	other factors we discuss under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and

•	the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the operation of our business. These risks include, but are not limited to, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Should one or more of the risks or uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, expressed or implied, included in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

On January 25, 2021, we entered into the Credit Agreement, providing for a senior unsecured revolving credit facility, which has an initial aggregate commitment of up to $450.0 million. As of March 31, 2021, we had $320.0 million of indebtedness outstanding under our Credit Facility. The Credit Agreement includes provisions for any existing lender to, at the Company’s request, increase its revolving commitment under the Credit Agreement, add new revolving loan tranches under the Credit Agreement or add new term loan tranches under the Credit Agreement, in all cases not to exceed an aggregate of $300.0 million. The Credit Agreement provides for interest rate options on advances at rates equal to either: (a) in the case of base rate advances, the highest of (1) Bank of America, N.A.’s announced “prime rate”, (2) the federal funds rate plus 0.5%, and (3) the one-month LIBOR plus 1.0%, in each case not to be less than 1.5%; or (b) in the case of Eurodollar rate advances, the reserve adjusted LIBOR, not to be less than 0.5%. Borrowings under the Credit Agreement bear interest at the interest rate option plus an applicable margin ranging from (i) 2.00% to 2.75% per annum for base rate advances and (ii) 3.00% to 3.75% per annum for Eurodollar rate advances. The applicable margin will vary depending on the Company’s debt to capitalization ratio.

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

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer identified three material weaknesses in our internal control over financial reporting. We did not document the design or operation of an effective control environment commensurate with the financial reporting requirements of an SEC registrant. Specifically, we did not design and maintain adequate formal documentation of certain policies and procedures, controls over the segregation and duties within our financial reporting function and the preparation and review of journal entries. In addition, we did not design or maintain effective control activities that contributed to the following additional material weaknesses; we did not design control activities to adequately address identified risks, evidence of performance, or operate at a sufficient level of precision that would identify material misstatements to our financial statements and we did not design and maintain effective controls over certain IT general controls for information systems that are relevant to the preparation of our financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. See “Risk Factors—We have identified material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Each of the material weaknesses described above involve control deficiencies that could result in a misstatement of one or more account balances or disclosures that would result in a material misstatement to our annual or interim condensed consolidated financial statements that would not be prevented or detected, and, accordingly, we determined that these control deficiencies constitute material weaknesses.

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

While we believe these efforts will improve our internal control over financial reporting and address the underlying causes of the material weaknesses, such material weaknesses will not be remediated until our remediation plan has been fully implemented, and we have concluded that our controls are operating effectively for a sufficient period of time. As of March 31, 2021, disclosure controls and procedures were not effective.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to the Company’s legal proceedings. You should carefully read and consider the legal proceedings set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which contains descriptions of significant legal proceedings that may affect our business.

ITEM 1A.	RISK FACTORS

There are numerous factors that affect our business and results of operations, many of which are beyond our control. You should carefully read and consider the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which contains descriptions of significant risks that have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 25, 2021, we completed the IPO of 11,040,000 shares of our Class A common stock at a price to the public of $13.00 per share, which was conducted pursuant to our Registration Statement on Form S-1 (File No. 333-251612), as amended, that was declared effective on January 20, 2021. The IPO provided us with net proceeds of $133.5 million. On January 25, 2021, we used the net proceeds from the IPO, cash on hand and borrowings under our Credit Agreement to repay (i) all borrowings under our then-existing 34 separate secured vertical construction lines of credit facilities totaling $319.0 million and upon such repayment terminated such facilities and (ii) the BOMN Bridge Loan was used to finance the acquisition of H&H Homes, totaling $20.0 million, plus contractual interest of $0.6 million. The representatives of the underwriters of the IPO were BofA Securities, Inc., RBC Capital Markets, LLC and BTIG, LLC.

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of January 20, 2021, by and among Dream Finders Homes, Inc., Dream Finders Holdings LLC and DFH Merger Sub LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on January 25, 2021).

2.2+
Membership Interest Purchase Agreement, effective as of January 31, 2021, by and between Dream Finders Holdings LLC and Four Seventeen, LLC (incorporated herein by reference to Exhibit 2.11 to the Annual Report on Form 10-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on March 30, 2021).

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

4.1
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

10.6†
Employment Agreement, effective as of January 25, 2021, by and between Dream Finders Homes, Inc. and Patrick Zalupski (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on March 30, 2021).

10.7†
Employment Agreement, effective as of January 25, 2021, by and between Dream Finders Homes, Inc. and Rick Moyer (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on March 30, 2021).

10.8†
Employment Agreement, effective as of January 25, 2021, by and between Dream Finders Homes, Inc. and Douglas Moran (incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on March 30, 2021).

10.9†
Form of Restricted Stock Grant Notice and Restricted Stock Agreement, by and between Dream Finders Homes, Inc. and Patrick Zalupski (incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-251612) of Dream Finders Homes, Inc. filed with the SEC on January 14, 2021).

31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS∞	XBRL Instance Document.

101.SCH∞	XBRL Taxonomy Extension Schema Document.

101.CAL∞	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF∞	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB∞	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE∞	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
+
Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

∞
XBRL information is deemed not filed or a part of a registration statement or Annual Report for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dream Finders Homes, Inc.

Date: May 17, 2021	/s/ Patrick O. Zalupski
Patrick O. Zalupski
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

May 17, 2021	/s/ Rick A. Moyer
Rick A. Moyer
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)