Form 10-Q
period 2021-06-30
Dream Finders Homes, Inc.
filed 2021-08-10
CIK 1825088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021

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

As of August 10, 2021, there were 32,295,329 shares of the registrant’s Class A common stock, par value $0.01 per share, issued and outstanding and 60,226,153 shares of the registrant’s Class B common stock, par value $0.01 per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	DREAM FINDERS HOMES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2021	December 31, 2020

Assets
Cash and cash equivalents	$6,154,320	$35,495,595
Restricted cash (VIE amounts of $5,946,424 and $8,793,201)	46,936,952	49,715,553
Accounts receivable	51,021,302	24,927,903
Inventories:
Construction in process and finished homes	537,758,853	396,630,945
Joint venture owned land and lots (VIE amounts of $18,151,982 and $40,900,552)	18,152,136	40,900,552
Company owned land and lots	75,083,602	46,839,616
Lot deposits	107,717,122	66,272,347
Equity method investments	7,453,783	4,545,349
Property and equipment, net	4,228,857	4,309,071
Operating lease right-of-use assets	12,788,540	14,219,248
Finance lease right-of-use assets	256,612	335,791
Intangible assets, net of amortization	2,161,250	2,660,003
Goodwill	30,360,997	28,566,232
Deferred tax asset	3,312,736	-
Other assets (VIE amounts of $2,159,645 and $1,288,359)	28,894,891	18,262,036
Total assets	$932,281,953	$733,680,241
Liabilities
Accounts payable (VIE amounts of $0 and $1,315,582)	34,204,013	37,418,693
Accrued expenses (VIE amounts of $8,571,439 and $9,977,268)	65,908,878	67,401,055
Customer deposits	93,275,468	59,392,135
Construction lines of credit	365,000,000	289,878,716
Notes payable (VIE amounts of $2,992,531 and $8,821,282)	4,048,531	29,653,282
Operating lease liabilities	13,064,645	14,410,560
Finance lease liabilities	267,198	345,062
Contingent consideration	27,110,480	23,157,524
Total liabilities	$602,879,213	$521,657,027
Commitments and contingencies (Note 6)
Mezzanine Equity
Preferred mezzanine equity	6,703,460	55,638,450
Common mezzanine equity	-	20,593,001
Total mezzanine equity	$6,703,460	$76,231,451

Members' Equity
Common members' equity	-	103,852,646
Total members' equity	$-	$103,852,646

Stockholders' Equity - Dream Finders Homes, Inc.
Class A common stock, $0.01 per share, 289,000,000 authorized, 32,295,329 outstanding	322,953	-
Class B common stock, $0.01 per share, 61,000,000 authorized, 60,226,153 outstanding	602,262	-
Additional paid-in capital	255,289,812	-
Retained earnings	45,610,738	-
Non-controlling interests	20,873,515	31,939,117
Total stockholders' and members' equity	329,402,740	212,023,214
Total liabilities, mezzanine equity, members' equity and stockholders' equity	$932,281,953	$733,680,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$365,276,101	$199,801,128	$708,836,466	$388,539,561
Cost of sales	303,589,420	171,236,637	594,626,181	334,982,320
Selling, general and administrative expense	28,686,162	17,062,297	55,652,375	34,581,082
Income from equity in earnings of unconsolidated entities	(1,125,001)	(1,926,702)	(2,857,394)	(3,286,090)
Loss/(Gain) on sale of assets	48,034	(200)	(17,483)	(34,295)
Loss on extinguishment of debt	-	-	697,423	-
Other Income
Other	(1,668,263)	(785,153)	(2,150,482)	(919,214)
Paycheck Protection Program forgiveness	(7,219,794)	-	(7,219,794)	-
Other Expense
Other	2,434,780	1,360,526	5,337,828	2,555,837
Contingent consideration revaluation	3,976,980	316,772	5,159,725	316,772
Interest expense	15,796	45,948	657,657	81,653
Income before taxes	36,537,987	12,491,003	58,950,430	20,261,496
Income tax expense	(4,478,317)	-	(9,294,799)	-
Net and comprehensive income	$32,059,670	$12,491,003	$49,655,631	$20,261,496
Net and comprehensive income attributable to non-controlling interests	(3,485,789)	(766,902)	(4,961,107)	(1,957,361)
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$28,573,881	$11,724,101	$44,694,524	$18,304,135
Earnings per share(1)
Basic	$0.31	$-	$0.49	$-
Diluted	$0.31	$-	$0.49	$-
Weighted-average number of share
Basic	92,521,482	-	92,521,482	-
Diluted	92,670,727	-	92,641,222	-

(1) The Company calculated earnings per share (“EPS”) based on net income attributable to common stockholders for the period January 21, 2021 through June 30, 2021 over the weighted average diluted shares outstanding for the same period. EPS was calculated prospectively for the period subsequent to the Company’s initial public offering and corporate reorganization as described in Note 1 – Nature of Business and Significant Accounting Policies, resulting in 92,521,482 shares of common stock outstanding as of the closing of the initial public offering. The total outstanding shares of common stock are made up of Class A common stock and Class B common stock, which participate equally in their ratable ownership share of the Company. For the six months ended June 30, 2021, the diluted shares of common stock outstanding were 92,641,222.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
(Unaudited)

	Redeemable Preferred Units Mezzanine		Redeemable Common Units Mezzanine		Common Units Members'		Total Non-Controlling Interests	Total Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at March 31, 2020	49,549	$53,435,881	7,010	$16,701,798	76,655	$61,476,244	$30,091,204	$161,705,127
Unit compensation	-	-	-	-	-	223,750	-	223,750
Contributions	-	-	-	-	-	-	1,789,482	1,789,482
Contributions from non-controlling interests	-	-	-	-	-	-	-	-
Conversion of units	-	-	-	-	-	-	-	-
Redemptions	(1,000)	(1,000,000)	-	-	-	-	-	(1,000,000)
Distributions	-	(344,592)	-	-	-	(1,809,469)	(1,237,665)	(3,391,726)
Net income (loss)	-	1,943,190	-	817,339	-	8,963,572	766,902	12,491,003
Balance at June 30, 2020	48,549	$54,034,479	7,010	$17,519,137	76,655	$68,854,097	$31,409,923	$171,817,636

	Redeemable Preferred Units Mezzanine		Redeemable Common Units Mezzanine		Common Units Members'		Total Non-Controlling Interests	Total Equity
	Units	Amount	Units	Amount	Units	Amount
Balance December 31, 2019	49,555	$58,269,166	5,774	$16,248,246	76,655	$56,502,464	$30,471,371	$161,491,247
Unit compensation	-	-	-	-	-	447,500	-	447,500
Contributions	-	-	1,236	-	-	-	-	-
Contributions from non-controlling interests	-	-	-	-	-	-	3,558,328	3,558,328
Conversion of units	-	-	-	-	-	-	-	-
Redemptions	(1,006)	(7,000,000)	-	-	-	-	-	(7,000,000)
Distributions	-	(344,591)	-	-	-	(2,019,207)	(4,577,137)	(6,940,935)
Net income (loss)	-	3,109,904	-	1,270,891	-	13,923,340	1,957,361	20,261,496
Balance at June 30, 2020	48,549	$54,034,479	7,010	$17,519,137	76,655	$68,854,097	$31,409,923	$171,817,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CONTINUED
(Unaudited)

	Redeemable Preferred Units Mezzanine		Redeemable Common Units Mezzanine		Common Units Members'		Common Stock - Class A		Common Stock - Class B		Additional Paid- in Capital	Retained Earnings	Total Non-Controlling Interests	Total Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2021	7,143	$6,515,415	-	$-	-	$-	32,295,329	$322,953	60,226,153	$602,262	$253,837,981	$17,224,902	$21,696,487	$300,200,000
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	1,451,831	-	-	1,451,831
Contributions	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Contribution from non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of units	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Distributions	-	-	-	-	-	-	-	-	-	-	-	-	(4,308,761)	(4,308,761)
Net income	-	188,045	-	-	-	-	-	-	-	-	-	28,385,836	3,485,789	32,059,670
Balance at June 30, 2021	7,143	$6,703,460	-	$-	-	$-	32,295,329	$322,953	60,226,153	$602,262	$255,289,812	$45,610,738	$20,873,515	$329,402,740

	Redeemable Preferred Units Mezzanine		Redeemable Common Units Mezzanine		Common Units Members'		Common Stock - Class A		Common Stock - Class B		Additional Paid- in Capital	Retained Earnings	Total Non-Controlling Interests	Total Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2020	48,543	$55,638,450	7,010	$20,593,001	76,655	$103,852,646	-	$-	-	$-	$-	$-	$31,939,117	$212,023,214
Unit compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Contributions	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Contributions from non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of units	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Distributions	-	(3,617,390)	-	(1,274,690)	-	(18,384,243)	-	-	-	-	-	-	(3,476,258)	(26,752,581)
Net income (loss)	-	(157,451)	-	(91,043)	-	(995,588)	-	-	-	-	-	-	210,340	(1,033,742)
Balance at January 20, 2021 - prior to reorganization transactions and IPO	48,543	$51,863,609	7,010	$19,227,268	76,655	$84,472,815	-	$-	-	$-	$-	$-	$28,673,199	$184,236,891
Reorganization transactions	(15,400)	(19,957,513)	(7,010)	(19,227,268)	(76,655)	(84,472,815)	21,255,329	212,553	60,226,153	602,262	122,842,781	-	-	-
Issuance of common stock in IPO, net	-	-	-	-	-	-	11,040,000	110,400	-	-	129,886,962	-	-	129,997,362
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	2,560,069	-	-	2,560,069
Contributions	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Contributions from non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of units	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	(26,000)	(25,530,504)	-	-	-	-	-	-	-	-	-	-	-	(25,530,504)
Distributions	-	-	-	-	-	-	-	-	-	-	-	-	(12,550,451)	(12,550,451)
Net income (loss)	-	327,868	-	-	-	-	-	-	-	-	-	45,610,738	4,750,767	50,689,373
Balance at June 30, 2021	7,143	$6,703,460	-	$-	-	$-	32,295,329	$322,953	60,226,153	$602,262	$255,289,812	$45,610,738	$20,873,515	$329,402,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$49,655,631	$20,261,496
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Depreciation	1,927,248	1,644,234
Loss on sale of property and equipment	17,483	(34,295)
Amortization of debt issuance costs	1,429,135	1,007,022
Amortization of right-of-use operating lease	1,694,652	1,652,188
Amortization of right-of-use financing lease	79,179	79,179
Payments of operating leases	(263,945)	-
Stock compensation expense	2,560,069	447,500
Income fom Paycheck Protection Program	7,219,794	-
Income tax expense	9,294,799	-
Income from equity method investments, net of distributions received	(2,857,394)	(1,153,868)
Remeasurement of contingent consideration	5,159,725	316,772
Changes in Operating Assets and Liabilities
Inventories	(117,314,953)	(44,451,745)
Lot deposits	(41,001,451)	(153,617)
Deferred tax asset	(3,312,736)	-
Other assets	(33,087,440)	(1,863,186)
Accounts payable and accrued expenses	(30,082,584)	(5,997,441)
Customer deposits	28,941,611	1,788,697
Operating lease liabilities	(1,345,915)	(1,542,667)
Net cash used in operating activities	(121,287,092)	(27,999,731)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,277,667)	(1,899,210)
Proceeds from disposal of property and equipment	460,456	-
Investments in equity method investments	(600,000)	(1,151,330)
Return of investments from equity method investments	548,961	3,892,354
Business combinations, net of cash acquired	(22,616,862)	-
Net cash used in investing activities	(23,485,112)	841,814

Cash Flows from Financing Activities
Proceeds from construction lines of credit	1,001,317,365	290,977,833
Principal payments on construction lines of credit	(926,702,546)	(261,002,424)
Proceeds from notes payable	2,420,323	3,963,930
Principal payments on notes payable	(24,378,019)	(7,610,584)
Payment of debt issue costs	(3,883,992)	(514,695)
Payments of equity issuance costs	(12,571,671)	-
Payments on financing leases	(77,864)	(75,873)
Payments on contingent consideration	(1,206,769)
Contributions from non-controlling interests	-	3,558,328
Distributions to non-controlling interests	(16,026,705)	(4,577,137)
Proceeds from stock issuance	142,569,035	-
Distributions	(23,276,323)	(2,233,849)
Redemptions	(25,530,506)	(7,000,000)
Contribution from conversion of converted LLC units	123,657,596	-
Conversion of LLC units	(123,657,596)	-
Net cash provided by (used in) financing activities	112,652,328	15,485,529

Net increase (decrease) in cash, cash equivalents and restricted cash	(32,119,876)	(11,672,388)
Cash, cash equivalents and restricted cash at beginning of period	85,211,148	68,728,414
Cash, cash equivalents and restricted cash at end of period	53,091,272	57,056,026

Non-cash Financing Activities
Financed land payments to seller	8,916,211	-
Leased assets obtained in exchange for new operating lease liabilities	-	133,202
Accrued distributions	-	129,948
Equity issuance costs incurred	905,965	-
Non-cash Investing Activities
Investment capital reallocation	(3,468,731)	-
Total non-cash financing and investing activities	6,353,445	263,150

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	6,154,320	35,057,235
Restricted cash	46,936,952	21,998,791

Total cash, cash equivalents and restriced cash shown on the Consolidated Statements of Cash Flows	$53,091,272	$57,056,026

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

In connection with the IPO, and pursuant to the terms of the Agreement and Plan of Merger by and among DFH, Inc., DFH LLC and DFH Merger Sub LLC, a Delaware limited liability company and direct, wholly owned subsidiary of DFH, Inc., DFH Merger Sub LLC merged with and into DFH LLC with DFH LLC as the surviving entity (the “Merger”). As a result of the Merger, all of the outstanding non-voting common units and Series A Preferred Units of DFH LLC converted into 21,255,329 shares of Class A common stock of DFH, Inc., all of the outstanding common units of DFH LLC converted into 60,226,153 shares of Class B common stock of DFH, Inc. and all of the outstanding Series B Preferred Units and Series C Preferred Units of DFH LLC remained outstanding as Series B Preferred Units and Series C Preferred Units of DFH LLC, as the surviving entity in the Merger. We refer to this and certain other related events and transactions, as the “Corporate Reorganization”.

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

Accounts Receivable
Accounts receivable are included on the Condensed Consolidated Balance Sheets and consist primarily of closing proceeds in transit. Of the total $51,021,302 balance, $32,273,654 is related to proceeds in transit from various title companies. The accounts receivable balance is typically received in the first week of the subsequent month.

Other Assets
Other assets are included on the Condensed Consolidated Balance Sheets, and primarily consist of prepaid expenses, debt issuance costs and contract assets.

Contingent Consideration
In connection with the acquisition of Village Park Homes, LLC (“VPH”) in May 2019, the Company recorded contingent consideration based on estimated pre-tax income of the acquired entity for fiscal years 2019, 2020, 2021 and 2022. In connection with the acquisition H&H Constructors of Fayetteville, LLC (“H&H”) in October 2020 (Note 2), the Company recorded contingent consideration based on estimated pre-tax income of the acquired entity for the fourth quarter of 2020, fiscal years 2021, 2022, 2023 and the fourth quarter of 2024. The measurement of contingent consideration was based on projected cash flows such as revenues, gross margin, overhead expenses and pre-tax income and discounted back using the discounted cash flow method. The Company recorded the fair value of the contingent consideration as a liability on the respective acquisition dates. The estimated earn-out payments are subsequently remeasured to fair value at each reporting date based on the estimated future earnings of the acquired entities. The contingent consideration for each acquisition is scheduled to be paid out each year subsequent to the anniversary of the respective acquisition closing date.

As of June 30, 2021 and December 31, 2020, the Company remeasured contingent consideration related to the acquisition of VPH and adjusted the liability to $7,308,764 and $6,847,524, respectively, based on revised pre-tax income forecasts as of the balance sheet date. The Company recorded contingent consideration adjustments resulting in $76,932 of expense and $316,772 of income for the three months ended June 30, 2021 and 2020, and $461,240 of expense and $316,772 of income for the six months ended June 31, 2021 and 2020, respectively. These adjustments are included in other expenses related to contingent consideration revaluations on the Condensed Consolidated Statements of Comprehensive Income.

The Company measured contingent consideration related to the acquisition of H&H on October 5, 2020, which approximated the value at December 31, 2020. As of June 30, 2021 and December 31, 2020, the Company recorded contingent consideration for the H&H acquisition of $19,801,716 and $16,310,000, respectively. The Company recorded contingent consideration adjustments resulting in $3,900,048 and $0 of expense for the three months ended June 30, 2021 and 2020, and $4,698,485 and $0 of expense for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, total contingent consideration on the Consolidated Balance Sheets is $27,110,480. The Company’s contingent consideration related to acquisition earn-out payments is based on a percentage of pre-tax net and comprehensive income achieved by the acquired entity, and as such, is revised accordingly. The payment of the H&H earn-out is subject to certain minimum earnings thresholds which must be met by H&H before an earn-out payment occurs.

Maximum potential exposure for contingent consideration is not estimable based on the contractual terms of the contingent consideration agreements, which allow for a percentage payout based on a potentially unlimited range of pre-tax income. In April 2021, the Company paid $1,206,769 in contingent consideration to H&H. There were no other payments of contingent consideration for the six months ended June 30, 2021 and 2020, respectively.

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

On October 5, 2020, the Company acquired 100% of the issued and outstanding membership interests in H&H, an operative homebuilder, for a purchase price of $44,096,448, net of $1,710,275 in purchase price reduction related to customary closing adjustments. To fund the acquisition, the Company obtained a $20,000,000 bridge loan from Boston Omaha Corporation, LLC, with an interest rate of 14% per annum maturing on May 1, 2021, paid cash of $9,496,723 and agreed to pay contingent consideration estimated in the amount of $16,310,000 if H&H met certain financial metrics.

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

On January 31, 2021, the Company completed the acquisition of Century Homes from Tavistock Development Company. The Company paid $35,500,000 to acquire 134 units under construction and 229 finished lots on which the Company expects to begin construction during 2021 and 2022. The Company evaluated the Century Homes acquisition for significance under SEC Rule 3-05, and determined the acquisition did not meet the significance threshold.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Unaudited Pro Forma	2021	2020	2021	2020
Total revenue	$365,276,101	$275,723,212	715,419,060	$522,924,452
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$28,573,881	$15,034,154	45,016,495	$22,312,843

3.	Construction Lines of Credit

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

As of June 30, 2021, the cumulative maximum availability under the Credit Agreement was $450,000,000, and the aggregate outstanding balance was $365,000,000. As of December 31, 2020, the Company had 34 lines of credit with cumulative maximum availability of $762,979,000, and an aggregate outstanding balance of $289,878,716.

Our indebtedness as of December 31, 2020, was fully collateralized by homes under construction and, to a much smaller extent, finished lots. Under the Credit Agreement, the funds available are unsecured and availability under the borrowing base is calculated based on work-in-progress inventory.

The Credit Agreement and the Company’s construction lines of credit consist of the following:

		As of June 30,		As of December 31,
Renewal Date	Payment Terms	2021	2021 Effective Rate	2020	2020 Effective Rate
January 25, 2024	Interest is payable based on the Applicable Rate per the Credit Agreement	365,000,000	3.97%	-	-
November 30, 2019	Interest is payable monthly, at the greater of Prime rate or 4.25%	-	-	545,350	4.25%
November 30, 2019	Interest is payable monthly at the greater of the Prime rate plus 1.00% or 5.50%	-	-	540,565	5.50%
February 9, 2021	Interest is payable monthly at 3.40% plus 30-day LIBOR	-	-	390,000	4.06%
March 31, 2021	Interest is payable monthly at 9.50%	-	-	269,030	10.33%
April 30, 2021	Interest is payable monthly at the greater of the Prime rate plus 0.50% or 3.75%	-	-	11,923,342	6.53%
April 30, 2021	Interest is payable monthly at the Prime rate plus 0.50%	-	-	3,521,203	3.93%
May 10, 2021	Interest is payable monthly at the greater of Prime rate plus 0.50% or 4.25%	-	-	7,391,080	6.39%
June 12, 2021	Interest is payable monthly at 3.00% plus 3-month LIBOR	-	-	14,457,573	3.96%
June 30, 2021	Interest is payable monthly at the greater of 3.50% plus 30-day LIBOR or 4.50%	-	-	17,290,107	4.80%
June 30, 2021	Interest is payable monthly at 3.75% + 1-month LIBOR	-	-	13,318,374	4.37%
August 25, 2021	Interest is payable monthly at the Prime rate plus 0.75%	-	-	1,486,800	3.81%
September 30, 2021	Interest is payable monthly at 3.00% plus 3-month LIBOR.	-	-	62,127,292	3.91%
October 1, 2021	Interest is payable monthly at the greater of 4.50% or 3.90% plus 1-month LIBOR.	-	-	11,863,043	6.42%
October 2, 2021	Interest is payable monthly at the greater of 4.00% or 3.75% plus 1-month LIBOR	-	-	4,361,201	7.75%
October 2, 2021	Interest is payable monthly at the greater of the Prime rate plus 1.00% or 5.00%	-	-	14,525,422	5.00%
October 5, 2021	Interest is payable monthly at 4.50% plus 1-month LIBOR	-	-	11,227,212	5.03%
October 25, 2021	Interest is payable monthly at the Prime rate plus 0.50%	-	-	861,909	4.77%
November 2, 2021	Interest is payable monthly at the greater of the Prime rate plus 0.75% or 4.50%	-	-	8,034,458	6.01%
December 15, 2021	Interest is payable monthly at the greater of the Prime rate plus 0.50% or 5.00%	-	-	2,205,715	4.24%
December 18, 2021	Interest is payable monthly at 3.00% plus 30-day LIBOR	-	-	8,468,565	4.17%
December 18, 2021	Interest is payable monthly at 3.95% plus 1-month LIBOR	-	-	9,558,836	6.00%
December 31, 2021	Interest is payable monthly at 9.00%	-	-	1,821,515	10.33%
December 31, 2021	Interest is payable monthly at 9.50%	-	-	259,157	10.33%
April 1, 2022	Interest is payable monthly at 9.50%.	-	-	2,925,686	10.33%
April 20, 2022	Interest is payable monthly at 9.50%	-	-	639,437	10.33%
April 30, 2022	Interest is payable monthly at 9.50%.	-	-	1,028,131	10.33%
October 5, 2022	Interest is payable monthly at the greater of the Prime rate plus 0.50% or 4.00%	-	-	5,828,931	4.00%
October 20, 2022	Interest is payable monthly at the greater of 4.00% or 2.75% plus 3-month LIBOR	-	-	11,289,202	4.51%
October 20, 2022	Interest is payable monthly at the greater of 4.50% or 3.90% plus 3-month LIBOR	-	-	13,408,970	6.62%
June 19, 2023	Interest is payable monthly at the greater of 4.00% or 2.75% plus 3-month LIBOR.	-	-	8,790,640	4.15%
June 19, 2023	Interest is payable monthly at the greater of 4.00% or the Prime rate plus 0.50%.	-	-	23,737,991	4.92%
November 6, 2023	Interest is payable monthly at the greater of the Prime rate plus 0.38% or 3.65%	-	-	4,043,089	4.64%
December 31, 2023	Interest is payable monthly at the greater of the Prime rate plus 0.50% or 4.00%	-	-	894,300	4.00%
Various	Interest is payable monthly at the greater of the Prime rate or 5.00%.	-	-	11,351,056	5.02%
Total lines of credit outstanding		$365,000,000		$290,385,182
Less: Debt issuance costs from lines of credit		(3,883,992)		(506,466)
Lines of credit, net		$361,116,008		$289,878,716

The vertical lines of credit that were paid in full during 2021 (in connection with the Company entering into the Credit Agreement), are no longer active and the Company does not intend to renew these facilities. The outstanding balance in the vertical lines of credit were payable upon the delivery of the collateralized individual homes to end-home buyers.

The Company capitalized $4,806,661 and $2,249,683 as of June 30, 2021 and December 31, 2020, respectively, and amortized $518,388 and $463,717 of debt issuance costs for the three months ended June 30, 2021 and 2020, and $1,429,135 and $1,007,022 of debt issuance costs for the six months ended June 30, 2021 and 2020, respectively. Debt issuance costs related to the Company’s lines of credit and notes payable, net of amortization, were $3,883,992 and $506,466 as of June 30, 2021 and December 31, 2020, respectively, included in other assets on the Condensed Consolidated Balance Sheets.

The Credit Agreement contains restrictive covenants and financial covenants. The Company was in compliance with all debt covenants as of June 30, 2021 and December 31, 2020. The Company expects to remain in compliance with all debt covenants over the next twelve months.

4.	Notes Payable

Notes payable consisted of the following as of June 30, 2021 and December 31, 2020:

			As of June 30,		As of December 31,
Maturity Date		Payment Terms	2021	2021 Effective Rate	2020	2020 Effective Rate
May 1, 2021		Interest is payable monthly at 14.00%	$-	-	$20,000,000	14.00%
February 28, 2022	(1)	Non-interest bearing	1,056,000	0.00%	832,000	0.00%
April 1, 2022	(1)	Interest is payable monthly at 12.50%	717,642	12.50%	1,735,161	12.50%
July 31, 2022	(1)	Interest is payable monthly at 9.25%	2,274,889	9.25%	3,984,174	9.25%
March 25, 2023	(1)	Interest is payable monthly at 5.00%	-	-	3,101,947	5.00%
Total notes payable			$4,048,531		$29,653,282
Less: Debt issuance costs from notes payable			-		(15,444)
Notes payable, net of discount			$4,048,531		$29,637,838

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

During the six months ended June 30, 2021 and 2020, there were no material changes in the contractual maturities of our notes payable.

5.	Inventories

Inventories consist of entitled  raw land, finished lots, and construction in process (“CIP”), including capitalized interest. Raw land is purchased with the intent to develop such land into finished lots. Finished lots are held with the intent of building and selling a home. The asset is owned by the Company either as a result of developing purchased raw land or purchasing developed lots. CIP represents the homebuilding activity associated with both homes to be sold and speculative homes. CIP includes the cost of the developed lot as well as all of the direct costs incurred to build the home. The cost of the home is expensed on a specific identification basis when the home is closed to the end customer.

As mentioned in Note 9, the Company consolidated several joint ventures that own land and finished lots. The Company owns a percentage of these joint ventures but does not own the underlying assets.  The table below shows the Company’s owned real estate inventory and real estate inventory owned by the joint ventures.

	As of June 30,	As of December 31,
	2021	2020
Construction in process	$537,758,853	$396,630,945
Finished lots and land	75,083,602	46,839,616
Inventories owned by the Company	612,842,455	443,470,561

Inventories owned by consolidated joint ventures	18,152,136	40,900,552
Total inventories	$630,994,591	$484,371,113

Percentage of inventories owned by the Company
Construction in process	88%	89%
Finished lots and land	12%	11%

Interest is capitalized and included within each inventory category above. Capitalized interest activity is summarized in the table below for the three months ended June 30, 2021 and 2020 and for the six months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Capitalized interest at the beginning of the period	$18,841,743	$26,348,739	$21,091,298	$25,335,924
Interest incurred	7,329,308	6,597,679	13,997,297	13,638,385
Interest expensed	(15,796)	(45,948)	(657,657)	(81,653)
Interest charged to cost of contract revenues earned	(7,364,594)	(5,806,327)	(15,640,277)	(11,798,513)
Capitalized interest at the end of the period	$18,790,661	$27,094,143	$18,790,661	$27,094,143

6.	Commitments and Contingencies

In April 2020, the Company received proceeds from the Paycheck Protection Program (“PPP”) in the amount $7,220,207, which was classified in accrued expenses on the Consolidated Balance Sheets and accounted for as an in-substance grant as of March 31, 2021. The Company utilized all of the PPP proceeds to pay payroll and permissible operating expenses. On June 16, 2021, approximately the total amount of the PPP proceeds were forgiven by the Small Business Association (“SBA”). As such, the Company has included the PPP proceeds as other income on the condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2021.

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

Redeemable Series B Preferred Units
As of June 30, 2021 and December 31, 2020, the Company had 7,143 and 7,143, respectively, of Redeemable Series B Preferred Units (“Series B Preferred Units”) issued and outstanding with a carrying value of $6,703,460 and $6,333,036, respectively. In the event of a liquidation, dissolution or winding up of DFH LLC, the Series B Preferred Units have a liquidation preference of $1,000 per unit and are senior to common units. The Series B Preferred Units have an 8% annual cumulative preferred distribution on the liquidation preference that is payable if and when distributions are declared. The Series B Preferred units do not participate in discretionary distributions, and each unit has the right to one vote on any matter presented for a vote of the members of DFH LLC. As of June 30, 2021 and December 31, 2020, these units have an aggregate unpaid amount of cumulative preferred distributions of $2,473,118 and $2,102,692, respectively, which is $346.23 and $294.37, respectively, per unit.

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

Redeemable Convertible Series C Preferred Units
In April 2020, the Company redeemed 1,000 Series C Preferred Units for $1,000,000 plus accrued unpaid preferred distributions of $62,500. On January 27, 2021, the Company redeemed all of the outstanding Series C Preferred Units for $26,000,000, including $500,000 of discounted costs, plus accrued unpaid preferred distributions of $200,000.

8.	Equity-Based Compensation

Dream Finders Homes, Inc.
On January 20, 2021, the Board of Directors approved and adopted the DFH, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan is administered by the Compensation Committee of the Board of Directors, and authorizes the Company to grant incentive stock-based awards. The Company granted 759,709 restricted stock grants to certain executives and directors, which had a weighted-average grant date fair value of $23.15 per share, in conjunction with the adoption of the 2021 Plan. These stock grants vest over a period of three years of continuous service, commencing on the date of the grant and vesting ratably in one third increments at the end of each quarter of a three year term. The fair value of these grants was derived by using the closing stock price on the date of the grant. Expense related to equity-based compensation under the 2021 Plan was $1,451,831 and $0 for the three months ended June 30, 2021 and 2020, and $2,560,069 and $0 for the six months ended June 30, 2021 and 2020, respectively As of June 30, 2021 and December 31, 2020, the total unrecognized compensation expense under the 2021 Plan was $14,960,406 and $0, which will be recognized over a weighted-average period of 2.8 years.

Dream Finders Holdings LLC
In January 2021, certain common non-voting units in DFH LLC were converted into shares of the Company’s Class A common stock and Class B common stock. As a result, DFH LLC expensed the remaining unrecognized stock compensation expense associated with these units in the amount of $0 for the three months ended June 30, 2021.and $1,240,309 for the six months ended June 30, 2021.Expense related to equity-based compensation was $447,500 for the six months ended June 30, 2020.

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

Consolidated VIEs
For VIEs that the Company does consolidate, management has the power to direct the activities that most significantly impact the VIE’s economic performance. The Company typically serves as the party with homebuilding expertise in the VIE. The Company does not guarantee the debts of the VIEs, and creditors of the VIEs have no recourse against the Company. There were no new consolidated VIEs during the six months ended June 30, 2021 or 2020.

The table below displays the carrying amounts of the assets and liabilities related to the consolidated VIEs:

	As of June 30,	As of December 31,
Consolidated	2021	2020
Assets	$26,258,051	$50,982,111
Liabilities	$11,563,970	$20,114,132

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

The table below shows the Company’s investment in the unconsolidated VIEs:

	As of June 30,	As of December 31,
Unconsolidated	2021	2020
Jet Home Loans	6,729,483	3,872,089
Total investment in unconsolidated VIEs	$6,729,483	$3,872,089

Other equity method investments	724,300	673,260
Total equity method investments	$7,453,783	$4,545,349

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

We possess no more than limited protective legal rights through the lot option contracts in the specific finished lots that we are purchasing, and we possess no participative rights in the land bank entities. Accordingly, we do not have the power to direct the activities of a land bank entity that most significantly impact its economic performance. For the aforementioned reasons, the Company concluded that it is not the primary beneficiary of the land bank entities with which it enters into lot option contracts, and therefore the Company does not consolidate any of these VIEs. The Company’s total risk of loss related to lot option contracts was $107,717,122 and $66,272,347 as of June 30, 2021 and December 31, 2020, respectively.

10.	Income Taxes

As a result of the IPO and the Corporate Reorganization completed in January 2021, we own all of the Common Units of DFH LLC, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, DFH LLC is generally not subject to U.S. federal and certain state and local income taxes.  Any taxable income or loss generated by DFH LLC is passed through to and included in the taxable income or loss of its member, Dream Finders Homes, Inc., in accordance with the terms of the Operating Agreement. The Company is a corporation subject to U.S. federal income taxes, in addition to state and local income taxes, based on our share of DFH LLC’s pass-through taxable income

Deferred tax assets arise principally as a result of various accruals required for financial reporting purposes which are not currently deductible for tax return purposes.

Management believes that we will have sufficient future taxable income to make it more likely than not that the net deferred tax assets will be realized. As of June 30, 2021, the Company had no valuation allowance recorded against deferred tax assets. Taxable income is estimated to be approximately $33,052,198 and $0 for the three months ended June 30, 2021 and 2020, and $53,989,325 and $0 for the six months ended June 30 2021 and 2020, as the Company did not exist at such time and DFH LLC was treated as a partnership for U.S. federal and most applicable state and local income tax purposes.

The Company’s effective tax rate for the three months ended June 30, 2021 and 2020 is estimated to be 14% and 0%, respectively. The Company’s effective tax rate for the six months ended June 30, 2021 and 2020 is estimated to be 17% and 0%, respectively. Prior to the IPO, the Company did not have any business operations and DFH LLC was treated as a partnership for U.S. federal and most applicable state and local income tax purposes. The income tax provision for the three and six months ended June 30, 2021 was different than the U.S. federal statutory income tax rate of 21% primarily attributable to the inclusion of the PPP income as a permanent difference which is not subject to taxation.

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

The following tables summarize home sale revenues and net and comprehensive income by segment for the three months ended June 30, 2021 and 2020, and the six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenues:	2021	2020	2021	2020
The Carolinas (H&H)	94,829,329	-	193,332,768	-
Jacksonville	93,937,144	75,610,386	190,518,300	153,936,021
Orlando	60,181,690	27,725,351	124,617,284	35,567,171
Colorado	24,797,393	22,224,544	40,007,523	43,885,900
DC Metro	23,898,300	20,330,163	37,846,485	47,850,218
Jet Home Loans	5,825,841	8,595,000	12,845,294	15,362,000
Other	67,632,245	53,910,684	122,514,105	107,300,251
Total segment revenues	$371,101,942	$208,396,128	$721,681,759	$403,901,561

Reconciling items from equity method investments	(5,825,841)	(8,595,000)	(12,845,293)	(15,362,000)

Consolidated revenues	$365,276,101	$199,801,128	$708,836,466	$388,539,561

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Net and comprehensive income:	2021	2020	2021	2020
The Carolinas (H&H)	1,073,553	-	5,223,943	-
Jacksonville	11,277,050	3,080,209	19,485,975	9,452,780
Orlando	5,111,017	2,005,808	10,439,504	1,379,160
Colorado	2,385,181	2,204,392	2,840,011	4,195,431
DC Metro	1,609,360	572,280	1,998,839	636,339
Jet Home Loans	2,215,732	3,932,023	5,048,017	6,706,150
Other	9,558,216	2,701,612	7,592,889	1,311,696
Total segment net and comprehensive income	$33,230,109	$14,496,324	$52,629,178	$23,681,556

Reconciling items from equity method investments	(1,170,439)	(2,005,321)	(2,973,547)	(3,420,060)

Consolidated net and comprehensive income	$32,059,670	$12,491,003	$49,655,631	$20,261,496

The following table summarizes Company assets by segment as of June 30, 2021 and December 31, 2020:

	As of June 30,	As of December 31,
Assets:	2021	2020
The Carolinas (H&H)	188,548,107	161,242,384
Jacksonville	201,579,367	162,668,740
Orlando	121,424,408	77,299,028
Colorado	82,016,330	51,605,969
DC Metro	68,087,920	41,327,694
Jet Home Loans	59,901,657	38,696,793
Other (1)	263,584,401	235,664,336
Total segment assets	$985,142,190	$768,504,944

Reconciling items from equity method investments	(52,860,237)	(34,824,703)

Consolidated assets	$932,281,953	$733,680,241

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

During the six months ended June 30, 2021 and 2020, the Company entered into or participated in related party transactions. The majority of these transactions were entered into to control finished lots for homebuilding.

Consolidated Joint Ventures
The Company has entered into joint venture arrangements to acquire land, finished lots and build homes. Certain stockholders of DFH, Inc. and directors and members of management of the Company, have invested in these joint ventures and some are limited partners in these joint ventures. DFH Investors LLC (which owned 15,400 Series A Preferred Units, representing 11.65% of the membership interest in DFH LLC, prior to the Corporate Reorganization) is the managing member of certain of these joint ventures. The joint ventures are consolidated for accounting purposes. Details of each are included in Note 1.

DF Residential I, LP
DF Residential I, LP (Fund I) is a real estate investment vehicle, organized for the purpose of acquiring and developing finished lots. Dream Finders Homes, LLC, has entered into six joint ventures and ten land bank projects with Fund I since its formation in January 2017. DF Capital Management, LLC (“DF Capital”) is the investment manager in Fund I. The Company owns a 49% membership interest in DF Capital. DF Capital is controlled by unaffiliated parties. Certain directors and executive officers have made investments in Fund I as limited partners. In addition, certain members of management have made investments in Fund I. The total committed capital in Fund I was $36,706,163 as of June 30, 2021 and December 31, 2020. Collectively, the Company’s directors, executive officers and members of management have invested $8,725,000 or 23.77% of the total committed capital of Fund I as of June 30, 2021 and December 31, 2020.

The general partner of Fund I is DF Management GP, LLC (“DF Management”). Dream Finders Homes LLC is one of four members of DF Management with a 26.13% membership interest. Certain members of DFH Investors LLC, including one of the Company’s directors, have a 65.33% membership interest. Collectively, Dream Finders Homes LLC and DFH Investors LLC have invested $1,400,000 in Fund I as of June 30, 2021 and December 31, 2020. This investment represents 3.81% of the total committed capital in Fund I of $36,706,163.

DF Residential II, LP
DF Residential II, LP, a Delaware limited partnership (“Fund II”) initiated its first close on March 11, 2021. DF Management GP II, LLC, a Florida limited liability company, serves as the general partner of Fund II (the “General Partner”). Fund II has raised capital commitments of approximately $149 million to date, and will remain open for a period of at least three months, seeking to raise a total of at least $200 million in capital commitments. DF Capital is the investment manager of Fund II.

The Company indirectly owns 72% of the membership interests in the General Partner and receives 72% of the economic interests. The General Partner is controlled by unaffiliated parties. The Company’s investment commitment in Fund II is $3 million or 1.5% of the total expected capital commitment of Fund II.

On March 11, 2021, the Company entered into land bank financing arrangements and a Memorandum of Right of First Offer with Fund II, under which Fund II has an exclusive right of first offer on any land bank financing projects up to $20 million that meet its investment criteria and are undertaken by the Company during Fund II’s investment period.

Certain directors, executive officers and other officers have made investment commitments as limited partners in Fund II in an aggregate amount $30.9 million and $0 or 15.5% and 0.0%, as of June 30, 2021 and December 31, 2020, respectively, of the total expected capital commitment of Fund II.

Land Bank Transactions with DF Capital
After Fund I was fully committed, DF Capital provided land bank financing in a total of seven further projects and subsequently raised additional commitments from limited partners in Fund I as well as other parties. One of the Company’s officers, invested $180,000 in one of these funds managed by DF Capital as a limited partner in 2019. As of June 30, 2021, funds managed by DF Capital (other than Fund I and Fund II) controlled an additional 411 lots as a result of these transactions outside of Fund I and Fund II. As of December 31, 2020, funds managed by DF Capital (other than Fund I and Fund II) controlled an additional 595 lots as a result of these transactions outside of Fund I and Fund II. During the three months ended June 30, 2021, the Company purchased 57 of these lots and the outstanding lot deposit balance in relation to these projects was $3,970,286. During the six months ended June 30, 2021, the Company purchased 184 of these lots and the outstanding lot deposit balance in relation to these projects was $3,970,286. In addition, the Company paid lot option fees related to these transactions of $67,636 for the three months ended June 30, 2021, and $246,416 for the six months ended June 30, 2021.

Varde Capital
Certain DF Capital joint ventures in which the Company is a member have entered into lending arrangements with the holders of the Series C Preferred Units in DFH LLC. The Varde Private Debt Opportunities Fund (On Shore), L.P. (Varde Capital) has a loan with a principal amount of $18,000,000, whose borrowers are DFC East Village, LLC, DFC Seminole Crossing, LLC and DFC Sterling Ranch, LLC. These joint ventures are between Fund I and the Company. As of June 30, 2021 and December 31, 2020, the outstanding loan balance was $717,642 and $1,700,000, respectively.

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

Guarantees
Dream Finders Homes LLC is a limited Guarantor in favor of Flagstar Bank (Lender), in connection with a loan of $5,670,000 to DFC Seminole Crossing, LLC (Borrower) as of June 30, 2021 and December 31, 2020. The latter is a landbank between the Company and DF Capital. The guaranty is a Limited Recourse Carve-out (Guaranty). There was no consideration provided by DF Capital to the Company for this guaranty. The Dream Finders Holdings LLC guarantee provides additional assurance to Flagstar Bank, as they have recourse to the assets of the Company beyond the pledged collateral in the joint venture to be made whole in instances of default. The Company believes an event of default is unlikely.

14.	Earnings per Share

The following weighted-average shares and share equivalents were used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2021:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2021	2021
Net and comprehensive income attributable to Dream Finders Homes, Inc.	28,573,881	44,694,524
Less: Preferred dividends	188,045	1,003,197
Add: Loss prior to reorganization attributable to DFH LLC members	-	(1,244,083)
Net and comprehensive income attributable to common stockholders	28,385,836	44,935,410

Weighted-average number of shares outstanding used to calculate basic EPS	92,521,482	92,521,482
Dilutive securities:
Restricted stock	149,245	119,740
Weighted-average number of shares and share equivalents outstanding used to calculate diluted EPS	92,670,727	92,641,222

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

The Company has evaluated subsequent events through August 10, 2021, the date the financial statements were issued, and no additional matters were identified requiring recognition or disclosure in the financial statements.

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

We are engaged in the design, construction and sale of new homes in the following markets:

•	Charlotte, NC, Fayetteville, NC, Raleigh, NC, Greensboro, NC, High Point, NC and Winston-Salem, NC (“The Carolinas” or “H&H Homes”)
•	Jacksonville, FL
•	Orlando, FL
•	Denver, CO
•	Washington D.C. metropolitan area (“DC Metro”)
•	Austin, TX, Savannah, GA and Bluffton and Hilton Head, SC (“VPH”) (“Other”)

Since breaking ground on our first home on January 1, 2009 during an unprecedented downturn in the U.S. homebuilding industry, we have closed over 12,000 home sales through June 30, 2021 and have been profitable every year since inception. During the three months ended June 30, 2021, we received 1,521 net new orders, an increase of 729, or 92%, as compared to the 792 net new orders received for the three months ended June 30, 2020. For the three months ended June 30, 2021, we closed 996 homes, an increase of 474, or 91%, as compared to the 522 homes closed for the three months ended June 30, 2020. During the six months ended June 30, 2021, we received 3,531 net new orders, an increase of 1,890, or 115%, as compared to the 1,641 net new orders received for the six months ended June 30, 2020. For the six months ended June 30, 2021, we closed 1,998 homes, an increase of 961, or 93%, as compared to the 1,037 homes closed for the six months ended June 30, 2020. As of June 30, 2021, our backlog of sold homes was 4,137. In addition, as of June 30, 2021, we owned and controlled over 27,000 lots. Our owned and controlled lot supply is a critical input to the future revenue of our business. We sell homes under the Dream Finders Homes, DF Luxury, H&H Homes, Village Park Homes and Century Homes brands.

COVID-19 Impact

There is uncertainty regarding the extent and timing of the disruption to our business that may result from the COVID-19 pandemic and any related governmental actions. There is also uncertainty as to the effects of the COVID-19 pandemic and related economic relief efforts on the U.S. economy, unemployment, consumer confidence, demand for our homes and the mortgage market, including lending standards, interest rates and secondary mortgage markets. We are unable to predict the extent to which this will impact our operational and financial performance, including the impact of future developments such as the duration and spread of the COVID-19 virus, corresponding governmental actions and the impact of such developments and actions on our employees, customers and trade partners.

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

For more information, see Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Recent Developments

Initial Public Offering

On January 25, 2021, we completed the IPO of 11,040,000 shares of our Class A common stock at a price to the public of $13.00 per share, which was conducted pursuant to our Registration Statement on Form S-1 (File No. 333-251612), as amended, that was declared effective on January 20, 2021. The IPO provided us with net proceeds of $134 million. On January 25, 2021, we used the net proceeds from the IPO, cash on hand and borrowings under our Credit Agreement to repay (i) all borrowings under our then-existing 34 separate secured vertical construction lines of credit facilities totaling $320 million and upon such repayment terminated such facilities and (ii) the bridge loan from Boston Omaha Corporation, LLC (the “BOMN Bridge Loan”) that was used to finance the acquisition of H&H Homes, totaling $20 million, plus contractual interest of $0.6 million.

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

On January 27, 2021, we redeemed all 26,000 outstanding Series C preferred units of DFH LLC at a redemption price of $26 million, plus accrued distributions and fees of $0.2 million.

Century Acquisition

During the six months ended June 30, 2021, we increased our market presence in the Orlando, Florida market with our acquisition (the “Century Acquisition”) of Century Homes Florida, LLC (“Century Homes”). Effective as of January 31, 2021, we consummated the first phase of the Century Acquisition of Orlando-based homebuilder Century Homes from Tavistock Development Company (“Tavistock”). We paid $36 million to acquire 134 units under construction and 229 finished lots on which we expect to begin construction during 2021 and 2022. The Company funded the entire purchase price of the Century Acquisition with cash on hand and borrowings under our Credit Agreement.

Key Results

Key financial results as of and for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, were as follows:

•	Revenues increased 83% to $365 million from $200 million.

•	Net new orders increased 92% to 1,521 net new orders from 792 net new orders.

•	Homes closed increased 91% to 996 homes from 522 homes.

•	Backlog of sold homes increased 184% to 4,137 homes from 1,457 homes.

•	Average sales price of homes closed decreased 2% to $358,604 from $366,704.

•	Gross margin as a percentage of home sales revenues increased to 16.5% from 13.8%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 23.5% from 21.6%.

•	Net and comprehensive income increased 157% to $32 million from $12 million.

•	Net and comprehensive income attributable to Dream Finders Homes, Inc. increased 144% to $29 million from $12 million.

•	EBITDA (non-GAAP) as a percentage of revenues increased to 11.6% from 9.7%.

•	Active communities at June 30, 2021 increased to 117 from 86 at June 30, 2020.

•	Return on equity was 44.3% for the trailing twelve months ended June 30, 2021, compared to 33.7% for the same period in the prior year.

Key financial results as of and for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, were as follows:

•	Revenues increased 82% to $709 million from $389 million.

•	Net new orders increased 115% to 3,531 net new orders from 1,641 net new orders.

•	Homes closed increased 93% to 1,998 homes from 1,037 homes.

•	Backlog of sold homes increased 184% to 4,137 homes from 1,457 homes.

•	Average sales price of homes closed decreased 5% to $347,261 from $366,604.

•	Gross margin as a percentage of home sales revenues increased to 15.8% from 13.3%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 22.6% from 21.2%.

•	Net and comprehensive income increased 145% to $50 million from $20 million.

•	Net and comprehensive income attributable to Dream Finders Homes, Inc. increased 144% to $45 million from $18 million.

•	EBITDA (non-GAAP) as a percentage of revenues increased to 10.5% from 8.6%.

For reconciliations of the non-GAAP financial measures, adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Financial Measures.”

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following table sets forth our results of operations for the periods indicated:

	For the Three Months Ended June 30, (unaudited)
	2021	2020	Amount Change	% Change
Revenues	$365,276,101	$199,801,128	$165,474,973	83%
Cost of sales	303,589,420	171,236,637	132,352,783	77%
Selling, general and administrative expense	28,686,162	17,062,297	11,623,865	68%
Income from equity in earnings of unconsolidated entities	(1,125,001)	(1,926,702)	801,701	-42%
Loss/(Gain) on sale of assets	48,034	(200)	48,234	-24117%
Loss on extinguishment of debt	-	-	-	100%
Other Income
Other	(1,668,263)	(785,153)	(883,109)	100%
Paycheck Protection Program forgiveness	(7,219,794)	-	(7,219,794)	100%
Other Expense
Other	2,434,780	1,360,526	1,074,253	79%
Contingent consideration revaluation	3,976,980	316,772	3,660,208	100%
Interest expense	15,796	45,948	(30,152)	-66%
Income before taxes	$36,537,987	$12,491,003	$24,046,984	193%
Income tax expense	(4,478,317)	-	(4,478,317)	100%
Net and comprehensive income	$32,059,670	$12,491,003	$19,568,667	157%
Net and comprehensive income attributable to non-controlling interests	(3,485,789)	(766,902)	(2,718,887)	355%
Net and comprehensive income attributable to Dream Finders Homes, Inc.	28,573,881	11,724,101	16,849,780	144%

Earnings per share(6)
Basic	$0.31	$-	$0.31	100%
Diluted	$0.31	$-	$0.31	100%
Weighted-average number of shares
Basic	92,521,482	-	92,521,482	100%
Diluted	92,670,727	-	92,670,727	100%
Consolidated Balance Sheets Data (at period end):
Cash and cash equivalents	$6,154,320	$35,057,235	$(28,902,915)	-82%
Total assets	$932,281,953	$546,819,564	$385,462,389	70%
Short-term debt, net	$369,048,531	$258,834,551	$110,213,980	43%
Finance lease liabilities	$267,198	$422,818	$(155,620)	-37%
Preferred mezzanine equity	$6,703,460	$54,034,479	$(47,331,019)	-88%
Common mezzanine equity	$-	$17,519,137	$(17,519,137)	-100%
Common members' equity	$-	$68,854,097	$(68,854,097)	-100%
Common stock - Class A	$322,953	$-	$322,953	100%
Common stock - Class B	$602,262	$-	$602,262	100%
Additional paid-in capital	$255,289,812	$-	$255,289,812	100%
Retained earnings	$45,610,738	$-	$45,610,738	100%
Non-controlling interests	$20,873,515	$31,409,923	$(10,536,408)	-34%

Other Financial and Operating Data
Active communities at end of period(1)	117	86	31	36%
Home closings	996	522	474	91%
Average sales price of homes closed(7)	$358,604	$366,704	$(8,100)	-2%
Net new orders	1,521	792	729	92%
Cancellation rate	14.4%	18.0%	-3.6%	-20%
Backlog (at period end) - homes	4,137	1,457	2,680	184%
Backlog (at period end, in thousands) - value	$1,646,725	$539,856	$1,106,869	205%
Gross margin (in thousands)(2)	$60,154	$27,384	$32,770	120%
Gross margin %(3)	16.5%	13.8%	2.7%	20%
Net profit margin	7.8%	5.9%	1.9%	32%
Adjusted gross margin (in thousands)(2)(4)	$85,452	$42,836	$42,616	99%
Adjusted gross margin %(3)	23.5%	21.6%	1.9%	9%
EBITDA (in thousands)(4)	$42,421	$19,331	$23,090	119%
EBITDA margin %(3)(5)	11.6%	9.7%	1.9%	20%

(1)	A community becomes active once the model is completed or the community has its fifth sale. A community becomes inactive when it has fewer than five units remaining to sell.
(2)	Gross margin is home sales revenue less cost of sales.
(3)	Calculated as a percentage of home sales revenue.
(4)
Adjusted gross margin and EBITDA are non-GAAP financial measures. For definitions of adjusted gross margin and EBITDA and a reconciliation to our most directly comparable financial measures calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

(5)	Calculated as a percentage of revenues.
(6)	The Company calculated earnings per share (“EPS”) based on net income attributable to common stockholders for the period January 21, 2021 through June 30, 2021 over the weighted average diluted shares outstanding for the same period. The total outstanding shares of common stock are made up of Class A common stock and Class B common stock, which participate equally in their ratable ownership share of the Company. For the three months ended June 30, 2021, the diluted shares of common stock outstanding were 92,670,727.
(7)	Average selling price of homes closed is calculated based on home sales revenue, excluding the impact of deposit forfeitures and percentage of completion revenues, over homes closed.

Revenues. Revenues for the three months ended June 30, 2021 were $365 million, an increase of $165 million, or 83%, from $200 million for the three months ended June 30, 2020. The increase in revenues was primarily attributable to an increase in home closings of 474 homes, or 91%, during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Our October 2020 acquisition of the homebuilding business of H&H Constructors of Fayetteville, LLC (“H&H Homes”), a North Carolina limited liability company, contributed 315 home closings and $87 million in homebuilding revenues for the three months ended June 30, 2021. The average sales price of homes closed for the three months ended June 30, 2021 was $358,604, a decrease of $8,100 or 2%, over an average sales price of homes closed $366,704 for the three months ended June 30, 2020, primarily due to the lower average sales price of homes closed within the H&H Homes segment partially offset by price appreciation across the Company’s remaining segments.

Cost of Sales and Gross Margin. Cost of sales for the three months ended June 30, 2021 was $304 million, an increase of $133 million, or 77%, from $171 million for the three months ended June 30, 2020. The increase in the cost of sales is primarily due to the increase in home closings for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Gross margin for the three months ended June 30, 2021 was $60 million, an increase of $33 million, or 120%, from $27 million for the three months ended June 30, 2020. Gross margin as a percentage of home sales revenue was 16.5% for the three months ended June 30, 2021, an increase of 270 basis points, or 20%, from 13.8% for the three months ended June 30, 2020. The increase in gross margin percentage is largely attributable to price appreciation outpacing cost inflation as well as lower cost of funds.

Adjusted Gross Margin. Adjusted gross margin for the three months ended June 30, 2021 was $85 million, an increase of $42 million, or 99%, from $43 million for the three months ended June 30, 2020. Adjusted gross margin as a percentage of home sales revenue for the three months ended June 30, 2021 was 23.5%, an increase of 190 basis points, or 9%, as compared to 21.6% for the three months ended June 30, 2020. The increases in adjusted gross margin and adjusted gross margin percentage is attributable to price appreciation outpacing cost inflation as well as lower cost of funds. Adjusted gross margin is a non-GAAP financial measure. For the definition of adjusted gross margin and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2021 was $29 million, an increase of $12 million, or 65%, from $17 million for the three months ended June 30, 2020. The increase in selling, general and administrative expense was primarily due to the inclusion of $8 million in expenses for the operations of H&H Homes for the three months ended June 30, 2021. Selling, general and administrative expense as a percentage of revenue was 7.9% for the three months ended June 30, 2021, compared to 8.5% for the three months ended June 30, 2020. The decrease of 60 basis points is attributable to the Company achieving improved scale in certain segments.

Other Income – Paycheck Protection Program Forgiveness. Other income related to the forgiveness of the PPP grant for the three months ended June 30, 2021 was $7 million as compared to $0 for the three months ended June 30, 2020. The increase is attributable to the SBA forgiving the Company’s PPP grant in full, during the second quarter of 2021.

Other Expense – Contingent Consideration. Contingent consideration expense for the three months ended June 30, 2021 was $4 million, as compared to $0 for the three months ended June 30, 2020. The increase in contingent consideration expense is due to fair value adjustments of future expected earnout payments from the acquisition of H&H Homes. Based on our current projections, we expect the H&H segment to earn higher pre-tax income for the remainder of the earnout period, when compared to our initial estimates.

Net and Comprehensive Income. Net and comprehensive income for the three months ended June 30, 2021 was $32 million, an increase of $20 million, or 174%, from $12 million for the three months ended June 30, 2020. The increase in net and comprehensive income was primarily attributable to an increase in gross margin on homes closed of $33 million, or 120%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Net and Comprehensive Income Attributable to Dream Finders Homes, Inc. Net and comprehensive income attributable to Dream Finders for the three months ended June 30, 2021 was $29 million, an increase of $17 million, or 144%, from $12 million for the three months ended June 30, 2020. The increase was primarily attributable to a significant increase in home closings and gross margin. The change in net and comprehensive income attributable to Dream Finders Homes, Inc. is reduced by $5 million in income tax expense for the three months ended June 30, 2021, which was not applicable to DFH LLC.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following table sets forth our results of operations for the periods indicated:

	For the Six Months Ended June 30, (unaudited)
	2021	2020	Amount Change	% Change
Revenues	$708,836,466	$388,539,561	$320,296,905	82%
Cost of sales	594,626,181	334,982,320	259,643,861	78%
Selling, general and administrative expense	55,652,375	34,581,082	21,071,293	61%
Income from equity in earnings of unconsolidated entities	(2,857,394)	(3,286,090)	428,696	-13%
Loss/(Gain) on sale of assets	(17,483)	(34,295)	16,812	-49%
Loss on extinguishment of debt	697,423	-	697,423	100%
Other Income
Other	(2,150,482)	(919,214)	(1,231,268)	134%
Paycheck Protection Program forgiveness	(7,219,794)	-	(7,219,794)	100%
Other Expense
Other	5,337,828	2,555,837	2,781,991	109%
Contingent consideration revaluation	5,159,725	316,772	4,842,953	1529%
Interest expense	657,657	81,653	576,004	705%
Income before taxes	$58,950,430	$20,261,496	$38,688,934	191%
Income tax expense	(9,294,799)	-	(9,294,799)	100%
Net and comprehensive income	$49,655,631	$20,261,496	$29,394,135	145%
Net and comprehensive income attributable to non-controlling interests	(4,961,107)	(1,957,361)	(3,003,746)	153%
Net and comprehensive income attributable to Dream Finders Homes, Inc.	44,694,524	18,304,135	26,390,389	144%

Earnings per share(6)
Basic	$0.49	$-	$0.49	100%
Diluted	$0.49	$-	$0.49	100%
Weighted-average number of shares
Basic	92,521,482	-	92,521,482	100%
Diluted	92,641,222	-	92,641,222	100%
Consolidated Balance Sheets Data (at period end):
Cash and cash equivalents	$6,154,320	$35,057,235	$(28,902,915)	-82%
Total assets	$932,281,953	$546,819,564	$385,462,389	70%
Short-term debt, net	$369,048,531	$258,834,551	$110,213,980	43%
Finance lease liabilities	$267,198	$422,818	$(155,620)	-37%
Preferred mezzanine equity	$6,703,460	$54,034,479	$(47,331,019)	-88%
Common mezzanine equity	$-	$17,519,137	$(17,519,137)	-100%
Common members' equity	$-	$68,854,097	$(68,854,097)	-100%
Common stock - Class A	$322,953	$-	$322,953	100%
Common stock - Class B	$602,262	$-	$602,262	100%
Additional paid-in capital	$255,289,812	$-	$255,289,812	100%
Retained earnings	$45,610,738	$-	$45,610,738	100%
Non-controlling interests	$20,873,515	$31,409,923	$(10,536,408)	-34%

Other Financial and Operating Data
Active communities at end of period(1)	117	86	31	36%
Home closings	1,998	1,037	961	93%
Average sales price of homes closed(7)	$347,261	$366,604	$(19,343)	-5%
Net new orders	3,531	1,641	1,890	115%
Cancellation rate	10.9%	14.9%	-4.0%	-27%
Backlog (at period end) - homes	4,137	1,457	2,680	184%
Backlog (at period end, in thousands) - value	$1,646,725	$539,856	$1,106,869	205%
Gross margin (in thousands)(2)	$111,284	$51,413	$59,871	116%
Gross margin %(3)	15.8%	13.3%	2.5%	18%
Net profit margin	6.3%	4.7%	1.6%	34%
Adjusted gross margin (in thousands)(2)(4)	$159,683	$81,842	$77,841	95%
Adjusted gross margin %(3)	22.6%	21.2%	1.4%	7%
EBITDA (in thousands)(4)	$74,621	$33,454	$41,167	123%
EBITDA margin %(3)(5)	10.5%	8.6%	1.9%	22%

(1)	A community becomes active once the model is completed or the community has its fifth sale. A community becomes inactive when it has fewer than five units remaining to sell.
(2)	Gross margin is home sales revenue less cost of sales.
(3)	Calculated as a percentage of home sales revenue.
(4)
Adjusted gross margin and EBITDA are non-GAAP financial measures. For definitions of adjusted gross margin and EBITDA and a reconciliation to our most directly comparable financial measures calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

(5)	Calculated as a percentage of revenues.
(6)
The Company calculated earnings per share (“EPS”) based on net income attributable to common stockholders for the period January 21, 2021 through June 30, 2021 over the weighted average diluted shares outstanding for the same period. EPS was calculated prospectively for the period subsequent to the IPO and Corporate Reorganization as described in Note 1 – Nature of Business and Significant Accounting Policies, resulting in 92,521,482 shares of common stock outstanding as of the closing of the IPO. For the six months ended June 30, 2021, the diluted shares of common stock outstanding were 92,641,222. The total outstanding shares of common stock are made up of Class A common stock and Class B common stock, which participate equally in their ratable ownership share of the Company.

(7)	Average selling price of homes closed is calculated based on home sales revenue, excluding the impact of deposit forfeitures and percentage of completion revenues, over homes closed.

Revenues. Revenues for the six months ended June 30, 2021 were $709 million, an increase of $320 million, or 82%, from $389 million for the six months ended June 30, 2020. The increase in revenues was primarily attributable to an increase in home closings of 961 homes, or 93%, during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Our October 2020 acquisition of the homebuilding business of H&H Homes, contributed 658 home closings and $180 million in homebuilding revenues for the six months ended June 30, 2021. The average sales price of homes closed for the six months ended June 30, 2021 was $347,261, a decrease of $19,343 or 5%, over the average sales price of homes closed of $366,604 for the six months ended June 30, 2020, primarily due to the lower average sales price of homes closed within the H&H Homes segment.

Cost of Sales and Gross Margin. Cost of sales for the six months ended June 30, 2021 was $595 million, an increase of $260 million, or 78%, from $335 million for the six months ended June 30, 2020. The increase in the cost of sales is primarily due to the increase in home closings for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Gross margin for the six months ended June 30, 2021 was $111 million, an increase of $60 million, or 116%, from $51 million for the six months ended June 30, 2020. Gross margin as a percentage of home sales revenue was 15.8% for the six months ended June 30, 2021, an increase of 250 basis points, or 18%, from 13.3% for the six months ended June 30, 2020. The increase in gross margin percentage is largely attributable to price appreciation outpacing cost inflation as well as lower cost of funds.

Adjusted Gross Margin. Adjusted gross margin for the six months ended June 30, 2021 was $160 million, an increase of $78 million, or 95%, from $82 million for the six months ended June 30, 2020. Adjusted gross margin as a percentage of home sales revenue for the six months ended June 30, 2021 was 22.6%, an increase of 140 basis points, or 7%, as compared to 21.2% for the six months ended June 30, 2020. The increases in adjusted gross margin and adjusted gross margin percentage is attributable to price appreciation outpacing cost inflation as well as lower cost of funds. Adjusted gross margin is a non-GAAP financial measure. For the definition of adjusted gross margin and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

Selling, General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 2021 was $56 million, an increase of $21 million, or 61%, from $35 million for the six months ended June 30, 2020. The increase in selling, general and administrative expense was primarily due to the inclusion of $15 million in expenses for the operations of H&H Homes for the six months ended June 30, 2021. Selling, general and administrative expense as a percentage of revenue was 7.9% for the six months ended June 30, 2021, compared to 8.9% for the six months ended June 30, 2020. The decrease of 100 basis points is attributable to the Company achieving improved scale in certain segments.

Other Income – Paycheck Protection Program Forgiveness. Other income related to the forgiveness of the PPP grant for the six months ended June 30, 2021 was $7 million, as compared to $0 for the six months ended June 30, 2020. The increase is attributable to the SBA forgiving the Company’s PPP grant in full, during the second quarter of 2021.

Other Expense. Other expense for the six months ended June 30, 2021 was $5 million, an increase of $2 million, or 109%, as compared to $3 million for the six months ended June 30, 2020. The increase in other expenses is primarily attributable to the acceleration of stock compensation expense as a result of the Corporate Reorganization.

Other Expense – Contingent Consideration. Contingent consideration expense for the six months ended June 30, 2021 was $5 million, an increase of $5 million, as compared to $0 for the six months ended June 30, 2020. The increase in contingent consideration expense is due to fair value adjustments of future expected earnout payments from the acquisition of H&H Homes. The increase in contingent consideration was due to H&H Homes exceeding initial projections

Net and Comprehensive Income . Net and comprehensive income for the six months ended June 30, 2021 was $50 million, an increase of $30 million, or 145%, from $20 million for the six months ended June 30, 2020. The increase in net and comprehensive income was primarily attributable to an increase in gross margin on homes closed of $60 million, or 116%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Net and Comprehensive Income Attributable to Dream Finders Homes, Inc. Net and comprehensive income attributable to Dream Finders for the six months ended June 30, 2021 was $45 million, an increase of $27 million, or 144%, from $18 million for the six months ended June 30, 2020. The increase was primarily attributable to a significant increase in home closings and gross margin. The change in net and comprehensive income attributable to Dream Finders Homes, Inc. is reduced by $9 million in income tax expense for the six months ended June 30, 2021, which was not applicable to DFH LLC.

Backlog. Backlog at June 30, 2021 was 4,137 homes valued at approximately $1,647 million, an increase of  2,680 homes and $1,107 million, respectively, or 184% and 205%, respectively, as compared to 1,457 homes valued at approximately $540 million at June 30, 2020. The increase in backlog was primarily attributable to an increase in active communities to 117 for the six months ended June 30, 2021, an increase of 31 communities or 36%, as compared to 86 for the six months ended June 30, 2020. The average monthly sales per community for the six months ended June 30, 2021 were 4.3, an increase of 1.2, or 39%, from 3.1 average monthly sales per community during the six months ended June 30, 2020.

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

	For the Three Months Ended June 30,
Column1	2021	As a % of Home Sales Revenue	2020	As a % of Home Sales Revenue .
Revenues	$365,276		$199,801
Other revenue	1,533		1,180
Home sales revenue	363,743		198,621
Cost of sales	303,589	83.5%	171,237	86.2%
Gross Margin(1)	60,154	16.5%	27,384	13.8%
Interest expense in cost of sales	7,365	2.0%	5,807	2.9%
Amortization in cost of sales(3)	2,072	0.6%	1,065	0.5%
Commission expense	15,861	4.4%	8,580	4.3%
Adjusted gross margin	85,452	23.5%	42,836	21.6%
Gross margin %(2)	16.5%		13.8%
Adjusted gross margin %(2)	23.5%		21.6%

	For the Six Months Ended June 30,
Column1	2021	As a % of Home Sales Revenue	2020	As a % of Home Sales Revenue .
Revenues	$708,836		$388,540
Other revenue	2,926		2,145
Home sales revenue	705,910		386,395
Cost of sales	594,626	84.2%	334,982	86.7%
Gross Margin(1)	111,284	15.8%	51,413	13.3%
Interest expense in cost of sales	15,640	2.2%	11,799	3.1%
Amortization in cost of sales(3)	1,624	0.2%	1,658	0.4%
Commission expense	31,135	4.4%	16,972	4.4%
Adjusted gross margin	159,683	22.6%	81,842	21.2%
Gross margin %(2)	15.8%		13.3%
Adjusted gross margin %(2)	22.6%		21.2%

(1)	Gross margin is home sales revenue less cost of sales.
(2)	Calculated as a percentage of home sales revenues.
(3)	Includes purchase accounting adjustment, as applicable.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Column1	2021	2020	2021 .	2020 .
Net income	$28,574	$11,724	$44,695	$18,304
Interest income	-	(2)	(4)	(34)
Interest expensed in cost of sales	7,365	5,807	15,640	11,799
Interest expense	16	46	658	82
Income tax expense	4,478	-	9,295	-
Depreciation and amortization	1,988	1,756	4,337	3,303
EBITDA	$42,421	$19,331	$74,621	$33,454
Stock-based compensation expense	1,452	-	3,800	224
Adjusted EBITDA	$43,873	$19,331	$78,421	$33,678
EBITDA margin %(1)	11.6%	9.7%	10.5%	8.6%
Adjusted EBITDA margin %(1)	12.0%	9.7%	10.8%	8.7%

(1)	Calculated as a percentage of revenues.

Backlog, Sales and Closings

A new order (or new sale) is reported when a customer has received preliminary mortgage approval and the sales contract has been signed by the customer, approved by us and secured by a deposit, typically approximately 1-3% of the purchase price of the home. These deposits are typically not refundable, but each customer situation is evaluated individually.

Net new orders are new orders or sales (gross) for the purchase of homes during the period, less cancellations of existing purchase contracts during the period. Sales to investors that intend to lease the homes are recognized when the Company has received a nonrefundable deposit. Our cancellation rate for a given period is calculated as the total number of new (gross) sales purchase contracts canceled during the period divided by the total number of new (gross) sales contracts entered into during the period. Our cancellation rate for the three months ended June 30, 2021 was 14.4%, a decrease of 360 basis points when compared to the 18.0% cancellation rate for the three months ended June 30, 2020.Our cancellation rate for the six months ended June 30, 2021 was 10.9% a decrease of 400 basis points when compared to the 14.9% cancellation rate for the six months ended June 30, 2020.

The following tables present information concerning our new home sales, starts and closings in each of our markets for the three and six months ended June 30, 2021 and 2020.

		For the Three Months Ended June 30,					Period Over Period Percent Change
	2021(1)			2020
Market	Sales	Starts	Closings	Sales 2	Starts 2	Closings 2	Sales 3	Starts 3	Closings 3
The Carolinas (H&H Homes)	499	584	315	N/A	N/A	N/A	N/A	N/A	N/A
Jacksonville	307	379	265	388	361	247	-21%	5%	7%
Orlando(1)	328	166	147	105	102	72	212%	63%	104%
Colorado	27	108	47	50	56	50	-46%	93%	-6%
DC Metro	20	49	35	45	60	37	-56%	-18%	-5%
Other(2)	340	297	187	204	116	116	67%	156%	61%
Grand Total	1,521	1,583	996	792	695	522	92%	128%	91%

		For the Six Months Ended June 30,					Period Over Period Percent Change
	2021(1)			2020
Market	Sales	Starts	Closings	Sales 2	Starts 2	Closings 2	Sales 3	Starts 3	Closings 3
The Carolinas (H&H Homes)	1,146	997	658	N/A	N/A	N/A	N/A	N/A	N/A
Jacksonville	867	783	560	802	646	513	8%	21%	9%
Orlando(1)	609	338	308	233	199	98	161%	70%	214%
Colorado	166	182	81	144	129	97	15%	41%	-16%
DC Metro	72	81	59	112	108	88	-36%	-25%	-33%
Other(2)	671	586	332	350	262	241	92%	124%	38%
Grand Total	3,531	2,967	1,998	1,641	1,344	1,037	115%	121%	93%

(1)	Includes sales, starts and closings for Century Homes from the acquisition date of January 31, 2021.
(2)	Austin, Savannah, Village Park Homes, Active Adult and Custom Homes.

Our “backlog” consists of homes under a purchase contract that are signed by homebuyers who have met the preliminary criteria to obtain mortgage financing but such home sales to end buyers have not yet closed. Ending backlog represents the number of homes in backlog from the previous period plus the number of net new orders generated during the current period minus the number of homes closed during the current period. Our backlog at any given time will be affected by cancellations and the number of our active communities. Homes in backlog are generally closed within one to six months, although we may experience cancellations of purchase contracts at any time prior to such home closings. Certain sales to investors that intend to lease the homes may be delivered over a longer duration. It is important to note that net new orders, backlog and cancellation metrics are operational, rather than accounting, data and should be used only as a general gauge to evaluate performance. Backlog may be impacted by customer cancellations for various reasons that are beyond our control, and, in light of our minimal required deposit, there is little negative impact to the potential homebuyer from the cancellation of the purchase contract.

The following table presents information concerning our new orders, cancellation rate and ending backlog for the periods (and at the end of the period) set forth below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
12	2021	2020	2021 2	2020 2
Net New Orders	1,521	792	3,531	1,641
Cancellation Rate	14.4%	18.0%	10.9%	14.9%

	June 30,
12	2021	2020
Ending Backlog - Homes	4,137	1,457
Ending Backlog - Value (in thousands)	$1,646,725	$539,856

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

As of June 30, 2021, our lot deposits and investments in finished lot option and land bank contracts were $108 million, of which $5 million was refundable at our option. As of June 30, 2021, we controlled 22,923 lots under lot option and land bank option contracts.

Owned and Controlled Lots

The following table presents our owned or controlled lots by market and active adult and custom home divisions as of June 30, 2021 and December 31, 2020.

	As of June 30,			As of December 31,
	2021			2020			% Change of
Division	Owned	Controlled	Total	Owned 1	Controlled 1	Total 1	Total .
The Carolinas (H&H Homes)	1,431	4,945	6,376	1,348	4,107	5,455	17%
Jacksonville	1,135	5,125	6,260	715	4,445	5,160	21%
Orlando	520	3,413	3,933	256	2,504	2,760	43%
Colorado	166	5,107	5,273	106	4,145	4,251	24%
DC Metro	124	719	843	77	566	643	31%
Other(1)	904	3,614	4,518	629	3,509	4,138	9%
Grand Total	4,280	22,923	27,203	3,131	19,276	22,407	21%

(1)	Includes owned and controlled lots for Century Homes from the acquisition date of January 31, 2021.
(2)	Austin, Savannah, Village Park Homes, Active Adult and Custom Homes.

Owned Real Estate Inventory Status

The following table presents our owned real estate inventory status as of June 30, 2021 and 2020.

	As of June 30, 2021	As of December 31, 2020
Owned Real Estate Inventory Status (1)	% of Owned Real Estate Inventory	% of Owned Real Estate Inventory 1
Construction in progress and finished homes	87.7%	88.8%
Finished lots and land under development	12.3%	11.2%
Total	100%	100%

(1)	Represents our owned homes under construction, finished lots and capitalized costs related to land under development. Land and lots from consolidated joint ventures are excluded.

Our Active Communities

We define an active community as a community where we have recorded five net new orders or a model home is currently open to customers. A community is no longer active when we have less than five home sites to sell to customers. Active community count is an important metric to forecast future net new orders for our business. As of June 30, 2021, we had 117 active communities, an increase of 31 communities, or 36%, when compared to our 86 active communities at June 30, 2020. Our active community count excludes communities under the Company’s build for rent contracts, as all sales to investors occur at one point in time and these communities would have no home sites remaining to sell. As of June 30, 2021, the Company had five communities under construction for build for rent contacts.

Our Mortgage Banking Business

For the three months ended June 30, 2021, our mortgage banking joint venture, Jet LLC, originated and funded 540 home loans with an aggregate principal amount of approximately $173 million as compared to 563 home loans with an aggregate principal amount of approximately $157 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, our mortgage banking joint venture, Jet LLC, originated and funded 1,011 home loans with an aggregate principal amount of approximately $319 million as compared to 993 home loans with an aggregate principal amount of approximately $279 million for the six months ended June 30, 2020. For the three months ended June 30, 2021 and 2020, respectively, Jet LLC had net income of approximately $2 million and $4 million. For the six months ended June 30, 2021 and 2020, respectively, Jet LLC had net income of approximately $6 million and $7 million.  Our interest in Jet LLC is accounted for under the equity investment method and is not consolidated in our condensed consolidated financial statements, as we do not control, and are not deemed the primary beneficiary of, the variable interest entity (“VIE”). See “Note 9. Variable Interest Entities and Investments in Other Entities” to our condensed consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for a description of our joint ventures, including those that were determined to be VIEs, and the related accounting treatment.

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

Liquidity and Capital Resources

Overview

As of June 30, 2021, we had $6 million in cash and cash equivalents (excluding $47 million of restricted cash), a decrease of $29 million, or 83%, from $36 million as of December 31, 2020. Additionally, the Company has $76 million of availability under the Credit Agreement and $32 million of closing proceeds in transit, for a total of $114 million in liquidity. We generate cash from the sale of our inventory and we intend to re-deploy the net cash generated from the sale of inventory to acquire and control land and further grow our operations year over year. We believe that our sources of liquidity are sufficient to satisfy our current commitments.

Immediately following the closing of our IPO, we replaced all of our secured vertical construction lines of credit facilities with our credit agreement (the “Credit Agreement”) with a syndicate of lenders and Bank of America, N.A, as administrative agent, providing for a senior unsecured revolving credit facility which has an initial aggregate commitment of up to $450 million and an accordion feature that allows the facility to expand to a borrowing base of up to $750 million (our “Credit Facility”). We believe that the consolidation of our indebtedness into a single credit facility will reduce our financing costs, create operating efficiencies and enhance returns.

Our principal uses of capital are lot deposits and purchases, vertical home construction, operating expenses and the payment of routine liabilities. During the six months ended June 30, 2021, we also used cash in hand to make non-recurring payments in relation to the IPO.

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

We actively enter into finished lot option contracts by placing deposits with land sellers of typically 10% or less of the aggregate purchase price of the finished lots. When entering into these contracts, we also agree to purchase finished lots at pre-determined time frames and quantities that match our expected selling pace in the community. For the three months ended June 30, 2021, the majority of these future lot purchases were financed by the Credit Agreement.

From time to time, we also enter into land development arrangements with land sellers, land developers and land bankers. We typically provide a lot deposit of 10% or less, or 15% or less in the case of land bank option contracts, of the total investment required to develop lots that we will have the option to acquire in the future. In these transactions, we also incur lot option fees that have historically been 15% or less of the outstanding capital balance held by the land banker. The initial investment and lot option fees require our ability to allocate liquidity resources to projects that will be not materialize into cash inflows or operating income in the near term. The above cash strategies are designed to allow us to maintain adequate lot supply in our existing markets and support ongoing growth and profitability. As we continue to operate in a low interest rate environment, with consistent increase in the demand for new homes and constrained lot supply compared to population and job growth trends, we intend to continue to re-invest our earnings into our business and focus on expanding our operations. In addition, as the opportunity to purchase finished lots in desired locations becomes increasingly more limited and competitive, we are committed to allocating additional liquidity to land-bank deposits on land development projects, as this strategy mitigates the risks associated with holding undeveloped land on our balance sheet, while allowing us to control adequate lot supply in our key markets to support forecasted growth. As of June 30, 2021, our lot deposits and investments related to finished lot option contracts and land bank option contracts were $108 million, including $5 million of refundable lot deposits. For the six months ended June 30, 2021, we closed 1,998 homes, acquired 3,025 lots and started construction on 2,967 homes.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$(121,287)	$(28,000)
Net cash provided by (used in) investing activities	(23,485)	842
Net cash provided by (used in) financing activities	112,652	15,486

Net cash used in operating activities was $121 million for the six months ended June 30, 2021, an increase of $93 million, as compared to $28 million of net cash used in operating activities for the six months ended June 30, 2020. The increase in net cash used in operating activities was driven by an increase of $117 million in inventories and an increase in lot deposits of $41 million as the Company deploys its available cash from the Credit Agreement into future growth, partially offset by higher deposits of $29 million received from customers and the increase in net income generated on home closings.

Net cash used in investing activities was $23 million for the six months ended June 30, 2021, an increase of $24 million, as compared to $1 million of cash provided by investing activities for the six months ended June 30, 2020. The increase in net cash used in investing activities was primarily attributable to the acquisition of Century Homes during the first quarter of 2021.

Net cash provided by financing activities was $113 million for the six months ended June 30, 2021, an increase of $97 million, as compared to $15 million of cash provided by financing activities for the six months ended June 30, 2020. The increase in net cash provided in financing activities was primarily attributable to the Corporate Reorganization, which was partially offset by the redemption of the Series C preferred units of DFH LLC of $26 million, and payments to terminate the Company’s historical vertical construction lines of credit and notes payable, including the $20 million bridge loan utilized in funding the H&H Acquisition, in connection with the new unsecured Credit Agreement.

Credit Facilities and Financial Guarantees

As of June 30, 2021, under our Credit Facility we had a maximum availability of $450 million and an outstanding balance of $365 million. As of December 31, 2020, we had 34 vertical construction lines of credit facilities with a cumulative maximum availability of $763 million and an aggregate outstanding balance of $290 million. Historically, our vertical construction lines of credit facilities were fully collateralized by finished lots and homes under construction.

Series C Preferred Units

On January 27, 2021, we redeemed all 26,000 outstanding Series C preferred units of DFH LLC at a redemption price of $26 million, plus accrued distributions and fees of $0.2 million.

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

As of June 30, 2021, we owned and controlled 27,203 lots through finished lot option contracts and land bank option contracts. Our entire risk of loss pertaining to the aggregate purchase price of contractual commitments resulting from our non-performance under our finished lot option contracts and land bank option contracts is limited to approximately $108 million in deposits and investments made as of June 30, 2021—$108 million of lot deposits, including $5 million of refundable lot deposits pertaining to deals that are still in the due diligence inspection period.

Surety Bonds and Letters of Credit

We enter into letter of credit and surety bond arrangements with local municipalities, government agencies and land developers. These arrangements relate to certain performance-related obligations and serve as security for certain land option agreements. At June 30, 2021, we had outstanding letters of credit and surety bonds totaling $12 million and $37 million, respectively. We believe we will fulfill our obligations under the related arrangements and do not anticipate any material losses under these letters of credit or surety bonds.

Contractual Obligations

As of June 30, 2021, there have been no material changes to our contractual obligations appearing in the “Contractual Obligations, Commitments and Contingencies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

We believe that there have been no significant changes to our critical accounting policies during the six months ended June 30, 2021 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

On January 25, 2021, we entered into the Credit Agreement, providing for a senior unsecured revolving credit facility, which has an initial aggregate commitment of up to $450.0 million. As of June 30, 2021, we had $365 million of indebtedness outstanding under our Credit Facility. The Credit Agreement includes provisions for any existing lender to, at the Company’s request, increase its revolving commitment under the Credit Agreement, add new revolving loan tranches under the Credit Agreement or add new term loan tranches under the Credit Agreement, in all cases not to exceed an aggregate of $300.0 million. The Credit Agreement provides for interest rate options on advances at rates equal to either: (a) in the case of base rate advances, the highest of (1) Bank of America, N.A.’s announced “prime rate”, (2) the federal funds rate plus 0.5%, and (3) the one-month LIBOR plus 1.0%, in each case not to be less than 1.5%; or (b) in the case of Eurodollar rate advances, the reserve adjusted LIBOR, not to be less than 0.5%. Borrowings under the Credit Agreement bear interest at the interest rate option plus an applicable margin ranging from (i) 2.00% to 2.75% per annum for base rate advances and (ii) 3.00% to 3.75% per annum for Eurodollar rate advances. The applicable margin will vary depending on the Company’s debt to capitalization ratio.

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

While we believe these efforts will improve our internal control over financial reporting and address the underlying causes of the material weaknesses, such material weaknesses will not be remediated until our remediation plan has been fully implemented, and we have concluded that our controls are operating effectively for a sufficient period of time. As of June 30, 2021, disclosure controls and procedures were not effective.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 25, 2021, we completed the IPO of 11,040,000 shares of our Class A common stock at a price to the public of $13.00 per share, which was conducted pursuant to our Registration Statement on Form S-1 (File No. 333-251612), as amended, that was declared effective on January 20, 2021. The IPO provided us with net proceeds of $134 million. On January 25, 2021, we used the net proceeds from the IPO, cash on hand and borrowings under our Credit Agreement to repay (i) all borrowings under our then-existing 34 separate secured vertical construction lines of credit facilities totaling $319 million and upon such repayment terminated such facilities and (ii) the BOMN Bridge Loan was used to finance the acquisition of H&H Homes, totaling $20 million, plus contractual interest of $0.6 million. The representatives of the underwriters of the IPO were BofA Securities, Inc., RBC Capital Markets, LLC and BTIG, LLC.

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS∞	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH∞	Inline XBRL Taxonomy Extension Schema Document.

101.CAL∞	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF∞	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB∞	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE∞	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
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

Dream Finders Homes, Inc.

Date:	August 10, 2021	/s/ Patrick O. Zalupski
Patrick O. Zalupski
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

	August 10, 2021	/s/ Rick A. Moyer
Rick A. Moyer
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)