Form 10-Q
period 2021-09-30
Dream Finders Homes, Inc.
filed 2021-11-10
CIK 1825088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021

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

As of November 10, 2021, there were 32,295,329 shares of the registrant’s Class A common stock, par value $0.01 per share, issued and outstanding and 60,226,153 shares of the registrant’s Class B common stock, par value $0.01 per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	DREAM FINDERS HOMES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020

Assets
Cash and cash equivalents	$85,539,220	$35,495,595
Restricted cash (VIE amounts of $2,854,685 and $8,793,201)	181,851,145	49,715,553
Accounts receivable (VIE amounts of $1,872,199 and $1,288,359)	31,845,905	24,927,903
Inventories:
Construction in process and finished homes	595,643,030	396,630,945
VIE owned land and lots	20,708,390	40,900,552
Company owned land and lots	50,140,666	46,839,616
Lot deposits	156,605,165	66,272,347
Equity method investments	7,343,797	4,545,349
Property and equipment, net	3,825,299	4,309,071
Operating lease right-of-use assets	12,665,167	14,219,248
Finance lease right-of-use assets	232,917	335,791
Intangible assets, net of amortization	1,995,000	2,660,003
Goodwill	30,360,997	28,566,232
Deferred tax asset	3,941,011	-
Other assets (VIE amounts of $2,460,576 and $0)	49,884,074	18,262,036
Total assets	$1,232,581,783	$733,680,241
Liabilities
Accounts payable (VIE amounts of $655,511 and $1,315,582)	$72,306,819	$37,418,693
Accrued expenses (VIE amounts of $7,284,286 and $9,977,268)	65,740,570	67,401,055
Customer deposits	109,780,976	59,392,135
Construction lines of credit	440,000,000	289,878,716
Notes payable (VIE amounts of $2,697,031 and $8,821,282)	3,913,031	29,653,282
Operating lease liabilities	12,981,615	14,410,560
Finance lease liabilities	242,623	345,062
Contingent consideration	27,712,570	23,157,524
Total liabilities	$732,678,204	$521,657,027
Commitments and contingencies (Note 6)
Mezzanine Equity
Preferred mezzanine equity	154,892,565	55,638,450
Common mezzanine equity	-	20,593,001
Total mezzanine equity	$154,892,565	$76,231,451

Members' Equity
Common members' equity	-	103,852,646
Total members' equity	$-	$103,852,646

Stockholders' Equity - Dream Finders Homes, Inc.
Class A common stock, $0.01 per share, 289,000,000 authorized, 32,295,329 outstanding	322,953	-
Class B common stock, $0.01 per share, 61,000,000 authorized, 60,226,153 outstanding	602,262	-
Additional paid-in capital	256,761,849	-
Retained earnings	64,552,332	-
Non-controlling interests	22,771,618	31,939,117
Total stockholders' and members' equity	499,903,579	212,023,214
Total liabilities, mezzanine equity, members' equity and stockholders' equity	$1,232,581,783	$733,680,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues	$362,983,638	$284,166,827	$1,071,820,104	$672,706,388
Cost of sales	303,386,434	240,701,064	898,012,615	575,683,384
Selling, general and administrative expense	32,434,505	19,856,843	88,086,880	55,071,469
Income from equity in earnings of unconsolidated entities	(1,372,690)	(1,557,559)	(4,230,084)	(4,843,649)
Loss/(Gain) on sale of assets	(55,347)	(18,711)	(72,830)	(53,006)
Loss on extinguishment of debt	-	-	697,423	-
Other Income
Other	(4,849,766)	(252,461)	(7,000,248)	(1,171,675)
Paycheck Protection Program forgiveness	-	-	(7,219,794)	-
Other Expense
Other	5,145,106	1,113,211	10,482,934	3,669,048
Contingent consideration revaluation	602,090	204,251	5,761,815	(112,521)
Interest expense	14,496	42,373	672,153	124,026
Income before taxes	27,678,810	24,077,816	86,629,240	44,339,312
Income tax expense	(4,110,795)	-	(13,405,594)	-
Net and comprehensive income	$23,568,015	$24,077,816	$73,223,646	$44,339,312
Net and comprehensive income attributable to non-controlling interests	(4,432,516)	(1,516,755)	(9,393,623)	(3,474,116)
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$19,135,499	$22,561,061	$63,830,023	$40,865,196
Earnings per share(1)
Basic	$0.20	$-	$0.69	$-
Diluted	$0.20	$-	$0.69	$-
Weighted-average number of share
Basic	92,521,482	-	92,521,482	-
Diluted	92,695,197	-	92,658,878	-

(1) The Company calculated earnings per share (“EPS”) based on net income attributable to common stockholders for the period January 21, 2021 through September 30, 2021 over the weighted average diluted shares outstanding for the same period. EPS was calculated prospectively for the period subsequent to the Company’s initial public offering and corporate reorganization as described in Note 1 – Nature of Business and Significant Accounting Policies, resulting in 92,521,482 shares of common stock outstanding as of the closing of the initial public offering. The total outstanding shares of common stock are made up of Class A common stock and Class B common stock, which participate equally in their ratable ownership share of the Company. For the three and the nine months ended September 30, 2021, the diluted shares of common stock outstanding were 92,695,197. and 92,658,878, respectively. Diluted shares were calculated by using the treasury stock method for stock grants and the if-converted method for the conversion option to common stock related to preferred stock that is available in the event the company has redeemed the stock in October of 2026.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
(Unaudited)

	Redeemable Preferred Units Mezzanine		Redeemable Common Units Mezzanine		Common Units Members'		Total Non-Controlling Interests	Total Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at June 30, 2020	48,549	$54,034,479	7,010	$17,519,137	76,655	$68,854,097	$31,409,923	$171,817,636
Unit compensation	-	-	-	-	-	249,554	-	249,554
Contributions	-	-	-	-	-	-	134,297	134,297
Contributions from non-controlling interests	-	-	-	-	-	-	-	-
Conversion of units	-	-	-	-	-	-	-	-
Redemptions	(6)	(6,000,000)	-	-	-	-	-	(6,000,000)
Distributions	-	(1,360,829)	-	-	-	(10,889,706)	(700,073)	(12,950,608)
Net income (loss)	-	3,684,448	-	1,583,709	-	17,292,904	1,516,755	24,077,816
Balance at September 30, 2020	48,543	$50,358,098	7,010	$19,102,846	76,655	$75,506,849	$32,360,902	$177,328,695

	Redeemable Preferred Units Mezzanine		Redeemable Common Units Mezzanine		Common Units Members'		Total Non-Controlling Interests	Total Equity
	Units	Amount	Units	Amount	Units	Amount
Balance December 31, 2019	49,555	$58,269,166	5,774	$16,248,246	76,655	$56,502,464	$30,471,371	$161,491,247
Unit compensation	-	-	-	-	-	697,054	-	697,054
Contributions	-	-	1,236	-	-	-	-	-
Contributions from non-controlling interests	-	-	-	-	-	-	3,692,625	3,692,625
Conversion of units	-	-	-	-	-	-	-	-
Redemptions	(1,012)	(13,000,000)	-	-	-	-	-	(13,000,000)
Distributions	-	(1,705,420)	-	-	-	(12,908,913)	(5,277,210)	(19,891,543)
Net income (loss)	-	6,794,352	-	2,854,600	-	31,216,244	3,474,116	44,339,312
Balance at September 30, 2020	48,543	$50,358,098	7,010	$19,102,846	76,655	$75,506,849	$32,360,902	$177,328,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY CONTINUED
(Unaudited)

	Redeemable Preferred Units Mezzanine		Redeemable Common Units Mezzanine		Common Units Members'		Common Stock - Class A		Common Stock - Class B		Additional Paid- in Capital	Retained Earnings	Total Non-Controlling Interests	Total Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2021	7,143	$6,703,460	-	$-	-	$-	32,295,329	$322,953	60,226,153	$602,262	$255,289,812	$45,610,738	$20,873,515	$329,402,740
Issuance of convertible preferred stock, net	150,000	147,995,200	-	-	-	-	-	-	-	-	-	-	-	147,995,200
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	1,472,037	-	-	1,472,037
Contributions	-	-	-	-	-	-	-	-	-	-	-	-	2,000,000	2,000,000
Contribution from non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of units	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Distributions	-	-	-	-	-	-	-	-	-	-	-	-	(4,534,413)	(4,534,413)
Net income	-	193,905	-	-	-	-	-	-	-	-	-	18,941,594	4,432,516	23,568,015
Balance at September 30, 2021	157,143	$154,892,565	-	$-	-	$-	32,295,329	$322,953	60,226,153	$602,262	$256,761,849	$64,552,332	$22,771,618	$499,903,579

	Redeemable Preferred Units Mezzanine		Redeemable Common Units Mezzanine		Common Units Members'		Common Stock - Class A		Common Stock - Class B		Additional Paid- in Capital	Retained Earnings	Total Non-Controlling Interests	Total Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2020	48,543	$55,638,450	7,010	$20,593,001	76,655	$103,852,646	-	$-	-	$-	$-	$-	$31,939,117	$212,023,214
Unit compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Contributions	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Contributions from non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of units	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Distributions	-	(3,617,390)	-	(1,274,690)	-	(18,384,243)	-	-	-	-	-	-	(3,476,258)	(26,752,581)
Net income (loss)	-	(157,451)	-	(91,043)	-	(995,588)	-	-	-	-	-	-	210,340	(1,033,742)
Balance at January 20, 2021 - prior to reorganization transactions and IPO	48,543	$51,863,609	7,010	$19,227,268	76,655	$84,472,815	-	$-	-	$-	$-	$-	$28,673,199	$184,236,891
Reorganization transactions	(15,400)	(19,957,513)	(7,010)	(19,227,268)	(76,655)	(84,472,815)	21,255,329	212,553	60,226,153	602,262	122,842,781	-	-	-
Issuance of common stock in IPO, net	-	-	-	-	-	-	11,040,000	110,400	-	-	129,886,962	-	-	129,997,362
Issuance of convertible preferred stock, net	150,000	147,995,200	-	-	-	-	-	-	-	-	-	-	-	147,995,200
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	4,032,106	-	-	4,032,106
Contributions	-	-	-	-	-	-	-	-	-	-	-	-	2,000,000	2,000,000
Contributions from non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of units	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	(26,000)	(25,530,504)	-	-	-	-	-	-	-	-	-	-	-	(25,530,504)
Distributions	-	-	-	-	-	-	-	-	-	-	-	-	(17,084,864)	(17,084,864)
Net income (loss)	-	521,773	-	-	-	-	-	-	-	-	-	64,552,332	9,183,283	74,257,388
Balance at September 30, 2021	157,143	$154,892,565	-	$-	-	$-	32,295,329	$322,953	60,226,153	$602,262	$256,761,849	$64,552,332	$22,771,618	$499,903,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$73,223,646	$44,339,312
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Depreciation and Amortization	3,024,576	2,433,385
Loss on sale of property and equipment	(72,830)	(53,006)
Amortization of debt issuance costs	1,266,784	1,560,795
Extinguishment of unamortized debt issuance costs	506,466	-
Amortization of right-of-use operating lease	2,494,013	2,416,233
Amortization of right-of-use financing lease	102,874	118,769
Stock compensation expense	4,032,108	697,054
Forgiveness of Paycheck Protection Program	7,219,794	-
Deferred Tax Expense (Benefit)	(1,072,457)	-
Income from equity method investments, net of distributions received	(2,234,084)	468,221
Remeasurement of contingent consideration	5,761,815	451,573
Changes in Operating Assets and Liabilities
Inventories	(153,372,432)	(44,404,006)
Lot deposits	(89,889,494)	(8,240,408)
Other assets	(31,546,732)	(7,696,268)
Accounts payable and accrued expenses	14,333,342	3,472,247
Customer deposits	45,447,126	9,860,987
Operating Lease ROU Assets	(939,932)	-
Operating lease liabilities	(1,428,945)	(2,253,703)
Net cash used in operating activities	(123,144,362)	3,171,185

Cash Flows from Investing Activities
Purchase of property and equipment	(1,695,476)	(2,264,476)
Proceeds from disposal of property and equipment	441,055	91,279
Investments in equity method investments	(1,200,000)	(246,036)
Return of investments from equity method investments	635,636	6,545,833
Business combinations, net of cash acquired	(22,694,250)	-
Net cash provided used in investing activities	(24,513,035)	4,126,600

Cash Flows from Financing Activities
Proceeds from issuance of common stock	142,982,406	-
Proceeds from issuance of convertible preferred stock	148,500,000	-
Proceeds from construction lines of credit	1,536,317,365	481,584,545
Principal payments on construction lines of credit	(1,386,702,546)	(448,127,304)
Proceeds from notes payable	2,836,323	6,516,185
Principal payments on notes payable	(24,929,519)	(9,924,595)
Payment of debt issue costs	(7,505,214)	(1,435,378)
Payment of equity issuance costs	(12,985,044)	-
Payments on financing leases	(102,439)	(114,635)
Payments on contingent consideration	(1,206,769)	-
Contributions from non-controlling interests	2,000,000	3,692,625
Distributions to non-controlling interests	-	(5,277,210)
Distributions	(43,837,444)	(14,614,331)
Redemptions	(25,530,506)	(13,000,000)
Contribution from conversion of converted LLC units	123,657,597	-
Conversion of LLC units	(123,657,596)	-
Net cash provided by (used in) financing activities	329,836,614	(700,098)

Net increase (decrease) in cash, cash equivalents and restricted cash	182,179,217	6,597,687
Cash, cash equivalents and restricted cash at beginning of period	85,211,148	68,728,414
Cash, cash equivalents and restricted cash at end of period	267,390,365	75,326,101

Non-cash Financing Activities
Financed land payments to seller	8,916,211	-
Leased assets obtained in exchange for new operating lease liabilities	675,987	9,495
Equity issuance costs incurred	905,965	-
Accrued distributions	-	309,686
Non-cash Investing Activities
Investment capital reallocation	(3,468,761)	-
Total non-cash financing and investing activities	7,029,402	319,181

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	85,539,220	42,081,890
Restricted cash	181,851,145	33,244,211

Total cash, cash equivalents and restriced cash shown on the Consolidated Statements of Cash Flows	$267,390,365	$75,326,101

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

In connection with the IPO, and pursuant to the terms of the Agreement and Plan of Merger by and among DFH, Inc., DFH LLC and DFH Merger Sub LLC, a Delaware limited liability company and direct, wholly owned subsidiary of DFH, Inc., DFH Merger Sub LLC merged with and into DFH LLC with DFH LLC as the surviving entity (the “Merger”). As a result of the Merger, all of the outstanding non-voting common units and Series A Preferred Units of DFH LLC converted into 21,255,329 shares of Class A common stock of DFH, Inc., all of the outstanding common units of DFH LLC converted into 60,266,152 shares of Class B common stock of DFH, Inc. and all of the outstanding Series B Preferred Units and Series C Preferred Units of DFH LLC remained outstanding. We refer to this and certain other related events and transactions, as the “Corporate Reorganization”.

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

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of DFH LLC, the Company’s wholly owned subsidiaries and its investments that qualify for consolidation treatment (see Note 9). All intercompany accounts and transactions have been eliminated in consolidation. There are no other components of comprehensive income not already reflected in net and comprehensive income on our Condensed Consolidated Statements of Comprehensive Income.

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

Accounts Receivable
Accounts receivable are included on the Condensed Consolidated Balance Sheets and consist primarily of closing proceeds in transit. Of the total $31,845,905 balance as of September 30, 2021, $10,858,907 is related to proceeds in transit from various title companies, which is typically received in the first week of the subsequent month.

Other Assets
Other assets are included on the Condensed Consolidated Balance Sheets, and primarily consist of prepaid expenses, debt issuance costs and contract assets.

Contingent Consideration
In connection with the acquisition of Village Park Homes, LLC (“VPH”) in May 2019, the Company recorded contingent consideration based on estimated pre-tax income of the acquired entity for fiscal years 2019, 2020, 2021 and 2022. In connection with the acquisition of H&H Constructors of Fayetteville, LLC (“H&H”) in October 2020 (Note 2), the Company recorded contingent consideration based on estimated pre-tax income of the acquired entity for the fourth quarter of 2020, fiscal years 2021, 2022, 2023 and the first three quarters of 2024. The measurement of contingent consideration was based on projected cash flows such as revenues, gross margin, overhead expenses and pre-tax income and discounted back using the discounted cash flow method. The Company recorded the fair value of the contingent consideration as a liability on the respective acquisition dates. The estimated earn-out payments are subsequently remeasured to fair value at each reporting date based on the estimated future earnings of the acquired entities. The contingent consideration for each acquisition is scheduled to be paid out each year subsequent to the anniversary of the respective acquisition closing date.

As of September 30, 2021 and December 31, 2020, the Company remeasured contingent consideration related to the acquisition of VPH and adjusted the liability to $7,387,429 and $6,847,524, respectively, based on revised pre-tax income forecasts as of the balance sheet date. The Company recorded contingent consideration adjustments resulting in $78,665 of expense and $204,251 of expense for the three months ended September 30, 2021 and 2020, and $539,905 of expense and $112,521 of income for the nine months ended September 30, 2021 and 2020, respectively. These adjustments are included in other expenses related to contingent consideration revaluations on the Condensed Consolidated Statements of Comprehensive Income.

The Company measured contingent consideration related to the acquisition of H&H on October 5, 2020, which approximated the value at December 31, 2020 of $16,310,000. As of September 30, 2021, the Company remeasured contingent consideration for the H&H acquisition and adjusted the liability to $20,325,141. The Company recorded contingent consideration adjustments resulting in $523,425 and $0 of expense for the three months ended September 30, 2021 and 2020, and $5,221,910 and $0 of expense for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, total contingent consideration on the Consolidated Balance Sheets is $27,712,570. The Company’s contingent consideration related to acquisition earn-out payments is based on a percentage of pre-tax net and comprehensive income achieved by the acquired entity, and as such, is revised accordingly. In addition, the payment of the H&H earn-out is subject to certain minimum earnings thresholds which must be met by H&H before an earn-out payment occurs.

Maximum potential exposure for contingent consideration is not estimable based on the contractual terms of the contingent consideration agreements, which allow for a percentage payout based on a potentially unlimited range of pre-tax income. In April 2021, the Company paid $1,206,769 in contingent consideration to H&H. There were no other payments of contingent consideration for the nine months ended September 30, 2021 and 2020, respectively.

Variable Interest Entities
The Company participates in joint ventures that conduct land acquisition, land development and/or other homebuilding activities in various markets where the Company’s homebuilding operations are located.  The Company’s investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. Additionally, the Company, in the ordinary course of business, enters into contracts with third parties and unconsolidated entities for the ability to acquire rights to land for the construction of homes. Under these contracts, the Company typically makes a specified earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Consideration paid for these contracts is recorded as lot deposits on the Consolidated Balance Sheets.

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

2.	Business Acquisitions

On October 5, 2020, the Company acquired 100% of the issued and outstanding membership interests in H&H, an operative homebuilder, for a purchase price of $44,096,448, net of a $1,710,275 in purchase price reduction related to customary closing adjustments. To fund the acquisition, the Company obtained a $20,000,000 bridge loan from Boston Omaha Corporation, LLC, with an interest rate of 14% per annum maturing on May 1, 2021, paid cash of $9,496,723 and agreed to pay contingent consideration estimated in the amount of $16,310,000 if H&H met certain financial metrics.

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

The business combination was accounted for under the acquisition method, and the acquisition has been included in the Company’s consolidated results of operations since the date of acquisition. The fair value of assets acquired included cash of $10,956,359, other assets of $8,253,966, tradename of $2,660,000, inventories of $143,817,075 and liabilities assumed of $137,949,737, including $116,894,907 of construction lines of credit.

On January 31, 2021, the Company completed the acquisition of Century Homes from Tavistock Development Company. The Company paid $35,500,000 to acquire 134 units under construction and 229 finished lots on which the Company has begun construction during 2021 and will continue to release into production throughout 2022. The Company evaluated the Century Homes acquisition for significance under SEC Rule 3-05, and determined the acquisition did not meet the significance threshold.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Unaudited Pro Forma	2021	2020	2021	2020
Total revenue	$362,983,638	$369,580,015	$1,078,402,698	$892,504,467
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$19,135,499	$27,486,299	$64,151,994	$49,799,142

3.	Construction Lines of Credit

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

On September 8, 2021, the Company entered into a First Amendment and Commitment Increase Agreement (the “Amendment”) to its Credit Agreement.  The Company exercised its right, and the Amendment provides, for an increase in the aggregate commitments under the Credit Agreement of up to $300,000,000. The aggregate commitments increase amounted to $292,500,000, and the total availability under the Credit Agreement reached $742,500,000. Three new lenders were added as additional lenders under the Credit Agreement. As amended by the Amendment, the Credit Agreement includes provisions for any existing lender to, at the Company’s request, increase its revolving commitment under the Credit Agreement, add new revolving loan tranches under the Credit Agreement or add new term loan tranches under the Credit Agreement, in all cases not to exceed an aggregate of $1,050,000,000. In addition, the Amendment clarified and modified certain definitions and covenants as more fully set forth therein, including modifications of certain financial covenants to facilitate the consummation of the MHI Acquisition (Note 15). On September 29, 2021, in connection with the closing of the MHI Acquisition, the Company exercised its right to further increase the aggregate commitments under the Credit Agreement to $817,500,000 and one lender was added as an additional lender under the Credit Agreement. Certain of the Company’s subsidiaries guaranteed the Company’s obligations under the Credit Agreement.  The Credit Agreement will mature on January 25, 2024.

As of September 30, 2021, the outstanding balance under the Credit Agreement was $440,000,000 and the effective interest rate was 3.75%. As of December 31, 2020, the Company had 34 lines of credit with cumulative maximum availability of $762,979,000, and an aggregate outstanding balance of $289,878,716. During 2020, the effective interest rates for these lines of credit ranged from 3.81% to 10.33%.

Our indebtedness as of December 31, 2020, was fully collateralized by homes under construction and, to a much smaller extent, finished lots. Under the Credit Agreement, the funds available are unsecured and availability under the borrowing base is calculated based on work-in-progress inventory.

The outstanding lines of credit were paid in full during 2021 (in connection with the Company entering into the Credit Agreement), are no longer active and the Company does not intend to renew these facilities. The outstanding balance in the lines of credit were payable upon the delivery of the collateralized individual homes to end-home buyers.

The Company capitalized $7,505,214 and $2,249,683 as of September 30, 2021 and December 31, 2020, respectively, and amortized $489,986 and $553,772 of debt issuance costs for the three months ended September 30, 2021 and 2020, and $1,266,784 and $1,560,795 of debt issuance costs for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 the company extinguished unamortized Debt Issuance Costs of $506,466. Debt issuance costs related to the Company’s lines of credit and notes payable, net of amortization, were $6,238,429 and $506,466 as of September 30, 2021 and December 31, 2020, respectively, included in other assets on the Condensed Consolidated Balance Sheets.

The Credit Agreement contains restrictive covenants and financial covenants. The Company was in compliance with all debt covenants as of September 30, 2021 and December 31, 2020. The Company expects to remain in compliance with all debt covenants over the next twelve months.

4.	Notes Payable

Notes payable consisted of the following as of September 30, 2021 and December 31, 2020:

			As of September 30,		As of December 31,
Maturity Date		Payment Terms	2021	2021 Effective Rate	2020	2020 Effective Rate
May 1, 2021		Interest is payable monthly at 14.00%	$-	-	$20,000,000	14.00%
February 28, 2022	(1)	Non-interest bearing	1,216,000	0.00%	832,000	0.00%
April 1, 2022	(1)	Interest is payable monthly at 12.50%	717,642	12.50%	1,735,161	12.50%
July 31, 2022	(1)	Interest is payable monthly at 9.25%	1,979,389	9.25%	3,984,174	9.25%
March 25, 2023	(1)	Interest is payable monthly at 5.00%	-	-	3,101,947	5.00%
Total notes payable			$3,913,031		$29,653,282
Less: Debt issuance costs from notes payable			-		(15,444)
Notes payable, net of discount			$3,913,031		$29,637,838

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

During the nine months ended September 30, 2021 and 2020, there were no material changes in the contractual maturities of our notes payable.

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

	As of September 30,	As of December 31,
	2021	2020
Construction in process	$595,643,030	$396,630,945
Finished lots and land	50,140,666	46,839,616
Inventories owned by the Company	645,783,696	443,470,561

Inventories owned by VIEs	20,708,390	40,900,552
Total inventories	$666,492,086	$484,371,113

Percentage of inventories owned by the Company
Construction in process	92%	89%
Finished lots and land	8%	11%

Interest is capitalized and included within each inventory category above. Capitalized interest activity is summarized in the table below for the three months ended September 30, 2021 and 2020 and for the nine months ended September 30, 2021 and 2020.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Capitalized interest at the beginning of the period	$18,790,661	$27,094,143	$21,091,297	$25,335,924
Interest incurred	9,671,286	6,126,791	23,668,584	19,765,176
Interest expensed	(14,496)	(42,373)	(672,153)	(124,026)
Interest charged to cost of contract revenues earned	(5,600,052)	(7,763,661)	(21,240,329)	(19,562,174)
Capitalized interest at the end of the period	$22,847,399	$25,414,900	$22,847,399	$25,414,900

6.	Commitments and Contingencies

In April 2020, the Company received proceeds from the Paycheck Protection Program (“PPP”) in the amount $7,220,207, which was classified in accrued expenses on the Consolidated Balance Sheets and accounted for as an in-substance grant as of March 31, 2021. The Company utilized all of the PPP proceeds to pay payroll and permissible operating expenses. On June 16, 2021, approximately the total amount of the PPP proceeds were forgiven by the Small Business Association (“SBA”). As such, the Company has included the PPP proceeds as other income on the condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2021.

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

As a result of the Corporate Reorganization, all of the outstanding non-voting common units and Series A Preferred Units of DFH LLC converted into 21,255,329 shares of the Company’s Class A common stock, all of the outstanding common units of DFH LLC converted into 60,266,153 shares of the Company’s Class B common stock and all of the outstanding Series B Preferred Units and Series C Preferred Units of DFH LLC remained outstanding. Following the Corporate Reorganization, the Company owns all of the voting membership interest of DFH LLC.

Redeemable Series A Preferred Units of DFH LLC
As a result of the Corporate Reorganization, all of the outstanding Series A Preferred Units of DFH LLC were converted into a total of 21,255,329 shares of the Company’s Class A common stock.

Redeemable Series B Preferred Units of DFH LLC
As of September 30, 2021 and December 31, 2020, the Company had 7,143 and 7,143, respectively, of Redeemable Series B Preferred Units (“Series B Preferred Units”) issued and outstanding with a carrying value of $6,897,365 and $6,333,036, respectively. In the event of a liquidation, dissolution or winding up of DFH LLC, the Series B Preferred Units have a liquidation preference of $1,000 per unit and are senior to common units. The Series B Preferred Units have an 8% annual cumulative preferred distribution on the liquidation preference that is payable if and when distributions are declared. The Series B Preferred units do not participate in discretionary distributions, and each unit has the right to one vote on any matter presented for a vote of the members of DFH LLC. As of September 30, 2021 and December 31, 2020, these units have an aggregate unpaid amount of cumulative preferred distributions of $2,667,021 and $2,102,692, respectively, which is $373.38 and $294.37, respectively, per unit.

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

Redeemable Convertible Series C Preferred Units of DFH LLC
In April 2020, the Company redeemed 1,000 Series C Preferred Units for $1,000,000 plus accrued unpaid preferred distributions of $62,500. On January 27, 2021, the Company redeemed all of the outstanding Series C Preferred Units for $26,000,000, including $500,000 of discounted costs, plus accrued unpaid preferred distributions of $200,000.

Series A Convertible Preferred Stock of the Company

On September 29, 2021, the Company filed a Certificate of Designations with the State of Delaware establishing 150,000 shares of Series A Convertible Preferred Stock with an initial liquidation preference of $1,000 per share and a par value $0.01 per share (the “Convertible Preferred Stock”) and sold 150,000 shares of Convertible Preferred Stock for an aggregate purchase price of $150 million. The Company used the proceeds from the sale of the Convertible Preferred Stock to fund a portion of the MHI Acquisition (See Note 15).

Pursuant to the Certificate of Designations, the Convertible Preferred Stock ranks senior to the Company’s Class A and B common stock with respect to dividends and distributions on liquidation, winding-up and dissolution. Upon a liquidation, dissolution or winding up of the Company, each share of Convertible Preferred Stock will be entitled to receive the initial liquidation preference of $1,000 per share, subject to adjustment, plus all accrued and unpaid dividends thereon.  In addition, the Convertible Preferred Stock has the following terms:

•	Cumulative Dividends: The Convertible Preferred Stock accumulates cumulative dividends at a rate per annum equal to 9.00% payable quarterly in arrears.

•
Duration: The Convertible Preferred Stock is perpetual with call and conversion rights. The Convertible Preferred Stock is not convertible by the Purchasers in the first five years following issuance, with the exception of the acceleration of the Conversion Right (as defined below) upon breach of the protective covenants (described below). The Company can call the outstanding Convertible Preferred Stock at any time for one-hundred and two percent (102%) of its liquidation preference during the fourth year following its issuance and for one-hundred and one percent (101%) of its liquidation preference during the fifth year following its issuance (in each case, for the avoidance of doubt, plus accrued but unpaid dividends, if any). Subsequent to the fifth anniversary of its issuance, a Purchaser can convert the Convertible Preferred Stock into Class A common stock of the Company (the “Conversion Right”). The conversion price will be based on the average of the trailing 90 days’ closing price of Class A common stock of the Company, less 20% of the average and subject to a floor conversion price of $4.00 (the “Conversion Discount”).

•
Protective Covenants: The protective covenants of the Convertible Preferred Stock require the Company to maintain compliance with all covenants related to (i) the Credit Agreement, as may be further amended from time to time; provided that any amendment, restatement, modification or waiver of the Credit Agreement that would adversely and materially affect the rights of the Purchasers will require the written consent of holders of a majority of the then-outstanding shares of Convertible Preferred Stock; and (ii) any agreement between the Company and any Purchaser (the covenants referred to in clauses (i) and (ii), collectively, the “Protective Covenants”). Non-compliance beyond any applicable cure period with the Protective Covenants (in the case of the Protective Covenants related to the Credit Agreement) will accelerate the Conversion Right, and in the event of such acceleration that occurs before the fifth anniversary following the issuance of the Convertible Preferred Stock, the “Conversion Discount” shall be increased from 20% to 25%.

•	Voting Rights. Except as may be expressly required by Delaware law, the shares of Convertible Preferred Stock have no voting rights.

•
Redemption in a Change of Control: The Convertible Preferred Stock will be redeemed, contingent upon and concurrently with the consummation of a change of control of the Company.   Shares of Convertible Preferred Stock will be redeemed in a change of control of the Company at a price, in cash, equal to the liquidation preference, subject to adjustment, plus all accumulated and unpaid dividends, plus, if the change of control occurs before the fourth anniversary of the date of issuance of the Convertible Preferred Stock, a premium equal to the dividends that would have accumulated on such share of Convertible Preferred Stock from and after the change of control redemption date and through the fourth anniversary of the issuance of the Convertible Preferred Stock.

Pursuant to the terms of the Certificate of Designations, unless and until approval of the Company’s stockholders is obtained as contemplated by Nasdaq listing rules, no shares of Class A common stock will be issued or delivered upon conversion of any Convertible Preferred Stock to the extent that such issuance would (i) result in the holder beneficially owning in excess of 19.99% of the outstanding Class A common stock as of the date of the Certificate of Designations or (ii) exceed 19.99% of the outstanding shares of Class A and Class B common stock combined as of the date of the Certificate of Designations.

In addition, in connection with the sale of the Convertible Preferred Stock, on September 29, 2021, the Company and the Purchasers entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which, among other things, the Company granted the Purchasers certain registration rights. Under the Registration Rights Agreement, the Company is required to register the Convertible Preferred Stock owned by the Purchasers and the shares of Class A common stock issuable upon conversion of such shares equal to 19.99% of the outstanding shares of Class A common stock for resale within the earlier of (i) three business days after the filing of the Company’s Form 10-K for the fiscal year ended December 31, 2021 and (ii) six months after September 29, 2021.  If the Company fails to comply with its registration requirements under the Registration Rights Agreement, the Purchasers, in addition to any regular dividends, will be entitled to an additional 2% per annum dividend for an additional quarter period on the Convertible Preferred Stock if the breach is cured within 30 days and for each additional 30 day period in which the Company fails to cure such breach, each Purchaser will be entitled to an additional 2% per annum for an additional quarter period until cured.  In addition, the Purchaser has rights to demand the registration of the Convertible Preferred Stock and the shares of Class A common stock in certain instances.

8.	Equity-Based Compensation

Dream Finders Homes, Inc.
On January 20, 2021, the Board of Directors approved and adopted the DFH, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan is administered by the Compensation Committee of the Board of Directors, and authorizes the Company to grant incentive stock-based awards. The Company granted 759,709 restricted stock grants to certain executives and directors, which had a weighted-average grant date fair value of $23.15 per share, in conjunction with the adoption of the 2021 Plan. These stock grants vest over a period of three years of continuous service, commencing on the date of the grant and vesting ratably in one third increments at the end of each quarter of a three-year term. The fair value of these grants was derived by using the closing stock price on the date of the grant. Expense related to equity-based compensation under the 2021 Plan was $1,472,037 and $0 for the three months ended September 30, 2021 and 2020, and $4,032,106 and $0 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, and December 31, 2020, the total unrecognized compensation expense under the 2021 Plan was $13,488,366 and $0, which will be recognized over a weighted-average period of 2.3 years.

Dream Finders Holdings LLC
In January 2021, certain common non-voting units in DFH LLC were converted into shares of the Company’s Class A common stock and Class B common stock. As a result, DFH LLC expensed the remaining unrecognized stock compensation expense associated with these units in the amount of $0 for the three months ended September 30, 2021 and $1,240,309 for the nine months ended September 30, 2021. Expense related to equity-based compensation was $697,054 for the nine months ended September 30, 2020.

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

Consolidated VIEs
For VIEs that the Company does consolidate, management has the power to direct the activities that most significantly impact the VIE’s economic performance. The Company typically serves as the party with homebuilding expertise in the VIE. The Company does not guarantee the debts of the VIEs, and creditors of the VIEs have no recourse against the Company. There were no new consolidated VIEs during the nine months ended September 30, 2021 or 2020.

The table below displays the carrying amounts of the assets and liabilities related to the consolidated VIEs:

	As of September 30,	As of December 31,
Consolidated	2021	2020
Assets	$27,895,849	$50,982,111
Liabilities	$10,636,828	$20,114,132

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

The table below shows the Company’s investment in the unconsolidated VIEs:

	As of September 30,	As of December 31,
Unconsolidated	2021	2020
Jet Home Loans	6,106,173	3,872,089
Total investment in unconsolidated VIEs	$6,106,173	$3,872,089

Other equity method investments	1,237,624	673,260
Total equity method investments	$7,343,797	$4,545,349

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

We possess no more than limited protective legal rights through the lot option contracts in the specific finished lots that we are purchasing, and we possess no participative rights in the land bank entities. Accordingly, we do not have the power to direct the activities of a land bank entity that most significantly impact its economic performance. For the aforementioned reasons, the Company concluded that it is not the primary beneficiary of the land bank entities with which it enters into lot option contracts, and therefore the Company does not consolidate any of these VIEs. The Company’s total risk of loss related to lot option contracts was $156,605,165 and $66,272,347 as of September 30, 2021 and December 31, 2020, respectively.

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

Management believes that we will have sufficient future taxable income to make it more likely than not that the net deferred tax assets will be realized. As of September 30, 2021, the Company had no valuation allowance recorded against deferred tax assets. Taxable income is estimated to be $23,246,292 and $0 for the three months ended September 30, 2021 and 2020, and $77,235,617 and $0 for the nine months ended September 30 2021 and 2020, as the Company did not exist at such time and DFH LLC was treated as a partnership generally not subject to U.S. federal and most applicable state and local income taxes.

The Company’s effective tax rate for the three months ended September 30, 2021 and 2020 is estimated to be 20% and 0%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2021 and 2020 is estimated to be 17% and 0%, respectively. Prior to the IPO, the Company did not have any business operations and DFH LLC was treated as a partnership for U.S. federal and most applicable state and local income tax purposes. The income tax provision for the three and nine months ended September 30, 2021 was different than the U.S. federal statutory income tax rate of 21% primarily attributable to the inclusion of the PPP income as a permanent difference which is not subject to taxation.

We file a consolidated U.S. federal income tax return, as well as state and local tax returns in all jurisdictions where we maintain operations.

11.	Segment Reporting

The Company operates in the homebuilding business and is organized and reported by division. There are twelve operating segments and seven reportable segments: (i) the Carolinas (H&H), (ii) Jacksonville, (iii) Orlando, (iv) Colorado, (v) Washington DC (“DC Metro”), (vi) Jet Home Loans LLC (“Jet”), the Company’s mortgage operations, and (vii) other. The Company includes Century Homes data acquired within the Orlando segment. The revenues of each remaining operating segment are not material and are therefore combined into an “Other” category for the purposes of segment reporting. The corporate component of the Company’s operations, which is not considered an operating segment, is also included in the “Other” category.

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

The Company’s mortgage operations are conducted through Jet, which is a licensed home mortgage broker that underwrites, originates and sells mortgages to FBC Mortgage LLC, an Orlando-based mortgage lender. The Company owns 49.9% of Jet, and FBC Mortgage, LLC owns the remaining 50.1%. Jet is accounted for as an equity method investment.

Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

The following tables summarize home sale revenues and net and comprehensive income by segment for the three months ended September 30, 2021 and 2020, and the nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues:	2021	2020	2021	2020
Jacksonville	114,266,233	119,727,582	304,784,533	273,663,603
Colorado	30,777,384	39,041,645	70,784,907	82,927,544
Orlando	51,187,866	36,220,117	175,805,150	71,787,288
DC Metro	22,288,381	32,342,467	60,134,866	80,192,685
Jet Home Loans	7,105,321	7,015,000	19,950,615	22,377,000
The Carolinas (H&H)	77,022,277	-	270,355,045	-
Other	67,441,497	56,835,016	189,955,603	164,135,268
Total segment revenues	$370,088,959	$291,181,827	$1,091,770,719	$695,083,388

Reconciling items from equity method investments	(7,105,321)	(7,015,000)	(19,950,615)	(22,377,000)

Consolidated revenues	$362,983,638	$284,166,827	$1,071,820,104	$672,706,388

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Net and comprehensive income:	2021	2020	2021	2020
Jacksonville	15,893,270	10,631,703	35,379,244	20,084,482
Colorado	2,883,421	5,431,919	5,723,432	9,627,350
Orlando	3,173,384	3,303,306	13,612,888	4,682,466
DC Metro	804,973	1,423,273	2,803,812	2,059,612
Jet Home Loans	2,585,411	2,790,850	7,633,428	9,497,000
Carolinas (H&H)	2,185,613	-	7,409,557	-
Other	(2,342,069)	1,730,056	5,250,817	3,041,753
Total segment net and comprehensive income	$25,184,003	$25,311,107	$77,813,178	$48,992,663

Reconciling items from equity method investments	(1,615,988)	(1,233,291)	(4,589,532)	(4,653,351)

Consolidated net and comprehensive income	$23,568,015	$24,077,816	$73,223,646	$44,339,312

The following table summarizes Company assets by segment as of September 30, 2021 and December 31, 2020:

	As of September 30,	As of December 31,
Segments	2021	2020
Jacksonville	211,346,145	162,668,740
Colorado	107,427,943	51,605,969
Orlando	133,934,318	77,299,028
DC Metro	66,594,450	41,327,694
Jet Home Loans	70,442,668	38,696,793
The Carolinas (H&H)	221,583,127	161,242,384
Other (1)	485,469,030	235,664,336
Total segment assets	$1,296,797,681	$768,504,944

Reconciling items from equity method investments	(64,215,898)	(34,824,703)

Consolidated assets	$1,232,581,783	$733,680,241

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

During the nine months ended September 30, 2021 and 2020, the Company entered into or participated in related party transactions. The majority of these transactions were entered into to control finished lots for homebuilding.

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

DF Residential I, LP
DF Residential I, LP (Fund I) is a real estate investment vehicle, organized for the purpose of acquiring and developing finished lots. Dream Finders Homes, LLC, has entered into six joint ventures and ten land bank projects with Fund I since its formation in January 2017. DF Capital Management, LLC (“DF Capital”) is the investment manager in Fund I. The Company owns a 49% membership interest in DF Capital. DF Capital is controlled by unaffiliated parties. Certain directors and executive officers have made investments in Fund I as limited partners. In addition, certain members of management have made investments in Fund I. The total committed capital in Fund I was $36,706,163 as of September 30, 2021 and December 31, 2020. Collectively, the Company’s directors, executive officers and members of management have invested $8,725,000 or 23.77% of the total committed capital of Fund I as of September 30, 2021 and December 31, 2020.

The general partner of Fund I is DF Management GP, LLC (“DF Management”). Dream Finders Homes LLC is one of four members of DF Management with a 26.13% membership interest. Certain members of DFH Investors LLC, including one of the Company’s directors, have a 65.33% membership interest. Collectively, Dream Finders Homes LLC and DFH Investors LLC have invested $1,400,000 in Fund I as of September 30, 2021 and December 31, 2020. This investment represents 3.81% of the total committed capital in Fund I of $36,706,163.

DF Residential II, LP
DF Residential II, LP, a Delaware limited partnership (“Fund II”) initiated its first close on March 11, 2021. DF Management GP II, LLC, a Florida limited liability company, serves as the general partner of Fund II (the “General Partner”). Fund II has raised capital commitments of approximately $155 million to date, and will remain open for a period of at least three months, seeking to raise a total of at least $200 million in capital commitments. DF Capital is the investment manager of Fund II.

The Company indirectly owns 72% of the membership interests in the General Partner and receives 72% of the economic interests. The General Partner is controlled by unaffiliated parties. The Company’s investment commitment in Fund II is $3 million or 1.5% of the total expected capital commitment of Fund II of $200 million.

On March 11, 2021, the Company entered into land bank financing arrangements and a Memorandum of Right of First Offer with Fund II, under which Fund II has an exclusive right of first offer on any land bank financing projects up to $20 million that meet its investment criteria and are undertaken by the Company during Fund II’s investment period.

Certain directors, executive officers and other officers have made investment commitments as limited partners in Fund II in an aggregate amount $33.9 million and $0, or 17% and 0.0%, as of September 30, 2021 and December 31, 2020, respectively, of the total expected capital commitment of Fund II.

Land Bank Transactions with DF Capital
After Fund I was fully committed, DF Capital provided land bank financing in a total of seven further projects and subsequently raised additional commitments from limited partners in Fund I as well as other parties. One of the Company’s officers, invested $180,000 in one of these funds managed by DF Capital as a limited partner in 2019. As of September 30, 2021, funds managed by DF Capital (other than Fund I and Fund II) controlled an additional 397 lots as a result of these transactions outside of Fund I and Fund II. As of December 31, 2020, funds managed by DF Capital (other than Fund I and Fund II) controlled an additional 595 lots as a result of these transactions outside of Fund I and Fund II. During the three months ended September 30, 2021, the Company purchased 14 of these lots and the outstanding lot deposit balance in relation to these projects was $3,837,426. During the nine months ended September 30, 2021, the Company purchased 198 of these lots and the outstanding lot deposit balance in relation to these projects was $3,837,426. In addition, the Company paid lot option fees related to these transactions of $27,474 for the three months ended September 30, 2021, and $273,890 for the nine months ended September 30, 2021.

Land Bank Transactions with LB Parker Owners, LLC
The Company entered into a land banking transaction with LB Parker Owners, LLC, a Delaware limited liability company, which is beneficially owned by Rockpoint Group, LLC in connection with the Company’s acquisition and development of certain residential real property located in Parker, Colorado known as “Looking Glass” pursuant to which LB Parker Owners, LLC provided $3,300,000 for the acquisition of the real property.  Bill Walton is the founding principal of Rockpoint Group, LLC and also a member of the Company’s board of directors, and a member of its compensation committee.

Varde Capital
Certain DF Capital joint ventures in which the Company is a member have entered into lending arrangements with the holders of the Series C Preferred Units in DFH LLC. The Varde Private Debt Opportunities Fund (On Shore), L.P. (Varde Capital) has a loan with a principal amount of $18,000,000, whose borrowers are DFC East Village, LLC, DFC Seminole Crossing, LLC and DFC Sterling Ranch, LLC. These joint ventures are between Fund I and the Company. As of September 30, 2021 and December 31, 2020, the outstanding loan balance was $717,642 and $1,700,000, respectively.

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

Jet Home Loans
Jet performs mortgage origination activities for the Company. Jet underwrites and originates home mortgages for Company customers and non-Company customers. The Company owns 49.9% of Jet, but is not the primary beneficiary. Jet is accounted for under the equity method and is a related party of the Company.

Guarantees
Dream Finders Homes LLC is a limited Guarantor in favor of Flagstar Bank (Lender), in connection with a loan of $5,670,000 to DFC Seminole Crossing, LLC (Borrower) as of September 30, 2021 and December 31, 2020. The latter is a landbank between the Company and DF Capital. The guaranty is a Limited Recourse Carve-out (Guaranty). There was no consideration provided by DF Capital to the Company for this guaranty. The Dream Finders Holdings LLC guarantee provides additional assurance to Flagstar Bank, as they have recourse to the assets of the Company beyond the pledged collateral in the joint venture to be made whole in instances of default. The Company believes an event of default is unlikely.

14.	Earnings per Share

The following weighted-average shares and share equivalents were used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2021:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2021	2021
Net and comprehensive income attributable to Dream Finders Homes, Inc.	19,135,499	63,830,023
Less: Preferred dividends	193,903	1,197,100
Add: Loss prior to reorganization attributable to DFH LLC members	-	(1,244,083)
Net and comprehensive income attributable to common stockholders	18,941,596	63,877,006

Weighted-average number of shares outstanding used to calculate basic EPS	92,521,482	92,521,482
Dilutive securities:
Restricted stock	173,715	137,396
Weighted-average number of shares and share equivalents outstanding used to calculate diluted EPS	92,695,197	92,658,878

The Corporate Reorganization created the current capital structure of DFH, Inc. Therefore, the net income per share for DFH, Inc. is not shown for the fiscal years ended December 31, 2020.  In addition, the basic and diluted net income per share only includes earnings subsequent to January 21, 2021, the date of the Corporate Reorganization.

Basic net income per share is calculated by dividing net income attributable to DFH, Inc. for the period subsequent to the Corporate Reorganization, by the weighted-average number of shares of Class A common stock and Class B common stock outstanding for the period. The total outstanding shares of common stock are made up of Class A common stock and Class B common stock, which participate equally in their ratable ownership share of the Company. Diluted net income per share has been calculated in a manner consistent with that of basic net income per share while giving effect to shares of potentially dilutive restricted stock grants outstanding during the period and Series A convertible preferred stock.

15.	Subsequent Events

The Company has evaluated subsequent events through November 10, 2021, the date the financial statements were issued, and no additional matters were identified requiring recognition or disclosure in the financial statements, except for events described below.

MHI Acquisition

On October 1, 2021 (the “Closing”), the Company, through its subsidiaries Dream Finders Holdings LLC, a Florida limited liability company, and DFH Coventry, LLC, a Florida limited liability company, completed the acquisition of certain assets, rights and properties, and assumed certain liabilities, comprising the following businesses of MHI Partnership, Ltd., a Texas limited partnership, MHI Models, Ltd., a Texas limited partnership, McGuyer Homebuilders, Inc., a Texas corporation, FMR IP, LLC, a Texas limited liability company, HomeCo Purchasing Company, Ltd., a Texas limited partnership, and 2019 Sonoma, LLC, a Texas limited liability company (the “MHI Acquisition”): (i) single-family residential home-building; (ii) owning model homes; (iii) acquisition, ownership and licensing of intellectual property (including architectural plans); (iv) purchasing and reselling homebuilding supplies; (v) development, construction and sale of condominium units in Austin, Texas; (vi) mortgage origination through a mortgage company; and (vii) title insurance, escrow and closing services through a title company. The consideration given for the MHI Acquisition was (a) cash at the Closing in the amount of $471 million, subject to customary post-closing adjustments based on the Closing date net asset value of the purchased assets, (b) the assumption of approximately $97 million of liabilities, and (c) the future payment of additional consideration of up to 25% of pre-tax net income for up to five periods, the last of which ends 48 months after the Closing, subject to certain minimum pre-tax income hurdles and thresholds and certain overhead expenses. The Company has not yet completed its evaluation and determination of consideration paid and certain assets and liabilities acquired in accordance with Topic 805.

The Company used $20 million of cash on hand, proceeds from the sale of the Convertible Preferred Stock and from unsecured debt incurred under the Credit Agreement, to fund the MHI Acquisition. On October 1, 2021, the Company borrowed $300 million in revolving loans under the Credit Agreement and paid off vertical lines of credit in connection with the closing of the MHI Acquisition.

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

Our asset-light lot acquisition strategy enables us to generally purchase land in a “just-in-time” manner with reduced up-front capital commitments, which in turn has increased our inventory turnover rate, enhanced our returns on equity and contributed to our growth.

We are currently engaged in the design, construction and sale of new homes in the following markets:

•	Charlotte, NC, Fayetteville, NC, Raleigh, NC, Greensboro, NC, High Point, NC and Winston-Salem, NC (“The Carolinas” or “H&H Homes”)
•	Jacksonville, FL
•	Orlando, FL
•	Denver, CO
•	Washington D.C. metropolitan area (“DC Metro”)
•	Austin, TX, Savannah, GA and Bluffton and Hilton Head, SC (“VPH”), Active Adult, and Custom Homes in Jacksonville, FL (“Other”)

Since breaking ground on our first home on January 1, we have closed over 13,000 home sales through September 30, 2021 and have been profitable every year since inception. During the three months ended September 30, 2021, we received 1,301 net new orders, an increase of 142, or 12%, as compared to the 1,159 net new orders received for the three months ended September 30, 2020. For the three months ended September 30, 2021, we closed 916 homes, an increase of 136, or 17%, as compared to the 780 homes closed for the three months ended September 30, 2020. During the nine months ended September 30, 2021, we received 4,830 net new orders, an increase of 2,031, or 73%, as compared to the 2,799 net new orders received for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, we closed 2,914 homes, an increase of 1,097, or 60%, as compared to the 1,817 homes closed for the nine months ended September 30, 2020. As of September 30, 2021, our backlog of sold homes was 4,520 valued at $1,819 million. In addition, as of September 30, 2021, we owned and controlled over 34,000 lots. Our owned and controlled lot supply is a critical input to the future revenue of our business. We sell homes under the Dream Finders Homes, DF Luxury, H&H Homes, Village Park Homes and Century Homes brands.

COVID-19 Impact

There remains uncertainty regarding the extent and timing of the disruption to our business that may result from the COVID-19 pandemic and any future related governmental actions. There is also uncertainty as to the effects of the COVID-19 pandemic and related economic relief efforts on the U.S. economy, unemployment, consumer confidence, demand for our homes and the mortgage market, including lending standards, interest rates and secondary mortgage markets. We are unable to predict the extent to which this will impact our operational and financial performance, including the impact of future developments such as the duration and spread of the COVID-19 virus or variants thereof, corresponding governmental actions and the impact of such developments and actions on our employees, customers and trade partners and the supply chain in general.

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

Corporate Reorganization

In connection with the IPO and pursuant to the terms of the Agreement and Plan of Merger by and among the Company, DFH LLC and DFH Merger Sub LLC, a Delaware limited liability company and direct, wholly owned subsidiary of the Company, DFH Merger Sub LLC merged with and into DFH LLC with DFH LLC as the surviving entity (the “Merger”). As a result of the Merger, all of the outstanding non-voting common units and Series A preferred units of DFH LLC converted into 21,255,329 shares of Class A common stock of the Company, all of the outstanding common units of DFH LLC converted into 60,226,153 shares of Class B common stock of the Company and all of the outstanding Series B preferred units and Series C preferred units of DFH LLC remained outstanding. We refer to this and certain other related events and transactions, as the “Corporate Reorganization”. In connection with the Corporate Reorganization, we made distributions to the members of DFH LLC for estimated federal income taxes of approximately $28.0 million on earnings of our predecessor, DFH LLC (which was a pass-through entity for tax purposes), for the period from January 1, 2020 through January 21, 2021 (the date of the Corporate Reorganization).

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

Century Acquisition

During the nine months ended September 30, 2021, we increased our market presence in the Orlando, Florida market with our acquisition (the “Century Acquisition”) of Century Homes Florida, LLC (“Century Homes”). Effective as of January 31, 2021, we consummated the first phase of the Century Acquisition of Orlando-based homebuilder Century Homes from Tavistock Development Company (“Tavistock”). We paid $36 million to acquire 134 units under construction and 229 finished lots on which the Company has begun construction during 2021 and will continue to release into production throughout 2022. The Company funded the entire purchase price of the Century Acquisition with cash on hand and borrowings under our Credit Agreement.

MHI Acquisition

On October 1, 2021, we completed the acquisition (the “MHI Acquisition”) of the homebuilding, mortgage banking and title insurance assets of privately held Texas homebuilder McGuyer Homebuilders, Inc. and related affiliates for $471 million in cash at closing, subject to post-closing adjustments.  The acquisition is expected to significantly increase our geographic operations in the Austin, Texas metro area, and is expected to allow us to expand into the Texas markets of Houston, Dallas and San Antonio. Assets acquired include 1,850 home sites, a backlog of 1,844 homes and 5,500 lots under control. To fund the MHI Acquisition, we used $20 million of cash on hand, $150 million of proceeds from the sale of 150,000 shares of newly-created Convertible Preferred Stock (See Note 7 to the Financial Statements) and we used $300 million from the Credit Agreement to pay-off MHI’s vertical lines of credit (See Note 3 to the Financial Statements).

Key Results

Key financial results as of and for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, were as follows:

•	Revenues increased 28% to $363 million from $284 million.

•	Net new orders increased 12% to 1,301 net new orders from 1,159 net new orders.

•	Homes closed increased 17% to 916 homes from 780 homes.

•	Backlog of sold homes increased 146% to 4,520 homes from 1,836 homes.

•	Average sales price of homes closed increased 4% to $375,693 from $361,442.

•	Gross margin as a percentage of home sales revenues increased to 16.0% from 14.8%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 21.8% from 22.0%.

•	Net and comprehensive income decreased 2% to $24 million from $24 million.

•	Net and comprehensive income attributable to Dream Finders Homes, Inc. decreased 15% to $19 million from $23 million.

•	EBITDA (non-GAAP) as a percentage of revenues decreased to 8.2% from 11.5%.

•	Active communities at September 30, 2021 increased to 107 from 79 at September 30, 2020.

•	Return on equity was 42% for the trailing twelve months ended September 30, 2021, compared to 44% for the same period in the prior year.

Key financial results as of and for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, were as follows:

•	Revenues increased 59% to $1,072 million from $673 million.

•	Net new orders increased 73% to 4,830 net new orders from 2,799 net new orders.

•	Homes closed increased 60% to 2,914 homes from 1,817 homes.

•	Backlog of sold homes increased 146% to 4,520 homes from 1,836 homes.

•	Average sales price of homes closed decreased 2% to $354,222 from $363,279.

•	Gross margin as a percentage of home sales revenues increased to 15.9% from 13.9%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues increased to 22.3% from 21.3%.

•	Net and comprehensive income increased 65% to $73 million from $44 million.

•	Net and comprehensive income attributable to Dream Finders Homes, Inc. increased 56% to $64 million from $41 million.

•	EBITDA (non-GAAP) as a percentage of revenues decreased to 9.7% from 9.8%.

•	Active communities at September 30, 2021 increased to 107 from 79 at September 30, 2020.

For reconciliations of the non-GAAP financial measures, adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Financial Measures.”

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following table sets forth our results of operations for the periods indicated:

	For the Three Months Ended September 30, (unaudited)
	2021	2020	Amount Change	% Change
Revenues	$362,983,638	$284,166,827	$78,816,811	28%
Cost of sales	303,386,434	240,701,064	62,685,370	26%
Selling, general and administrative expense	32,434,505	19,856,843	12,577,662	63%
Income from equity in earnings of unconsolidated entities	(1,372,690)	(1,557,559)	184,869	-12%
Loss/(Gain) on sale of assets	(55,347)	(18,711)	(36,636)	196%
Loss on extinguishment of debt	-	-	-	100%
Other Income
Other	(4,849,766)	(252,461)	(4,597,305)	100%
Paycheck Protection Program forgiveness	-	-	-	100%
Other Expense
Other	5,145,106	1,113,211	4,031,895	362%
Contingent consideration revaluation	602,090	204,251	397,839	100%
Interest expense	14,496	42,373	(27,877)	-66%
Income before taxes	$27,678,810	$24,077,816	$3,600,994	15%
Income tax expense	(4,110,795)	-	(4,110,795)	100%
Net and comprehensive income	$23,568,015	$24,077,816	$(509,801)	-2%
Net and comprehensive income attributable to non-controlling interests	(4,432,516)	(1,516,755)	(2,915,761)	192%
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$19,135,499	$22,561,061	$(3,425,562)	-15%

Earnings per share(6)
Basic	$0.20	$-	$0.20	100%
Diluted	$0.20	$-	$0.20	100%
Weighted-average number of shares
Basic	92,521,482	-	92,521,482	100%
Diluted	92,695,197	-	92,695,197	100%
Consolidated Balance Sheets Data (at period end):
Cash and cash equivalents	$85,539,220	$35,495,595	$50,043,625	141%
Total assets	$1,232,581,783	$733,680,241	$498,901,542	68%
Long-term debt, net	$443,913,031	$29,653,282	$414,259,749	1397%
Finance lease liabilities	$242,623	$345,062	$(102,439)	-30%
Preferred mezzanine equity	$154,892,565	$55,638,450	$99,254,115	178%
Common mezzanine equity	$-	$-	$-	0%
Common members’ equity	$-	$-	$-	0%
Common stock - Class A	$322,953	$-	$322,953	100%
Common stock - Class B	$602,262	$-	$602,262	100%
Additional paid-in capital	$256,761,849	$-	$256,761,849	100%
Retained earnings	$64,552,332	$-	$64,552,332	100%
Non-controlling interests	$22,771,618	$31,939,117	$(9,167,499)	-29%

Other Financial and Operating Data
Active communities at end of period(1)	107	79	28	35%
Home closings	916	780	136	17%
Average sales price of homes closed(7)	$375,693	$361,442	$14,251	4%
Net new orders	1,301	1,159	142	12%
Cancellation rate	13.9%	9.9%	4.0%	41%
Backlog (at period end) - homes	4,520	1,836	2,684	146%
Backlog (at period end, in thousands) - value	$1,819,300	$683,743	$1,135,557	166%
Gross margin (in thousands)(2)	$57,936	$41,881	$16,055	38%
Gross margin %(3)	16.0%	14.8%	2.7%	18%
Net profit margin	5.3%	7.9%	1.9%	24%
Adjusted gross margin (in thousands)(2)(4)	$78,694	$62,287	$16,407	26%
Adjusted gross margin %(3)	21.8%	22.0%	-0.3%	-1%
EBITDA (in thousands)(4)	$29,776	$32,602	$(2,826)	-9%
EBITDA margin %(3)(5)	8.2%	11.5%	-3.3%	-28%

(1)	A community becomes active once the model is completed or the community has its fifth sale. A community becomes inactive when it has fewer than five units remaining to sell.
(2)	Gross margin is home sales revenue less cost of sales.
(3)	Calculated as a percentage of home sales revenue.
(4)
Adjusted gross margin and EBITDA are non-GAAP financial measures. For definitions of adjusted gross margin and EBITDA and a reconciliation to our most directly comparable financial measures calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

(5)	Calculated as a percentage of revenues.
(6)
The Company calculated earnings per share (“EPS”) based on net income attributable to common stockholders for the period January 21, 2021 through September 30, 2021 over the weighted average diluted shares outstanding for the same period. The total outstanding shares of common stock are made up of Class A common stock and Class B common stock, which participate equally in their ratable ownership share of the Company. For the three months ended September 30, 2021, the diluted shares of common stock outstanding were 92,695,197.

(7)	Average selling price of homes closed is calculated based on home sales revenue, excluding the impact of deposit forfeitures and percentage of completion revenues, over homes closed.

Revenues. Revenues for the three months ended September 30, 2021 were $363 million, an increase of $79 million, or 28%, from $284 million for the three months ended September 30, 2020. The increase in revenues was primarily attributable to an increase in home closings of 142 homes, or 12%, during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Our October 2020 acquisition of the homebuilding business of H&H Constructors of Fayetteville, LLC (“H&H Homes”), a North Carolina limited liability company, contributed 249 home closings and $77 million in homebuilding revenues for the three months ended September 30, 2021. The average sales price of homes closed for the three months ended September 30, 2021 was $375,693, an increase of $14,251 or 4%, over an average sales price of homes closed $361,442 for the three months ended September 30, 2020. The increase was due to home price appreciation out-pacing cost inflation, partially offset by lower average sales price of homes closed within the H&H Homes segment.

Cost of Sales and Gross Margin. Cost of sales for the three months ended September 30, 2021 was $303 million, an increase of $63 million, or 26%, from $241 million for the three months ended September 30, 2020. The increase in cost of sales was primarily due to the increase in home closings for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Home building gross margin for the three months ended September 30, 2021 was $58 million, an increase of $16 million, or 38%, from $42 million for the three months ended September 30, 2020. Home building gross margin as a percentage of home sales revenue was 16.0% for the three months ended September 30, 2021, an increase of 121 basis points, or 2.7%, from 14.8% for the three months ended September 30, 2020. The increase in gross margin percentage is largely attributable to lower cost of funds.

Adjusted Gross Margin. Adjusted gross margin for the three months ended September 30, 2021 was $79 million, an increase of $16 million, or 26%, from $62 million for the three months ended September 30, 2020. Adjusted gross margin as a percentage of home sales revenue for the three months ended September 30, 2021 was 21.8%, a decrease of 26 basis points, or 1%, as compared to 22% for the three months ended September 30, 2020. The increase in adjusted gross margin is attributable to a higher number of closings. Adjusted gross margin is a non-GAAP financial measure. For the definition of adjusted gross margin and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 2021 was $32 million, an increase of $12 million, or 63%, from $20 million for the three months ended September 30, 2020. The increase in selling, general and administrative expense was primarily due to the inclusion of $8.1 million in expenses for the operations of H&H Homes for the three months ended September 30, 2021. Selling, general and administrative expense as a percentage of revenue was 8.9% for the three months ended September 30, 2021, compared to 7.0% for the three months ended September 30, 2020. The increase of 190 basis points was mainly attributable to higher compensation expense and other overhead expense coupled with a lower level of revenue than expected for the current quarter as we build the backlog of homes expected to be delivered in the next three to nine months.

Other Expense – Contingent Consideration. Contingent consideration expense for the three months ended September 30, 2021 was $602 thousand, as compared to $204 thousand for the three months ended September 30, 2020. The increase in contingent consideration expense is due to fair value adjustments of future expected earnout payments from the acquisition of H&H Homes and to a lesser extent, VPH Homes.

Net and Comprehensive Income. Net and comprehensive income for the three months ended September 30, 2021 was $24 million, a decrease of $400 thousand, or 2%, from $24 million for the three months ended September 30, 2020. The decrease in net and comprehensive income was primarily attributable to the $4 million in income tax expense for the three months ended September 30, 2021, which was not applicable to DFH LLC, for the three months ended September 30, 2020, partially offset by higher home closings.

Net and Comprehensive Income Attributable to Dream Finders Homes, Inc. Net and comprehensive income attributable to Dream Finders for the three months ended September 30, 2021 was $19 million, a decrease of $3.5 million, or 15%, from $23 million for the three months ended September 30, 2020. The decrease was mainly due to $4 million in income tax expense for the three months ended September 30, 2021, which was not applicable to DFH LLC for the three months ended September 30, 2020.

Nine months ended September 30, 2021 Compared to Nine months ended September 30, 2020

The following table sets forth our results of operations for the periods indicated:

	For the Nine Months Ended September 30, (unaudited)
	2021	2020	Amount Change	% Change
Revenues	$1,071,820,104	$672,706,388	$399,113,716	59%
Cost of sales	898,012,615	575,683,384	322,329,231	56%
Selling, general and administrative expense	88,086,880	55,071,469	33,015,411	60%
Income from equity in earnings of unconsolidated entities	(4,230,084)	(4,843,649)	613,565	-13%
Loss/(Gain) on sale of assets	(72,830)	(53,006)	(19,824)	37%
Loss on extinguishment of debt	697,423	-	697,423	100%
Other Income
Other	(7,000,248)	(1,171,675)	(5,828,573)	497%
Paycheck Protection Program forgiveness	(7,219,794)	-	(7,219,794)	100%
Other Expense
Other	10,482,934	3,669,048	6,813,886	186%
Contingent consideration revaluation	5,761,815	(112,521)	5,874,336	100%
Interest expense	672,153	124,026	548,127	442%
Income before taxes	$86,629,240	$44,339,312	$42,289,928	95%
Income tax expense	(13,405,594)	-	(13,405,594)	100%
Net and comprehensive income	$73,223,646	$44,339,312	$28,884,334	65%
Net and comprehensive income attributable to non-controlling interests	(9,393,623)	(3,474,116)	(5,919,507)	170%
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$63,830,023	$40,865,196	$22,964,827	56%

Earnings per share(6)
Basic	$0.69	$-	$0.69	100%
Diluted	$0.69	$-	$0.69	100%
Weighted-average number of shares
Basic	92,521,482	-	92,521,482	100%
Diluted	92,658,878	-	92,658,878	100%
Consolidated Balance Sheets Data (at period end):
Cash and cash equivalents	$85,539,220	$35,495,595	$50,043,625	141%
Total assets	$1,232,581,783	$733,680,241	$498,901,542	68%
Long-term debt, net	$443,913,031	$29,653,282	$414,259,749	1397%
Finance lease liabilities	$242,623	$345,062	$(102,439)	-30%
Preferred mezzanine equity	$154,892,565	$55,638,450	$99,254,115	178%
Common mezzanine equity	$-	$-	$-	0%
Common members’ equity	$-	$-	$-	0%
Common stock - Class A	$322,953	$-	$322,953	100%
Common stock - Class B	$602,262	$-	$602,262	100%
Additional paid-in capital	$256,761,849	$-	$256,761,849	100%
Retained earnings	$64,552,332	$-	$64,552,332	100%
Non-controlling interests	$22,771,618	$31,939,117	$(9,167,499)	-29%

Other Financial and Operating Data
Active communities at end of period(1)	107	79	28	35%
Home closings	2,914	1,817	1,097	60%
Average sales price of homes closed(7)	$354,222	$363,279	$(9,057)	-2%
Net new orders	4,830	2,799	2,031	73%
Cancellation rate	11.8%	12.9%	-1.1%	-8%
Backlog (at period end) - homes	4,520	1,836	2,684	146%
Backlog (at period end, in thousands) - value	$1,819,300	$683,743	$1,135,557	166%
Gross margin (in thousands)(2)	$169,219	$93,293	$75,926	81%
Gross margin %(3)	15.9%	13.9%	1.9%	14%
Net profit margin	6.0%	6.1%	-0.1%	-2%
Adjusted gross margin (in thousands)(2)(4)	$238,373	$142,398	$95,975	67%
Adjusted gross margin %(3)	22.3%	21.3%	1.0%	5%
EBITDA (in thousands)(4)	$103,488	$66,135	$37,353	56%
EBITDA margin %(3)(5)	9.7%	9.8%	-0.2%	-2%

(1)	A community becomes active once the model is completed or the community has its fifth sale. A community becomes inactive when it has fewer than five units remaining to sell.
(2)	Gross margin is home sales revenue less cost of sales.
(3)	Calculated as a percentage of home sales revenue.
(4)
Adjusted gross margin and EBITDA are non-GAAP financial measures. For definitions of adjusted gross margin and EBITDA and a reconciliation to our most directly comparable financial measures calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

(5)	Calculated as a percentage of revenues.
(6)
The Company calculated earnings per share (“EPS”) based on net income attributable to common stockholders for the period January 21, 2021 through September 30, 2021 over the weighted average diluted shares outstanding for the same period. EPS was calculated prospectively for the period subsequent to the IPO and Corporate Reorganization as described in Note 1 – Nature of Business and Significant Accounting Policies, resulting in 92,521,482 shares of common stock outstanding as of the closing of the IPO. For the nine months ended September 30, 2021, the diluted shares of common stock outstanding were 92,658,878. The total outstanding shares of common stock are made up of Class A common stock and Class B common stock, which participate equally in their ratable ownership share of the Company.

(7)	Average selling price of homes closed is calculated based on home sales revenue, excluding the impact of deposit forfeitures and percentage of completion revenues, over homes closed.

Revenues. Revenues for the nine months ended September 30, 2021 were $1,072 million, an increase of $399 million, or 59%, from $673 million for the nine months ended September 30, 2020. The increase in revenues was primarily attributable to an increase in home closings of 1,097 homes, or 60%, during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Our October 2020 acquisition of the homebuilding business of H&H Homes, contributed 907 home closings and $270 million in homebuilding revenues for the nine months ended September 30, 2021. The average sales price of homes closed for the nine months ended September 30, 2021 was $354,222, a decrease of $9,057 or 2%, over the average sales price of homes closed of $363,279 for the nine months ended September 30, 2020, primarily due to the lower average sales price of homes closed within the H&H Homes segment.

Cost of Sales and Gross Margin. Cost of sales for the nine months ended September 30, 2021 was $898 million, an increase of $322 million, or 56%, from $576 million for the nine months ended September 30, 2020. The increase in cost of sales was primarily due to the increase in home closings for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Home building gross margin for the nine months ended September 30, 2021 was $169 million, an increase of $76 million, or 81%, from $93 million for the nine months ended September 30, 2020. Home building gross margin as a percentage of home sales revenue was 15.9% for the nine months ended September 30, 2021, an increase of 191 basis points, or 1.9%, from 13.9% for the nine months ended September 30, 2020. The increase in gross margin percentage is largely attributable to price appreciation outpacing cost inflation as well as lower cost of funds.

Adjusted Gross Margin. Adjusted gross margin for the nine months ended September 30, 2021 was $238 million, an increase of $96 million, or 67%, from $142 million for the nine months ended September 30, 2020. Adjusted gross margin as a percentage of home sales revenue for the nine months ended September 30, 2021 was 22.3%, an increase of 100 basis points, or 5%, as compared to 21.3% for the nine months ended September 30, 2020. The increases in adjusted gross margin and adjusted gross margin percentage are attributable to a higher number of closings and price appreciation outpacing cost inflation. Adjusted gross margin is a non-GAAP financial measure. For the definition of adjusted gross margin and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 2021 was $88 million, an increase of $33 million, or 60%, from $55 million for the nine months ended September 30, 2020. The increase in selling, general and administrative expense was primarily due to the inclusion of $27 million in expenses for the operations of H&H Homes for the nine months ended September 30, 2021. Selling, general and administrative expense as a percentage of revenue was 8.2% for the nine months ended September 30, 2021, compared to 8.2% for the nine months ended September 30, 2020. SG&A remained relatively consistent for the 9-month period and is expected to decrease in future quarters when the backlog is converted to home closings.

Other Income – Paycheck Protection Program Forgiveness. Other income related to the forgiveness of the PPP grant for the nine months ended September 30, 2021 was $7 million, as compared to $0 for the nine months ended September 30, 2020. The increase is attributable to the SBA forgiving the Company’s PPP grant in full, during the second quarter of 2021.

Other Expense. Other expense for the nine months ended September 30, 2021 was $10.5 million, an increase of $6.8 million, or 186%, as compared to $3.6 million for the nine months ended September 30, 2020. The increase in other expenses is primarily attributable to the acceleration of stock compensation expense as a result of the Corporate Reorganization, an increase in stock compensation expense related to the initial public offering, and an increase in expenses related to the sale of model homes repurchased from investors.

Other Income / Expense – Contingent Consideration. Contingent consideration expense for the nine months ended September 30, 2021 was $6 million, an increase of $6 million, as compared to $112 thousand income for the nine months ended September 30, 2020. The increase in contingent consideration expense is due to fair value adjustments of future expected earnout payments from the acquisition of H&H Homes. The increase in contingent consideration was due to H&H Homes exceeding initial projections.

Net and Comprehensive Income. Net and comprehensive income for the nine months ended September 30, 2021 was $73 million, an increase of $29 million, or 65%, from $44 million for the nine months ended September 30, 2020. The increase in net and comprehensive income was primarily attributable to an increase in gross margin on homes closed of $76 million, or 81%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Net and Comprehensive Income Attributable to Dream Finders Homes, Inc. Net and comprehensive income attributable to Dream Finders for the nine months ended September 30, 2021 was $64 million, an increase of $23 million, or 56%, from $41 million for the nine months ended September 30, 2020. The increase was primarily attributable to a significant increase in home closings and gross margin. The change in net and comprehensive income attributable to Dream Finders Homes, Inc. is reduced by $13 million in income tax expense for the nine months ended September 30, 2021, which was not applicable to DFH LLC.

Backlog. Backlog at September 30, 2021 was 4,520 homes valued at approximately $1,819 million, an increase of 2,684 homes and $1,136 million, respectively, or 146% and 166%, respectively, as compared to 1,836 homes valued at approximately $684 million at September 30, 2020. The increase in backlog was primarily attributable to an elevated level of net sales throughout our active communities for the first nine months of 2021. Net sales for the nine months ended September 30, 2021 were 4,830 homes, an increase of 2,031 homes or 73% when compared to the 2,799 net sales for nine months ended September 30, 2020. The average monthly sales per community for the nine months ended September 30, 2021 were 4.3, an increase of 16%, from 3.7 average monthly sales per community during the nine months ended September 30, 2020.

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

	For the Three Months Ended September 30,
Column1	2021	As a % of Home Sales Revenue	2020	As a % of Home Sales Revenue
Revenues	$362,984		$284,167
Other revenue	1,662		1,585
Home sales revenue	361,322		282,582
Cost of sales	303,386	84.0%	240,701	85.2%
Gross Margin(1)	57,936	16.0%	41,881	14.8%
Interest expense in cost of sales	5,600	1.5%	7,764	2.7%
Amortization in cost of sales(3)	-	0.0%	1,396	0.5%
Commission expense	15,158	4.2%	11,246	4.0%
Adjusted gross margin	78,694	21.8%	62,287	22.0%
Gross margin %(2)	16.0%		14.8%
Adjusted gross margin %(2)	21.8%		22.0%

	For the Nine Months Ended September 30,
Column1	2021	As a % of Home Sales Revenue	2020	As a % of Home Sales Revenue
Revenues	$1,071,820		$672,706
Other revenue	4,588		3,730
Home sales revenue	1,067,232		668,976
Cost of sales	898,013	84.1%	575,683	86.1%
Gross Margin(1)	169,219	15.9%	93,293	13.9%
Interest expense in cost of sales	21,240	2.0%	19,562	2.9%
Amortization in cost of sales(3)	1,621	0.2%	3,054	0.5%
Commission expense	46,293	4.3%	26,489	4.0%
Adjusted gross margin	238,373	22.3%	142,398	21.3%
Gross margin %(2)	15.9%		13.9%
Adjusted gross margin %(2)	22.3%		21.3%

(1)	Gross margin is home sales revenue less cost of sales.
(2)	Calculated as a percentage of home sales revenues.
(3)	Includes purchase accounting adjustment, as applicable.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Column1	2021	2020	2021 .	2020 .
Net income	$19,135	$22,561	$63,830	$40,865
Interest income	-	(4)	(4)	(39)
Interest expensed in cost of sales	5,600	7,764	21,240	19,562
Interest expense	14	96	672	259
Income tax expense	4,111	-	13,406	-
Depreciation and amortization	916	2,185	4,344	5,488
EBITDA	$29,776	$32,602	$103,488	$66,135
Stock-based compensation expense	1,472	250	5,272	697
Adjusted EBITDA	$31,248	$32,852	$108,760	$66,832
EBITDA margin %(1)	8.2%	11.5%	9.7%	9.8%
Adjusted EBITDA margin %(1)	8.6%	11.6%	10.1%	9.9%

(1)	Calculated as a percentage of revenues.

Backlog, Sales and Closings

A new order (or new sale) is reported when a customer has received preliminary mortgage approval and the sales contract has been signed by the customer, approved by us and secured by a deposit, typically approximately 1-3% of the purchase price of the home. These deposits are typically not refundable, but each customer situation is evaluated individually.

Net new orders are new orders or sales (gross) for the purchase of homes during the period, less cancellations of existing purchase contracts during the period. Sales to investors that intend to lease the homes are recognized when the Company has received a nonrefundable deposit. Our cancellation rate for a given period is calculated as the total number of new (gross) sales purchase contracts canceled during the period divided by the total number of new (gross) sales contracts entered into during the period. Our cancellation rate for the three months ended September 30, 2021 was 13.9%, an increase of 400 basis points when compared to the 9.9% cancellation rate for the three months ended September 30, 2020. The cancellation rate for the nine months ended September 30, 2021 was 11.8% a decrease of 110 basis points when compared to the 12.9% cancellation rate for the nine months ended September 30, 2020.

The following tables present information concerning our new home sales, starts and closings in each of our markets for the three and nine months ended September 30, 2021 and 2020.

		For the Three Months Ended September 30,
	2021(1)			2020			Period Over Period Percent Change
Market	Sales	Starts	Closings [1]	Sales [2]	Starts [2]	Closings [2]	Sales [3]	Starts [3]	Closings [3]
The Carolinas (H&H Homes)	362	483	249	N/A	N/A	N/A	N/A	N/A	N/A
Jacksonville	545	327	305	513	441	371	6%	-26%	-18%
Orlando(1)	222	124	123	160	195	108	39%	-36%	14%
Colorado	44	71	60	79	70	86	-44%	1%	-30%
DC Metro	14	24	32	77	53	60	-82%	-55%	-47%
Other(2)	114	275	147	330	253	155	-65%	9%	-5%
Grand Total	1,301	1,304	916	1,159	1,012	780	12%	29%	17%

		For the Nine Months Ended September 30,
	2021(1)			2020			Period Over Period Percent Change
Market	Sales	Starts	Closings [1]	Sales [2]	Starts [2]	Closings [2]	Sales [3]	Starts [3]	Closings [3]
The Carolinas (H&H Homes)	1,506	1,480	907	N/A	N/A	N/A	N/A	N/A	N/A
Jacksonville	1,412	1,109	865	1,333	1,109	895	6%	0%	-3%
Orlando(1)	831	462	431	392	394	206	112%	17%	109%
Colorado	210	253	141	223	199	183	-6%	27%	-23%
DC Metro	86	105	91	189	161	148	-54%	-35%	-39%
Other(2)	785	869	479	662	492	385	19%	77%	24%
Grand Total	4,830	4,278	2,914	2,799	2,355	1,817	73%	82%	60%

(1)	Includes sales, starts and closings for Century Homes from the acquisition date of January 31, 2021.
(2)	Austin, Savannah, Village Park Homes, Active Adult and Custom Homes.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net New Orders	1,301	1,159	4,830	2,799
Cancellation Rate	13.9%	9.9%	11.8%	12.9%

	September 30,
	2021	2020
Ending Backlog - Homes	4,520	1,836
Ending Backlog - Value (in thousands)	$1,819,300	$683,743

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

As of September 30, 2021, our lot deposits and investments in finished lot option and land bank option contracts were $157 million, of which $2 million was refundable at our option. As of September 30, 2021, we controlled 30,776 lots under lot option and land bank option contracts.

Owned and Controlled Lots

The following table presents our owned or controlled lots by home building segments as of September 30, 2021 and December 31, 2020.

	As of September 30,			As of December 31,
	2021			2020			% Change of
Segments	Owned	Controlled	Total [1]	Owned [1]	Controlled [1]	Total [1]	Total
The Carolinas (H&H Homes)	1,487	5,413	6,900	1,348	4,107	5,455	26%
Jacksonville	945	9,287	10,232	715	4,445	5,160	98%
Orlando(1)	551	4,168	4,719	256	2,504	2,760	71%
Colorado	150	5,835	5,985	106	4,145	4,251	41%
DC Metro	98	1,745	1,843	77	566	643	187%
Other(2)	887	4,328	5,215	629	3,509	4,138	26%
Grand Total	4,118	30,776	34,894	3,131	19,276	22,407	56%

(1)	Includes owned and controlled lots for Century Homes from the acquisition date of January 31, 2021.
(2)	Austin, Savannah, Village Park Homes, Active Adult and Custom Homes.

Owned Real Estate Inventory Status

The following table presents our owned real estate inventory status as of September 30, 2021 and 2020.

	As of September 30, 2021	As of December 31, 2020
Owned Real Estate Inventory Status (1)	% of Owned Real Estate Inventory	% of Owned Real Estate Inventory
Construction in progress and finished homes [1]	92.2%	88.8%
Finished lots and land under development [1]	7.8%	11.2%
Total	100%	100%

(1)	Represents our owned homes under construction, finished lots and capitalized costs related to land under development. Land and lots from consolidated joint ventures are excluded.

Our Active Communities

We define an active community as a community where we have recorded five net new orders or a model home is currently open to customers. A community is no longer active when we have less than five home sites to sell to customers. Active community count is an important metric to forecast future net new orders for our business. As of September 30, 2021, we had 107 active communities, an increase of 28 communities, or 35%, when compared to our 79 active communities at September 30, 2020. Our active community count excludes communities under the Company’s built-for-rent contracts, as all sales to investors occur at one point in time and these communities would have no home sites remaining to sell. As of September 30, 2021, the Company had eight active communities for built-for-rent contracts.

Our Mortgage Banking Business

For the three months ended September 30, 2021, our mortgage banking joint venture, Jet LLC, originated and funded 556 home loans with an aggregate principal amount of approximately $182 million as compared to 612 home loans with an aggregate principal amount of approximately $179 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, our mortgage banking joint venture, Jet LLC, originated and funded 1,565 home loans with an aggregate principal amount of approximately $501 million as compared to 1,606 home loans with an aggregate principal amount of approximately $458 million for the nine months ended September 30, 2020. For the three months ended September 30, 2021 and 2020, respectively, Jet LLC had net income of approximately $3 million and $3 million. For the nine months ended September 30, 2021 and 2020, respectively, Jet LLC had net income of approximately $8 million and $9 million. Our interest in Jet LLC is accounted for under the equity investment method and is not consolidated in our condensed consolidated financial statements, as we do not control, and are not deemed the primary beneficiary of, the variable interest entity (“VIE”). See “Note 9. Variable Interest Entities and Investments in Other Entities” to our condensed consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for a description of our joint ventures, including those that were determined to be VIEs, and the related accounting treatment.

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

Liquidity and Capital Resources

Overview

As of September 30, 2021, we had $86 million in cash and cash equivalents (excluding $196 million of restricted cash), an increase of $50 million, or 100%, from $35 million as of December 31, 2020. Additionally, the Company has $369 million of availability under the Credit Agreement and $11 million of closing proceeds in transit, for a total of $466 million in liquidity. On October 1, 2021, we borrowed $300 million in revolving loans under the Credit Agreement and paid off the vertical lines of credit in connection with the MHI Acquisition.   Following the MHI Acquisition, on October 1, 2021, we had $69 million of availability under the Credit Agreement.

We generate cash from the sale of our inventory and we intend to re-deploy the net cash generated from the sale of inventory to acquire and control land and further grow our operations year over year. We believe that our sources of liquidity are sufficient to satisfy our current commitments.

Immediately following the closing of our IPO, we replaced all of our secured vertical construction lines of credit facilities with our credit agreement (the “Credit Agreement”) with a syndicate of lenders and Bank of America, N.A, as administrative agent, providing for a senior unsecured revolving credit facility which has an initial aggregate commitment of up to $450 million and an accordion feature that allows the facility to expand to a borrowing base of up to $750 million (our “Credit Facility”). We believe that the consolidation of our indebtedness into a single credit facility will continue to reduce our financing costs, create operating efficiencies and enhance returns.  On September 8, 2021, we entered into a First Amendment and Commitment Increase Agreement (the “Amendment”) to our Credit Agreement and increased the aggregate commitments to $742.5 million and three lenders were added as additional lenders under the Credit Agreement. As amended by the Amendment, the Credit Agreement includes provisions for any existing lender to, at the Company’s request, increase its revolving commitment under the Credit Agreement, add new revolving loan tranches under the Credit Agreement or add new term loan tranches under the Credit Agreement, in all cases not to exceed an aggregate of $1.1 billion. In addition, the Amendment clarified and modified certain definitions and covenants as more fully set forth therein, including modifications of certain financial covenants to facilitate the consummation of the MHI Acquisition (Note 15).

On September 29, 2021, in connection with the closing of the MHI Acquisition, we exercised our right to further increase the aggregate commitments under the Credit Agreement to $817.5 million and one lender was added as an additional lender under the Credit Agreement.  On October 1, 2021, we borrowed $300 million in revolving loans under the Credit Agreement and paid off vertical lines of credit in connection with the MHI Acquisition. Certain of our subsidiaries guaranteed the Company’s obligations under the Credit Agreement.  The Credit Agreement matures on January 25, 2024.

On September 29, 2021, we sold 150,000 shares of newly-created Series A Convertible Preferred Stock with an initial liquidation preference of $1,000 per share and a par value $0.01 per share (the “Convertible Preferred Stock”), for an aggregate purchase price of $150 million. We used the proceeds from the sale of the Convertible Preferred Stock to fund the MHI Acquisition and for general corporate purposes.

Our principal uses of capital are lot deposits and purchases, vertical home construction, operating expenses and the payment of routine liabilities. During the nine months ended September 30, 2021, we also used cash in hand to make non-recurring payments in relation to the IPO.

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

We actively enter into finished lot option contracts by placing deposits with land sellers of typically 10% or less of the aggregate purchase price of the finished lots. When entering into these contracts, we also agree to purchase finished lots at pre-determined time frames and quantities that match our expected selling pace in the community. For the three months ended September 30, 2021, the majority of these future lot purchases were financed by the Credit Agreement.

From time to time, we also enter into land development arrangements with land sellers, land developers and land bankers. We typically provide a lot deposit of 10% or less, or 15% or less in the case of land bank option contracts, of the total investment required to develop lots that we will have the option to acquire in the future. In these transactions, we also incur lot option fees that have historically been 15% or less of the outstanding capital balance held by the land banker. The initial investment and lot option fees require our ability to allocate liquidity resources to projects that will be not materialize into cash inflows or operating income in the near term. The above cash strategies are designed to allow us to maintain adequate lot supply in our existing markets and support ongoing growth and profitability. As we continue to operate in a low interest rate environment, with consistent increase in the demand for new homes and constrained lot supply compared to population and job growth trends, we intend to continue to re-invest our earnings into our business and focus on expanding our operations. In addition, as the opportunity to purchase finished lots in desired locations becomes increasingly more limited and competitive, we are committed to allocating additional liquidity to land-bank deposits on land development projects, as this strategy mitigates the risks associated with holding undeveloped land on our balance sheet, while allowing us to control adequate lot supply in our key markets to support forecasted growth. As of September 30, 2021, our lot deposits and investments related to finished lot option contracts and land bank option contracts were $157 million, including $2 million of refundable lot deposits. For the nine months ended September 30, 2021, we closed 2,914 homes, acquired 3,764 lots and started construction on 4,278 homes.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Nine Months Ended September 30,
	2021 [1]	2020
Net cash provided by (used in) operating activities	$(123,144)	$3,171
Net cash provided by (used in) investing activities	(24,513)	4,127
Net cash provided by (used in) financing activities	329,837	(700)

Net cash used in operating activities was $123 million for the nine months ended September 30, 2021, an increase of $126 million, as compared to $3 million of net cash provided in operating activities for the nine months ended September 30, 2020. The increase in net cash used in operating activities was driven by an increase of $153 million in inventories and an increase in lot deposits of $90 million as the Company deploys its available cash from the Credit Agreement into future growth, partially offset by higher customer deposits of $60 million, income from the Paycheck Protection Program of $7 million and the increase in net income generated on home closings for the nine months ended September 30, 2021.

Net cash used in investing activities was $25 million for the nine months ended September 30, 2021, a decrease of $29 million, as compared to $4 million of cash provided by investing activities for the nine months ended September 30, 2020. The increase in net cash used in investing activities was primarily attributable to the acquisition of Century Homes during the first quarter of 2021.

Net cash provided by financing activities was $330 million for the nine months ended September 30, 2021, an increase of $330 million, as compared to $1 million of cash used in financing activities for the nine months ended September 30, 2020. The increase in net cash provided by financing activities was primarily attributable to the Corporate Reorganization, which included IPO proceeds of $130 million, the issuance of $149 million of convertible preferred stock (net of issuance costs), and borrowings from our Credit Agreement. The increases were partially offset by the redemption of the Series C preferred units of DFH LLC of $26 million, and payments to terminate the Company’s historical vertical construction lines of credit and notes payable, including the $20 million bridge loan utilized in funding the H&H Acquisition, in connection with the new unsecured Credit Agreement.

Credit Facilities and Financial Guarantees

As of September 30, 2021, under our Credit Facility we had a maximum availability of $817.5 million and an outstanding balance of $449 million, including $9 million of Letters of Credit obligations. On October 1, 2021, we borrowed $300 million in revolving loans under the Credit Agreement and paid off the vertical lines of credit in connection with the MHI Acquisition.   Following the MHI Acquisition, on October 1, 2021, we had $69 million of availability under the Credit Agreement. As of December 31, 2020, we had 34 vertical construction lines of credit facilities with a cumulative maximum availability of $763 million and an aggregate outstanding balance of $290 million. Historically, our vertical construction lines of credit facilities were fully collateralized by finished lots and homes under construction.

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

As of September 30, 2021, we owned and controlled 34,894 lots through finished lot option contracts and land bank option contracts. Our entire risk of loss pertaining to the aggregate purchase price of contractual commitments resulting from our non-performance under our finished lot option contracts and land bank option contracts is limited to approximately $157 million in deposits and investments made as of September 30, 2021—$157 million of lot deposits, including $2 million of refundable lot deposits pertaining to deals that are still in the due diligence inspection period.

Surety Bonds and Letters of Credit

We enter into letter of credit and surety bond arrangements with local municipalities, government agencies and land developers. These arrangements relate to certain performance-related obligations and serve as security for certain land option agreements. At September 30, 2021, we had outstanding letters of credit and surety bonds totaling $10.5 million and $50 million, respectively. We believe we will fulfill our obligations under the related arrangements and do not anticipate any material losses under these letters of credit or surety bonds.

Contractual Obligations

As of September 30, 2021, there have been no material changes to our contractual obligations appearing in the “Contractual Obligations, Commitments and Contingencies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

We believe that there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2021 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Cautionary Statement about Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q includes “forward-looking statements.” Many statements included in this Quarterly Report on Form 10-Q are not statements of historical fact, including statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “projection,” “should” or “will” or the negative thereof or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our market opportunity and the potential growth of that market;

•	the expected impact of the COVID-19 pandemic;

•	our strategy, expected outcomes and growth prospects;

•	trends in our operations, industry and markets;

•	our future profitability, indebtedness, liquidity, access to capital and financial condition; and

•	our integration of companies that we have acquired into our operations.

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

•	a slowdown in the homebuilding industry or changes in population growth rates in our markets;

•	volatility and uncertainty in the credit markets and broader financial markets;

•	the cyclical and seasonal nature of our business;

•	our future operating results and financial condition;

•	our business operations;

•	changes in our business and investment strategy;

•	the success of our operations in recently opened new markets and our ability to expand into additional new markets;

•	our ability to continue to leverage our asset-light and capital efficient lot acquisition strategy;

•	our ability to develop our projects successfully or within expected timeframes;

•	our ability to identify potential acquisition targets and close such acquisitions;

•	our ability to successfully integrate acquired businesses with our existing operations;

•	availability of land to acquire and our ability to acquire such land on favorable terms, or at all;

•	availability, terms and deployment of capital and ability to meet our ongoing liquidity needs;

•	restrictions in our debt agreements that limit our flexibility in operating our business;

•	disruption in the terms or availability of mortgage financing or an increase in the number of foreclosures in our markets;

•	decline in the market value of our inventory or controlled lot positions;

•	shortages of, or increased prices for, labor, land or raw materials used in land development and housing construction, including due to inflation or changes in trade policies;

•	delays in land development or home construction resulting from natural disasters, adverse weather conditions or other events outside our control;

•	uninsured losses in excess of insurance limits;

•	the cost and availability of insurance and surety bonds;

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

Our Credit Agreement provides for a senior unsecured revolving credit facility, which has an aggregate commitment of up to $817.5 million. As of September 30, 2021, we had $449 million of indebtedness outstanding under our Credit Facility. On October 1, 2021, we borrowed $300 million in revolving loans under the Credit Agreement and paid off the vertical lines of credit in connection with the MHI Acquisition.   Following the MHI Acquisition, on October 1, 2021, we had $69 million of availability under the Credit Agreement. The Credit Agreement includes provisions for any existing lender to, at the Company’s request, increase its revolving commitment under the Credit Agreement, add new revolving loan tranches under the Credit Agreement or add new term loan tranches under the Credit Agreement, in all cases not to exceed an aggregate of $232.5 million.

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

Our mortgage banking joint venture, Jet LLC, is exposed to interest rate risk as it relates to its lending activities. Jet underwrites and originates mortgage loans, which are sold through either optional or mandatory forward delivery contracts into the secondary markets. All of the mortgage banking segment’s loan portfolio is held for sale and subject to forward sale commitments. Jet also sells all of its mortgages held for sale on a servicing released basis.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and interim Chief Financial Officer identified three material weaknesses in our internal control over financial reporting. We did not document the design or operation of an effective control environment commensurate with the financial reporting requirements of an SEC registrant. Specifically, we did not design and maintain adequate formal documentation of certain policies and procedures, controls over the segregation and duties within our financial reporting function and the preparation and review of journal entries. In addition, we did not design or maintain effective control activities that contributed to the following additional material weaknesses; we did not design control activities to adequately address identified risks, evidence of performance, or operate at a sufficient level of precision that would identify material misstatements to our financial statements and we did not design and maintain effective controls over certain IT general controls for information systems that are relevant to the preparation of our financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. See “Risk Factors—We have identified material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

We are currently in the process of implementing measures and taking steps to address the underlying causes of these material weaknesses. Our efforts to date have included the following:

•	We have begun to execute our remediation plan to fully address the individual control deficiencies and segregation of duties issues.

•
Developed formal policies specific to corporate governance and IT general controls; executed IT controls focused training; and designed and implemented controls within user access, program change management, and computer operations domains.

•	Designed and implemented segregation of duties controls over financial reporting and review of journal entries.

•	Performed a financial statement risk assessment and designed and implemented or identified existing controls designed to prevent or detect a material misstatement in our financial statements.

•	Further augmented leadership and staff responsible for internal control over financial reporting.

While we believe these efforts will improve our internal control over financial reporting and address the underlying causes of the material weaknesses, such material weaknesses will not be remediated until our remediation plan has been fully implemented, and we have concluded that our controls are operating effectively for a sufficient period of time. As a result of the material weaknesses, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021.

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

Changes in Internal Controls

Except as set forth above, there was no change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to the Company’s legal proceedings. You should carefully read and consider the legal proceedings set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which contains descriptions of significant legal proceedings that may affect our business.

ITEM 1A.	RISK FACTORS

There are numerous factors that affect our business and results of operations, many of which are beyond our control. You should carefully read and consider the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which contains descriptions of significant risks that have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, except as set forth below:

Our Class A and B common stock ranks junior to our Convertible Preferred Stock with respect to dividends and amounts payable in the event of our liquidation, dissolution or winding-up of our affairs.

Our Class A and B common stock ranks junior to our Convertible Preferred Stock, with respect to the payment of dividends and amounts payable in the event of our liquidation, dissolution or winding-up of our affairs. Upon our liquidation, dissolution or winding up, each share of Convertible Preferred Stock will be entitled to receive an amount per share equal to the initial liquidation preference of $1,000 per share, subject to adjustment, plus all accrued and unpaid dividends thereon, which dividends accrue at a rate equal to 9.00% per annum.   No distribution of our assets may be made to holders of our Class A and B common stock until we have paid to holders of our Convertible Preferred Stock such liquidation preference.

Shares of our Convertible Preferred Stock are convertible into shares of our Class A common stock in certain circumstances and, upon conversion, will dilute your percentage of ownership.

Subsequent to the fifth anniversary of its issuance (or earlier in the event of non-compliance with a protective covenant), a holder can convert the Convertible Preferred Stock into shares Class A common stock at a conversion price that will be based on the average of the trailing 90 days’ closing price of the Class A common stock, less 20% of the average (increasing to 25% in the event of non-compliance with a protective covenant) and subject to a floor conversion price of $4.00.  Although we intend to call the shares of Convertible Preferred Stock for redemption prior to their conversion, in the event the shares of Convertible Preferred Stock are converted into shares of Class A common stock, such issuance will cause substantial dilution to the holders of our common stock.

Certain rights of the holders of the Convertible Preferred Stock could delay or prevent an otherwise beneficial takeover or takeover attempt of us.

Certain rights of the holders of the Convertible Preferred Stock could make it more difficult or more expensive for a third party to acquire us. If we undergo a Change of Control (as defined in the certificate of designations for the Convertible Preferred Stock), we must redeem all of shares of Convertible Preferred Stock for cash consideration equal to the initial liquidation preference of $1,000 per share, subject to adjustment, plus all accrued and unpaid dividends thereon, plus of the Change of Control occurs before the fourth anniversary of the date of issuance, a premium equal to the dividends that would have accumulated on such share from and after the date of the Change of Control and through the fourth anniversary of the date of issuance of the Convertible Preferred Stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 8, 2021, we entered into a Subscription Agreement (the “Subscription Agreement”) with certain accredited investors (collectively, the “Purchasers”). Pursuant to the Subscription Agreement, on September 29, 2021, the Company sold to the Purchasers 150,000 shares of newly-created Convertible Preferred Stock with an initial liquidation preference of $1,000 per share and a par value $0.01 per share for an aggregate purchase price of $150 million. We used the proceeds from the sale of the Convertible Preferred Stock to fund the MHI Acquisition and for general corporate purposes.  The offer and sale of the shares of Convertible Preferred Stock through the Subscription Agreement were made in reliance on an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof.

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1+
Purchase and Sale Agreement, dated as of June 17, 2021, among Dream Finders Holdings LLC, MHI Partnership, Ltd., MHI Models, Ltd., McGuyer Homebuilders, Inc., FMR IP, LLC, HomeCo Purchasing Company, Ltd., 2019 Sonoma, LLC, Frank B. McGuyer and McGuyer Interests, Ltd. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on September 13, 2021).

2.2+
First Amendment to Purchase and Sale Agreement, dated as of August 31, 2021, among Dream Finders Holdings LLC, MHI Partnership, Ltd., MHI Models, Ltd., McGuyer Homebuilders, Inc., FMR IP, LLC, HomeCo Purchasing Company, Ltd., 2019 Sonoma, LLC, Frank B. McGuyer and McGuyer Interests, Ltd. (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on September 13, 2021).

2.3+
Second Amendment to Purchase and Sale Agreement, dated as of September 7, 2021, among Dream Finders Holdings LLC, DFH Coventry, LLC, MHI Partnership, Ltd., MHI Models, Ltd., McGuyer Homebuilders, Inc., FMR IP, LLC, HomeCo Purchasing Company, Ltd., 2019 Sonoma, LLC, Frank B. McGuyer and McGuyer Interests, Ltd. (incorporated herein by reference to Exhibit 2.3 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on September 13, 2021).

3.1
Certificate of Designations of Dream Finders Homes, Inc., dated September 29, 2021 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on October 5, 2021).

10.1+
First Amendment and Commitment Increase Agreement, dated as of September 8, 2021, among Dream Finders Homes, Inc., Bank of America, N.A., as administrative agent, collateral agent and issuing bank, and the lenders named therein as parties thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on October 5, 2021).

10.2+
Joinder, Commitment Increase, and Reallocation Agreement, dated as of September 29, 2021, among Dream Finders Homes, Inc., Bank of America, N.A., as administrative agent, collateral agent and issuing bank, and the lenders named therein as parties thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on October 5, 2021).

10.3
Registration Rights Agreement, dated September 29, 2021, by and among Dream Finders Homes, Inc. and the Purchasers listed thereto (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on October 5, 2021).

10.4
Subscription Agreement, dated September 8, 2021, by and between Dream Finders Homes, Inc. and the Purchasers listed thereto (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on September 13, 2021).

10.5†
Employment Agreement between Dream Finders Homes, Inc. and Lorena Anabel Fernandez (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on October 12, 2021).

31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Interim CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS∞	XBRL Instance Document.
101.SCH∞	XBRL Taxonomy Extension Schema Document.
101.CAL∞	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF∞	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB∞	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE∞	XBRL Taxonomy Extension Presentation Linkbase Document.
101.PRE∞	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
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

Dream Finders Homes, Inc.

Date:	November 10, 2021	/s/ Patrick O. Zalupski
Patrick O. Zalupski President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

	November 10, 2021	/s/ Lorena A. Fernandez
Lorena A. Fernandez Senior Vice President and Interim Chief Financial Officer (Principal Financial Officer)