Form 10-K
period 2021-12-31
Dream Finders Homes, Inc.
filed 2022-03-16
CIK 1825088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was approximately $574.0 million based on the closing price of such stock on June 30, 2021 (the last business day of the registrant’s second fiscal quarter) as reported on the NASDAQ Global Select Market.

As of March 16, 2022, there were 32,532,784 shares of the registrant’s Class A common stock, par value $0.01 per share, issued and outstanding and 60,226,153 shares of the registrant’s Class B common stock, par value $0.01 per share, issued and outstanding.

Documents Incorporated by Reference
None.

i

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

General

We design, build and sell homes in high growth markets, including Charlotte, Raleigh, Jacksonville, Orlando, Denver, the Washington D.C. metropolitan area, Austin, Dallas and Houston. We employ an asset-light lot acquisition strategy with a focus on the design, construction and sale of single-family entry-level, first-time move-up and second-time move-up homes. To fully serve our homebuyer customers and capture ancillary business opportunities, we also offer title insurance and mortgage banking solutions through our mortgage banking joint venture, Jet Home Loans, LLC (“Jet LLC”), which comprises our Jet Home Loans segment.

Our asset-light lot acquisition strategy, discussed in further detail below, enables us to generally purchase land in a “just-in-time” manner with reduced up-front capital commitments, which in turn has increased our inventory turnover rate, enhanced our return on equity and contributed to our growth.

The following is a summary of our history:

2009 – We began operations building homes in the Jacksonville, Florida market

2013 – We surpassed 1,000 cumulative home closings and entered the Savannah, Georgia market

2014 – We entered the Denver, Colorado market

2015 – We entered the Austin, Texas and Orlando, Florida markets

2017 – We entered the Washington D.C. metropolitan area market, with a particular focus on the Northern Virginia and Maryland markets

May 2019 – We entered the Hilton Head and Bluffton, South Carolina markets with our acquisition of Village Park Homes, LLC (“Village Park Homes” or “VPH”)

September 2020 – Dream Finders Homes, Inc. was incorporated under the state laws of Delaware

October 2020 – We entered the Charlotte, Fayetteville, Raleigh, the Triad (consisting of Greensboro, High Point and Winston-Salem, North Carolina) and Wilmington, North Carolina and Myrtle Beach, South Carolina markets with our acquisition of the homebuilding business (“H&H Homes”) of H&H Constructors of Fayetteville, LLC, a North Carolina limited liability company (“H&H”)

January 2021 – We completed our IPO and certain reorganization transactions in connection with our IPO

February 2021 – We expanded our presence in the Orlando, Florida market with our acquisition (the “Century Acquisition”) of Century Homes Florida, LLC (“Century Homes”)

October 2021 – We significantly increased our geographic operations in the Austin, Texas metro area and expanded into the Texas markets of Houston, Dallas and San Antonio with our acquisition of privately held Texas homebuilder McGuyer Homebuilders, Inc. and related affiliates (“MHI”).

Since breaking ground on our first home on January 1, 2009 we have closed over 15,300 homes through December 31, 2021 and have been profitable every year since inception. For the year ended December 31, 2021, we received 6,804 net new orders (new orders for homes less cancellations), an increase of 2,618 or 62.5%, as compared to the 4,186 net new orders received for the year ended December 31, 2020. For the year ended December 31, 2021, we closed 4,874 homes, an increase of 1,720, or 54.5%, as compared to the 3,154 homes closed for the year ended December 31, 2020. As of December 31, 2021, our backlog of sold homes was 6,381. In addition, as of December 31, 2021, we owned and controlled over 43,000 lots. Our owned and controlled lot supply is a critical input to the future revenue of our business. We sell homes under the Dream Finders Homes, DF Luxury, H&H Homes, Village Park Homes, Century Homes and, with our recent acquisition of MHI, Coventry Homes brands.

Initial Public Offering

On January 25, 2021, we completed the IPO of 11,040,000 shares of our Class A common stock at a price to the public of $13.00 per share. The IPO provided us with net proceeds of $133.5 million. Immediately following the closing of our IPO, we also entered into a senior unsecured revolving credit facility, which had an initial aggregate commitment of up to $450.0 million and an accordion feature that, to date through subsequent amendments, allows the facility to expand to a borrowing base of up to $817.0 million (“Credit Agreement”). Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 within this Form 10-K for further discussion on the Credit Agreement including amendments. On January 25, 2021, we used the net proceeds from the IPO, cash on hand and borrowings under our Credit Agreement to repay (i) all borrowings under our then-existing 34 separate secured vertical construction lines of credit facilities totaling $319.0 million and upon such repayment terminated such facilities and (ii) the bridge loan from Boston Omaha Investments LLC used to finance the H&H acquisition, totaling $20.0 million, plus contractual interest of $0.6 million (“BOMN Bridge Loan”).

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

Business Opportunities

We operate an asset-light and capital efficient lot acquisition strategy and generally seek to avoid engaging in land development, which requires significant capital expenditures and can take several years to realize returns on the investment. Our asset-light lot acquisition strategy enables us to generally purchase land in a “just-in-time” manner with reduced up-front capital commitments, which in turn has increased our inventory turnover rate, enhanced our strong return on equity and contributed to our impressive growth. Our strategy is intended to avoid the financial commitments and risks associated with direct land ownership and land development by allowing us to control a significant number of lots for a relatively low capital cost. We believe our asset-light model reduces our balance sheet risk relative to other homebuilders that own a higher percentage of their land supply.

We primarily employ two variations of our asset-light land financing strategy, finished lot option contracts and land bank option contracts, pursuant to which we secure the right to purchase finished lots at market prices from various land sellers and land bank partners, including through our joint ventures. We secure the option contracts by paying deposits based on the aggregate purchase price of the finished lots, which is typically 10% or less in the case of finished lot option contracts and 15% or less in the case of land bank option contracts. These option contracts generally allow us, at our option, to forfeit our right to purchase the lots controlled by these option contracts for any reason, and our sole legal obligation and economic loss as a result of such forfeitures is limited to the amount of the deposits paid pursuant to such option contracts and, in the case of land bank option contracts, any related fees paid to the land bank partner.

We select the geographic markets in which we operate our homebuilding business through a rigorous selection process based on our evaluation of positive population and employment growth trends, favorable migration patterns, attractive housing affordability, low state and local income taxes and desirable lifestyle and weather characteristics. Recently, we believe these favorable factors have been amplified by a general migration from urban areas to nearby suburbs in which we build homes, a trend that has increased further as a result of the outbreak of the novel coronavirus disease 2019 (“COVID-19”). In addition, we have experienced an increase in entry-level homebuyers, who we believe are motivated to move out of their apartments or confined living areas and into more spacious homes in anticipation of spending more time at home with the increasing prevalence of remote-working arrangements as a result of the COVID-19 pandemic.

Our operations are currently organized into eight segments: Jacksonville, Orlando, DC Metro, Colorado, Texas (MHI), The Carolinas (H&H Homes), Other and Jet Home Loans. See Note 13. Segment Reporting to our consolidated financial statements. Our Jacksonville segment primarily consists of our Jacksonville, Florida homebuilding operations. Our Orlando segment primarily consists of our Orlando, Florida homebuilding operations. Our DC Metro segment primarily consists of our homebuilding operations in the greater Washington D.C. metropolitan area. Our Colorado segment primarily consists of our greater Denver homebuilding operations. Our H&H Homes segment consists of our homebuilding operations in Charlotte, Fayetteville, Raleigh, the Triad (consisting of Greensboro, High Point and Winston-Salem, North Carolina) and Wilmington, North Carolina, and Myrtle Beach, South Carolina. Our MHI segment consists of our homebuilding operations in Austin, Dallas, Houston and San Antonio, Texas. Our Other segment primarily consists of our homebuilding operations Austin, Texas, Hilton Head and Bluffton, South Carolina and Savannah, Georgia and our title insurance brokerage business, DF Title, LLC. The Other operations in Austin, Texas include legacy home building operations outside of those acquired from MHI. Our Jet Home Loans segment consists of our mortgage operations conducted through our mortgage banking joint venture, Jet LLC.

We are focused on controlling a capital efficient land pipeline sufficient to meet our growth objectives. We believe our asset-light land financing strategy represents a capital efficient platform that allows us to effectively capitalize on growth opportunities in both new and existing markets. Our culture of building and developing external relationships with land sellers, developers and land finance partners enhances our success in both sourcing and executing finished lot and land bank option contracts that are fundamental to this strategy. We believe these arrangements reduce our exposure to economic down cycles and risks associated with direct land ownership and land development, and increase optionality to effectively manage our pipeline of finished lots. We continue to emphasize the development of strong external relationships and execute on our asset-light land financing strategy to take advantage of the proven capital efficiencies this strategy provides.

We are focused on customer satisfaction and ensuring that each customer’s experience exceeds his or her expectations. We seek to maximize customer satisfaction by providing attentive one-on-one customer service throughout the home buying process, empowering our customers with flexibility to personalize their homes and actively soliciting feedback from all of our customers. Our emphasis on adapting to meet potential homebuyer needs led to increased use of our virtual home tours beginning in April 2020, which has become an increasingly popular and effective marketing strategy following the outbreak of the COVID-19 virus. In addition, we launched our “Stay Home & Buy a Home” program in April 2020 as another means for customers to safely and efficiently purchase a new home without leaving their current home. We believe these efforts have been crucial to our ability to sell homes during the COVID-19 pandemic. Ultimately, the willingness of our customers to refer friends and family to us as homebuyers is a direct result of customer satisfaction, and we strive to ensure that each of our customers will make such referrals without reservation.

Jet LLC, offers financing to our homebuyers and helps us more effectively convert backlog into home closings. We believe Jet LLC provides a distinct competitive advantage relative to homebuilders without holistic mortgage solutions for clients, as many of our homebuyers seek an integrated home buying experience. Jet LLC allows us to use mortgage finance as an additional sales tool, it helps ensure and enhance our customer experience, it allows us to prequalify buyers early in the home buying process and it provides us better visibility in converting our sales backlog into closings. We believe that Jet LLC will continue to be a meaningful source of incremental revenues and profitability for us.

Our Products and Customers

Our Homes and Homebuyers

We offer a range of single-family homes in each of our markets, with a core focus on entry-level and first-time move-up homebuyers, but we also provide offerings for second-time move-up and luxury homebuyers. Our homebuilding business is driven by our commitment to building high quality homes at affordable prices in attractive locations while delivering excellent customer service. We empower our customers with the flexibility to personalize our desirable open floor plans with a wide array of finishes and upgrades to best fit their distinctive tastes and unique needs. Price points in our markets vary for entry-level, first-time move-up and second-time move-up homebuyers.

Our Active Communities

We define an active community as a community where we have recorded five net new orders or a model home is currently open to customers. A community is no longer active when we have less than five home sites to sell to customers. Active community count is an important metric to forecast future net new orders for our business. As of December 31, 2021, we had 205 active communities, a year over year increase of 79 communities, or 62.7%, when compared to our 126 active communities at December 31, 2020. Average monthly sales per community for the year ended December 31, 2021 were 4.0, a decrease of 0.1, or 2.5%, from 4.1 average monthly sales per community during the year ended December 31, 2020.

Our Title Insurance Business

Our wholly owned subsidiary, DF Title, LLC d/b/a Golden Dog Title & Trust (“DF Title”), is a licensed title insurance agency that provides closing, escrow and title insurance services. Our philosophy is to maintain a systematic approach to workflow management with a high level of care and communication during the closing process, thereby delivering an exceptional experience to each of our customers. DF Title is involved primarily in residential real estate transactions, including new home construction and resale and refinancing transactions.

DF Title operates seven closing offices: four located in Florida, two in Colorado and one in South Carolina. DF Title’s staff includes attorneys, state licensed title agents, escrow officers and experienced support staff with over 200 years of collective closing experience. Closing, escrow and title insurance is primarily regulated at a state level, requiring that operations be conducted by skilled attorneys and/or licensed title insurance agents. Expansion of title operations into other markets is ongoing and consideration of new markets is driven by unit volume, average sales price for homes sold in the market and state-level legal considerations.

Our Mortgage Banking Business

Our mortgage banking joint venture, Jet LLC, underwrites and originates home mortgages across our geographic footprint. We own a 49.9% interest in Jet LLC, and our joint venture partner, FBC Mortgage, LLC, an Orlando-based mortgage lender, owns the remaining 50.1% interest and performs a number of back office functions, such as accounting, compliance and secondary marketing activities. Prior to October 1, 2020, our joint venture partner was Prime Lending Corp., a Dallas-based mortgage lender.

FBC Mortgage, LLC has been approved by the Federal Housing Administration (“FHA”), the Veterans Administration (“VA”) and the U.S. Department of Agriculture (“USDA”) to originate mortgages that are insured and/or guaranteed by these entities. Jet LLC originates conforming and non-conforming mortgages for our homebuyers, as well as customers purchasing homes from third-party sellers. Jet LLC loan officers assist customers in identifying various loan options that meet their home financing goals, and Jet LLC underwriters assess borrowers’ ability to meet repayment options of various loans. When customers elect to finance the purchase of their home with a mortgage, Jet LLC has historically captured 60-70% of loan originations.

For the year ended December 31, 2021, Jet LLC originated and funded 2,256 home loans with an aggregate principal amount of approximately $729.0 million as compared to 1,961 home loans with an aggregate principal amount of approximately $564.0 million for the year ended December 31, 2020. For the years ended December 31, 2021 and 2020, respectively, Jet LLC had net income of approximately $12.9 million and $15.9 million. Our interest in Jet LLC is accounted for under the equity method and is not consolidated in our consolidated financial statements, as we do not control, and are not deemed the primary beneficiary of, the variable interest entity (“VIE”). See Note 11. Variable Interest Entities and Investments in Other Entities to our consolidated financial statements for a description of our joint ventures, including those that were determined to be VIEs, and the related accounting treatment.

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

While our land selection process is driven mainly by the local division leadership, the land sourcing process, including final approval to move forward with a project, is a collaboration involving both the local division and corporate leadership, including our President and Chief Executive Officer. This team effort, complimented by our company-wide emphasis on continually developing new and existing relationships with land sellers and developers, ensures that we leverage experience and resources throughout the organization for a thoughtful and strategic execution of every new land acquisition. Our management team leads by example in fostering our culture of external relationship building by taking an active, personal role in communications with land sellers and developers, an approach that we believe differentiates us from similarly situated homebuilders. This multilevel cooperation allows us to remain flexible and react quickly to changing market or project-specific conditions and maximize the potential of each new land opportunity. We believe our experience, top-down emphasis on relationship building with land market participants and collaborative involvement of local and corporate management in the land sourcing and acquisition process enables us to identify the ideal developers and efficiently source and secure options to control and close acquisitions of lots to meet our growth needs.

As part of our asset-light land acquisition strategy, we primarily enter into finished lot option contracts or land bank option contracts. See “Business—Business Opportunities” for further detail on our asset-light strategy.  Finished lot option contracts are generally entered into with the land seller between six months and one year in advance of completion of the land development. Pursuant to our finished lot option contracts, the lots are offered to us for purchase on a rolling basis, which is designed to mirror our expected home sales.  When a land seller desires to sell finished lots in bulk or does not wish to develop finished lots, we often enter into land bank option contracts with land bank partners who fund any required land development costs and sell the finished lots to us, at our option, over a period of time. These option contracts generally allow us, at our option, to forfeit our right to purchase the lots controlled by these option contracts for any reason, and our sole legal obligation and economic loss as a result of such forfeitures is limited to the amount of the deposits paid pursuant to such option contracts, any related fees paid to the land bank partner, management of the development to completion and any cost overruns relative to the project.

As of December 31, 2021, our lot deposits and investments in finished lot option and land bank contracts were $241.4 million. As of December 31, 2021, we controlled 38,495 lots under lot option and land bank option contracts.

Historically, we have supplemented our lot option acquisition strategies by entering into joint venture agreements with external investors to acquire, develop and control lots. A typical joint venture arrangement requires us to contribute less than 10% of the total equity required to purchase the land and develop finished lots, with our joint venture partners contributing the remainder. These joint ventures typically provide for a preferred return on deployed capital and an allocation of the remaining profits in accordance with the corresponding joint venture agreement. If we were to exit a joint venture arrangement, we would forfeit the initial equity investment and all future compensation and profit sharing. Due to the profit sharing requirements of the joint venture agreements, we continue to strategically shift away from these joint venture arrangements in favor of the more profitable option contract strategies described above.

Owned and Controlled Lots

The following table presents our owned finished lots purchased just-in-time for production and our controlled lots by segment as of December 31, 2021 and 2020:

	As of December 31,
	2021			2020
Segment	Owned	Controlled	Total	Owned	Controlled	Total
Jacksonville	774	10,311	11,085	715	4,445	5,160
Colorado	152	4,883	5,035	106	4,145	4,251
Orlando	537	5,487	6,024	256	2,504	2,760
DC Metro	97	1,680	1,777	77	566	643
The Carolinas	1,452	5,196	6,648	1,348	4,107	5,455
Texas	1,569	6,304	7,873	-	-	-
Other(1)	764	4,634	5,398	629	3,509	4,138
Grand Total	5,345	38,495	43,840	3,131	19,276	22,407

(1)
Austin, Savannah, Village Park Homes, Active Adult and Custom Homes. Austin refers to legacy DFH operations exclusive of MHI. See Note 13. Segment Reporting to our consolidated financial statements for further explanation of our reportable segments.

Owned Real Estate Inventory Status

The following table presents our owned real estate inventory status as of December 31, 2021 and 2020:

	% of Owned Real Estate Inventory
	As of December 31, 2021	As of December 31, 2020
Construction in process and finished homes (1)	92.0%	88.8%
Finished lots and land under development(2)	8.0%	11.2%
Total	100%	100%

(1)	Represents our owned homes that are completed or under construction, including sold, spec and model homes.
(2)
Represents finished lots purchased just-in-time for production and capitalized costs related to land under development held by third party land bank partners, including lot option fees, property taxes and due diligence. Land and lots from consolidated joint ventures are excluded.

DF Residential I, LP, DF Residential II, LP and DF Capital Management, LLC

Controlling a sufficient supply of finished lots is an important component of our asset-light land financing strategy. Our land team routinely underwrites potential lot acquisitions that meet our capital allocation criteria. Once our land acquisition committee approves a transaction that requires financing above a deposit meeting our internal model, we will seek a land bank partner. Our primary operating subsidiary, Dream Finders Homes LLC (“DFH LLC”, has entered into six joint ventures and ten land bank projects with DF Residential I, LP (“Fund I”) since its formation in January 2017. Additionally, on March 11, 2021, the Company entered into land bank financing arrangements and a Memorandum of Right of First Offer with DF Residential Fund II (“Fund II”), under which Fund II has an exclusive right of first offer on any land bank financing projects up to $20.0 million that meet its investment criteria and are undertaken by the Company during Fund II’s investment period. DF Capital Management, LLC, a Florida limited liability company (“DF Capital”), is the investment manager of Fund I and Fund II. DFH LLC owns 49% of the membership interests in DF Capital and Christopher Butler, a non-affiliated third party, serves as the managing member and owns the remaining 51% of the membership interests in DF Capital.

Historically, we have provided DF Capital with the opportunity to have one of the funds that it manages participate in transactions that require additional funding. If DF Capital does not wish to participate in and finance the transaction, we turn to other potential financing sources. We believe our relationship with DF Capital allows us to act quickly when lot acquisition opportunities are presented to us because DF Capital generally provides for faster closings and is not subject to the time delays that we historically have experienced when seeking financing for projects.

As of December 31, 2021 and 2020, we controlled 434 and 1,500 lots, respectively, through Fund I, representing 1.0% and 6.7% of our total owned and controlled lots, as of December 31, 2021 and 2020, respectively.

Fund I was fully committed in early 2019. Subsequently, we identified lot acquisitions that met our investment threshold, and DF Capital agreed to provide land bank financing in a total of ten of these projects. As of December 31, 2021 and 2020, respectively, funds managed by DF Capital controlled an additional 347 and 595 lots as a result of these transactions outside of Fund I or Fund II. During the twelve months ended December 31, 2021, we purchased 248 of these lots for $15.6 million, and the outstanding lot deposit balance in relation to these projects was approximately $3.7 million.

As of December 31, 2021, we controlled 4,030 lots through Fund II, representing 9.2% of our total owned and controlled lots, as of December 31, 2021.  As of December 31, 2020, we did not control any lots through Fund II.

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

While we occasionally utilize traditional printed media, such as fliers, to advertise directly to potential homebuyers, digital marketing is the primary component of our marketing strategy, and we have refined our digital sales efforts in recent years through the work of our dedicated digital sales coordinators. We believe our online marketing efforts have become a key strength of our business, allowing us to reach a broad range of potential homebuyers at relatively low expense compared to traditional advertising platforms. The digital marketing methods that we employ include strategic e-marketing efforts to our current database of potential customers, internet advertising enhanced by search engine marketing and search engine optimization and campaigns and promotions across an array of social media platforms. Our proficiency with digital marketing and our commitment to meeting the customer service needs of our customers led to increased use of our virtual home tours beginning in April 2020, which has become an increasingly popular and effective marketing strategy following the outbreak of the COVID-19 virus.

We also strategically open communities in high visibility areas that permit us to take advantage of local traffic patterns. Model homes play a significant role in our marketing efforts by not only creating an attractive atmosphere, but also by displaying options and upgrades. For example, as the official homebuilder of the Jacksonville Jaguars, we maintain a fully decorated model home at the team’s stadium, which typically attracts between two- and three-thousand fans each game day. This model home is deconstructed every two or three years and donated to a local charity supporting veterans as part of our commitment to give back to our community.

We sell our homes through our own sales representatives and through independent real estate brokers. We continuously work to maintain good relationships with independent real estate brokers in our markets and offer competitive programs to reward these brokers for selling our homes. Our in-house sales force typically works from sales offices located in model homes close to or in each community. Sales representatives assist potential homebuyers by providing them with basic floor plans, price information, development and construction timetables, tours of model homes and the home customization options that we offer. Sales representatives are trained by us and generally have prior experience selling new homes in the local market.

Our customer-tailored homebuilding process begins with a broad range of floor plans from which our customers can select. Our architectural design team modifies these floor plans over time based on customer buying trends in each of our markets to achieve the best results for our customers while offering a wide range of materials and upgrades to meet the varying preferences of the entry-level, first-time move-up and other homebuyers that we aim to service. We believe that every home is as important as the next regardless of price and that everyone deserves the ability to make modifications in order to build a home that suits their needs. Accordingly, we offer an array of customizations to our homebuyers in any of our product offerings, including cabinetry, countertops, fixtures, home automation, energy efficiency, appliances and flooring, as well as certain structural modifications. We empower our customers with the flexibility to select these customizations for their homes in collaboration with our design consultants at our design studios located in each of our markets.

Acquisitions

Our growth strategy includes both organic expansion and targeted acquisitions. Since we began operations, we have organically expanded from Jacksonville, Florida to Savannah, Georgia; Denver, Colorado; Austin, Texas; Orlando, Florida; and the greater Washington D.C. metropolitan (“DC Metro”) area. We have also demonstrated our ability to grow externally through (i) our expansion into Hilton Head, South Carolina with our 2019 acquisition of Village Park Homes, (ii) our expansion into Charlotte, Fayetteville, Raleigh, the Triad (consisting of Greensboro, High Point and Winston-Salem, North Carolina) and Wilmington, North Carolina and Myrtle Beach, South Carolina markets in 2020 with the H&H acquisition (iii) expanded our presence in the Orlando, Florida market in 2021 with the Century acquisition and (iv) expanded our presence in the Texas market in October 2021 with the MHI acquisition.

MHI Acquisition

On October 1, 2021, we completed the acquisition of certain assets, rights and properties, and assumed certain liabilities of MHI, including: (i) single-family residential home-building; (ii) model homes; (iii) acquisition, ownership and licensing of intellectual property (including architectural plans); (iv) purchasing and reselling homebuilding supplies; (v) development, construction and sale of condominium units in Austin, Texas; (vi) mortgage origination through a mortgage company; and (vii) title insurance, escrow and closing services through a title company.

The consideration given for the MHI acquisition was (a) cash at the closing in the amount of $471.0 million, subject to customary post-closing adjustments based on the closing date net asset value of the purchased assets, (b) the assumption of approximately $97.0 million of liabilities, and (c) the future payment of additional consideration of up to 25% of pre-tax net income for up to five periods, the last of which ends 48 months after the closing, subject to certain minimum pre-tax income hurdles and thresholds and certain overhead expenses.  Refer to Note 2 of the Consolidated Financial Statements reported herein for further discussion on the purchase price and post-closing adjustments.

We used $20.0 million of cash on hand, proceeds from the sale of the newly-issued convertible preferred stock (“Convertible Preferred Stock”) and from unsecured debt incurred under the Credit Agreement, to fund the MHI acquisition.

Century Acquisition

Effective as of January 31, 2021, we consummated the first phase of the Century acquisition of Orlando-based homebuilder Century Homes from Tavistock Development Company (“Tavistock”). We paid $36.0 million to acquire 134 units under construction and 229 finished lots on which we began construction during 2021; we will continue to release lots into production throughout 2022.

We funded the entire purchase price of the Century acquisition with cash on hand and borrowings under our Credit Agreement.

H&H Acquisition

On October 5, 2020 we consummated the H&H acquisition and acquired 100% of the membership interests in H&H, thereby acquiring H&H Homes. We paid $29.5 million in cash at the closing of the transaction (which was equal to 110% of book equity shown on H&H’s most recent balance sheet), subject to customary purchase price adjustments, and we will pay contingent consideration, if any, payable pursuant to an “earn out” arrangement. Such earn out payments, if any, will be payable upon H&H Homes meeting certain financial metrics during the following periods: (i) the period from the closing of the transaction through December 31, 2020, (ii) the fiscal years ending December 31, 2021, 2022 and 2023 and (iii) the period from January 1, 2024 through the 48-month anniversary of the closing of the transaction (each such period, an “earn out period”). We will be entitled to 100% of the pre-tax income of H&H Homes, inclusive of a 1% of revenue overhead charge, up to a specified threshold for each earn out period (the “earn out threshold”), which earn out thresholds escalate with each subsequent earn out period. For each earn out period, the H&H seller will be entitled to 100% of the pre-tax income of H&H Homes above the applicable earn out threshold until the cumulative earn out pre-tax income of H&H Homes for such earn out period has been split 80% to us and 20% to the H&H seller. Any additional pre-tax income for such earn out period will be allocated 80% to us and 20% to the H&H seller.

We funded a portion of the H&H acquisition with the BOMN Bridge Loan, which we paid off in full in conjunction with the consummation of the IPO and the entry into our Credit Agreement.

Backlog, Sales and Closings

A new order (or new sale) is reported when a customer has received preliminary mortgage approval and the sales contract has been signed by the customer, approved by us and secured by a deposit, typically approximately 1-3% of the purchase price of the home. These deposits are typically nonrefundable, but each customer situation is evaluated individually.

Net new orders are new orders or sales (gross) for the purchase of homes during the period, less cancellations of existing purchase contracts during the period. Our cancellation rate for a given period is calculated as the total number of new (gross) sales purchase contracts canceled during the period divided by the total number of new (gross) sales contracts entered into during the period. Our cancellation rate for the year ended December 31, 2021 was 12.2% a decrease of 60.0 bps points when compared to the 12.8% cancellation rate for the year ended December 31, 2020.

The following tables present information concerning our new home sales (net), starts and closings in each of our markets for the years ended December 31, 2021 and 2020:

		Year Ended December 31,					Period Over Period
	2021(2)			2020(3)			Percent Change
Segment	Sales	Starts	Closings	Sales	Starts	Closings	Sales	Starts	Closings
Jacksonville	1,933	1,448	1,237	1,712	1,418	1,395	12.9%	2.1%	-11.3%
Colorado	296	313	230	277	254	269	6.9%	23.2%	-14.5%
Orlando	1,101	614	604	508	471	355	116.7%	30.4%	70.1%
DC Metro	104	135	140	228	195	232	-54.4%	-30.8%	-39.7%
The Carolinas	1,859	1,751	1,233	379	318	312	390.5%	450.6%	295.2%
Texas	579	512	689	-	-	-	-	-	-
Other(1)	936	998	741	1,082	757	591	-13.5%	31.8%	25.4%
Grand Total	6,808	5,771	4,874	4,186	3,413	3,154	62.6%	69.1%	54.5%

(1) Austin, Savannah, Village Park Homes, Active Adult and Custom Homes. Austin refers to legacy DFH operations exclusive of MHI. See Note 13. Segment Reporting to our consolidated financial statements for further explanation of our reportable segments.
(2) Results for The Carolinas only includes sales, starts and closings from the H&H acquisition date of October 1, 2020.
(3) Results for Texas only include sales, starts and closings from the MHI acquisition date of October 1, 2021.

Our “backlog” consists of homes under a purchase contract that are signed by homebuyers who have met the preliminary criteria to obtain mortgage financing, but such home sales to end buyers have not yet closed. Ending backlog represents the number of homes in backlog from the previous period plus the number of net new orders generated during the current period minus the number of homes closed during the current period. Our backlog at any given time will be affected by cancellations and the number of our active communities. Homes in backlog are generally closed within one to six months, although we may experience cancellations of purchase contracts at any time prior to such home closings. It is important to note that net new orders, backlog and cancellation metrics are operational, rather than accounting data and should be used only as a general gauge to evaluate performance. Backlog may be impacted by customer cancellations for various reasons that are beyond our control, and, in light of our minimal required deposit, there is little negative impact to the potential homebuyer from the cancellation of the purchase contract.

The following table presents information concerning our new orders, cancellation rate and ending backlog for the periods and as of dates set forth below:

	Year Ended December 31,
	2021	2020
Net New Orders	6,804	4,186
Cancellation Rate	12.2%	12.8%

	As of December 31,
	2021	2020
Ending Backlog - Homes	6,381	2,424
Ending Backlog - Value (in thousands)	$2,913,170	$865,109

Materials, Procurement and Construction

When constructing our homes, we use various materials and components and are dependent upon building material suppliers for a continuous flow of raw materials. It typically takes us between 75 and 150 days to construct a four-unit townhome or single-family home in our Dream Series, Designer Series and Platinum Series, and typically longer for our Custom Series. Our materials are subject to price fluctuations until construction on a home begins, the point in time in which prices for that particular home are locked via purchase orders. Such price fluctuations may be caused by several factors, including seasonal variation in availability of materials, labor and supply chain disruptions, international trade disputes and resulting tariffs and increased demand for materials as a result of the improvements in the housing markets where we operate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations” for additional information.

Our objective in procurement is to maximize efficiencies on local, regional and national levels and to ensure consistent utilization of established contractual arrangements. We employ a comprehensive procurement program that leverages our size and national presence to achieve attractive cost savings and, whenever possible, to utilize standard products available from multiple suppliers. We currently determine national specifications for the majority of our installed products with our distributors. This helps us streamline our offerings, maintain service levels and delivery commitments and protect our pricing; it also allows for no charge or free model home products and provides a pre-negotiated rebate amount. We leverage our volume to negotiate better pricing at a national level from manufacturers as well.

We have extensive experience managing all phases of the construction process. Although we do not employ our own skilled tradespeople, such as plumbers, electricians and carpenters, we utilize our relationships with local and regional builder associations to identify reputable tradespeople and actively participate in the management of the entire construction process to ensure that our homes meet our high standard of quality. Each of our divisions has a director, manager or vice president of construction who reports to the division president and oversees one or more area managers, depending on the size of the division. The area managers are generally responsible for over a dozen communities, which typically each have a dedicated superintendent who oversees construction in the community by our subcontractors. As a result of not employing our own construction base, it is not necessary to purchase and maintain high capital construction equipment. Our enterprise resource planning system and integrated construction scheduling software allows our superintendents to closely monitor the construction progress of each of our homes and promptly identify any homes that fall behind our predetermined construction schedules. Our software also enables our superintendents to monitor the completion of work, which, in turn, expedites payments to our subcontractors. Our superintendents are also responsible for making any adjustments to a home before delivery to a purchaser and for after-sales service pursuant to our warranty.

Customer Relations, Quality Control and Warranty Program

We pay particular attention to the product design process and carefully consider quality and choice of materials in order to attempt to eliminate building deficiencies and reduce warranty expenses. We require all of our vendors and subcontractors, in connection with our on-boarding process, to execute our standard terms agreement, which includes, among other provisions, work quality standards. Our on-boarding process also requires all vendors and subcontractors to provide proof of insurance, including liability insurance and workers’ compensation insurance, and include us as an additional insured under such policies. The quality and workmanship of our subcontractors are monitored in the ordinary course of business by our superintendents and project managers, and we do regular inspections and evaluations of our subcontractors to ensure that our standards are being met. In addition, local governing authorities in all of our markets require that the homes we build pass a variety of inspections at various stages of construction, including a final inspection in which a certificate of occupancy, or its jurisdictional equivalent, is issued.

We maintain professional staff whose role includes providing a positive experience for each customer throughout the pre-sale, sale, building, closing and post-closing periods. These employees are also responsible for providing after-sales customer service. Our quality and service initiatives include taking customers on a comprehensive tour of their home prior to closing and using customer survey results to improve our standards of quality and customer satisfaction. We believe the key metric in our customer surveys is our customers’ willingness to refer us to friends and family. We are constantly striving to earn a 100% willingness to refer rate in each of our markets and, as a result, our customers’ willingness to refer us is a critical component of the incentive compensation of our construction teams, and, in certain of our divisions, quality control or customer services teams. Our willingness to refer rate for the legacy DFH business was 70% and 84% for the year ended December 31, 2021 and 2020, respectively.   The change in the willingness to refer rate is primarily attributable to delays in home construction. The delays have been driven largely by continued industry-wide shortages of labor and raw materials as a result of the on-going COVID-19 pandemic. For more information, see “Risk Factors—A shortage of building materials or labor, or increases in materials or labor costs, could delay or increase the cost of home construction, which could materially and adversely affect us.”

We provide each homeowner with product warranties covering workmanship and materials for one year from the time of closing, and warranties covering structural systems for eight to ten years from the time of closing and, depending on the size of the warranty claim, we may seek to cover a claim through our general liability insurance policy. We believe our warranty program meets or exceeds terms customarily offered in the homebuilding industry. The subcontractors who perform most of the actual construction of the home also provide customary warranties on workmanship to us.

Competition and Market Factors

We face competition in the homebuilding industry, which is characterized by relatively low barriers to entry. Homebuilders compete for, among other things, homebuyers, desirable lots, financing, raw materials and skilled labor. Increased competition may prevent us from acquiring attractive lots on which to build homes or make such acquisitions more expensive, hinder our market share expansion or lead to pricing pressures on our homes that may adversely impact our margins and revenues. Our competitors may independently develop land and construct housing units that are superior or substantially similar to our products. Because they are or may be significantly larger, have a longer operating history and/or have greater resources or lower cost of capital than us, they may be able to compete more effectively in one or more of the markets in which we operate or may operate in the future. We also compete with other homebuilders that have longstanding relationships with subcontractors and suppliers in the markets in which we operate or may operate in the future, and we compete for sales with individual resales of existing homes and with available rental housing.

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

Human Capital Resources

As of December 31, 2021, we had 1,212 full-time employees, including 511 as a result of our acquisition of MHI on October 1, 2021. Of our full-time employees, 60 worked in our corporate office, 17 in divisional management and 293 in sales. None of our employees are represented by a labor union or covered under a collective bargaining agreement, and we have not experienced any strikes or work stoppages. We believe that our relations with our employees are good. We value our employees and believe that employee loyalty and enthusiasm are key elements of our operating performance. In fact, one of our core values is to “Empower employees and instill an ownership culture.” Our human capital resource objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. We offer our employees a wide array of company-paid benefits, which we believe are competitive relative to others in our industry.

We utilize subcontractors and tradespeople to perform the construction of our homes. We value our relationships with our subcontractors and tradespeople and believe our relations with our subcontractors and tradespeople are good.

Facilities

Our corporate headquarters are located in Jacksonville, Florida and consist of approximately 45,000 square feet of office space. In 2018, after completing the construction of our corporate office building, we sold the property and entered into a lease with the buyer for a 15-year initial term, expiring in 2033, with renewal options. We also lease local offices in most of the markets in which we conduct homebuilding operations. We believe that our current facilities are adequate to meet our current needs. See “—Land Acquisition Strategy and Development Process—Owned and Controlled Lots” for a summary of the other properties that we owned and controlled as of December 31, 2021.

Available Information

Dream Finders Homes, Inc. is a Delaware corporation incorporated on September 11, 2020. Our principal executive offices are located at 14701 Philips Highway, Suite 300, Jacksonville, Florida 32256, and our telephone number is (904)-644-7670. We make available, as soon as reasonably practicable, on our website, www.investors.dreamfindershomes.com, all of our reports required to be filed with the Securities and Exchange Commission (“SEC”). These reports can be found on the “Investor Relations” page of our website under “SEC Filings” and include our annual and quarterly reports on Form 10-K and 10-Q, respectively (including related filings in XBRL format), current reports on Form 8-K, beneficial ownership reports on Forms 3, 4, and 5, proxy statements and amendments to such reports. Our SEC filings are also available to the public on the SEC’s website at www.sec.gov. In addition to our SEC filings, our corporate governance documents, including our Corporate Governance Guidelines and Code of Business Conduct and Ethics, are available on the “Investor Relations” page of our website under “Governance—Documents & Charters” at https://investors.dreamfindershomes.com/corporate-governance/governance-overview.

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

We engage subcontractors to perform the construction of our homes and, in many cases, to select and obtain the raw materials used in constructing our homes. Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors. While we anticipate being able to obtain sufficient materials and reliable subcontractors and believe that our relationships with subcontractors are good, we do not have long-term contractual commitments with any subcontractors, and we can provide no assurance that skilled subcontractors will continue to be available at reasonable rates and in our markets. In addition, as we expand into new markets, we typically must develop new relationships with subcontractors in such markets, and there can be no assurance that we will be able to do so in a cost-effective and timely manner, or at all. The current labor shortage in the United States combined with the current homebuilding demand has made the engagement of subcontractors more difficult. The inability to contract with skilled subcontractors at reasonable rates on a timely basis could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

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

A continued shortage of building materials or labor, or continued increases in materials or labor costs, could delay or increase the cost of home construction, which could materially and adversely affect us.

The residential construction industry experiences labor and raw material shortages from time to time, including shortages in qualified subcontractors, tradespeople and supplies of insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing, during periods following natural disasters that have a significant impact on existing residential and commercial structures or a result of broader economic disruptions, such as the COVID-19 pandemic. Currently, we are experiencing labor shortages and inflationary conditions with respect to costs of raw materials. It is uncertain whether these shortages will continue as is, improve or worsen. Further, pricing for labor and raw materials can be affected by the factors discussed above and various other national, regional, local, economic and political factors, including changes in immigration laws, trends in labor migration and tariffs. For example, we import many of our appliances from China and a substantial amount of our lumber originates from Canada, both of which have been the subject of U.S. tariffs in recent years and supply chain disruptions. The cost of lumber has been impacted by these government-imposed tariffs as well as supply-chain disruptions caused by the closing of lumber mills due to the COVID-19 pandemic. Recent increases in lumber commodity prices may result in our renewal of our lumber contracts at more expensive rates, which may significantly impact the cost to construct our homes and to operate our business. Further, our success in recently-entered markets or those we may choose to enter in the future depends substantially on our ability to source labor and local materials on terms that are favorable to us. Our markets may exhibit a reduced level of skilled labor relative to increased homebuilding demand in these markets. In the event of shortages in labor or raw materials in such markets, local subcontractors, tradespeople and suppliers may choose to allocate their resources to homebuilders with an established presence in the market and with whom they have longer-standing relationships/>. Labor and raw material shortages and price increases for labor and raw materials could cause delays in and increase our costs of home construction, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

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

An epidemic, pandemic or similar serious public health issue and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, along with any associated economic and social instability or distress, have a material adverse impact on our business, prospects, liquidity, financial condition and results of operations.

The COVID-19 outbreak has resulted in widespread adverse impacts on the global economy and financial markets, and on our employees, customers, suppliers and other parties with whom we have business relations. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments had imposed varying degrees of restrictions on business and social activities to contain the COVID-19 pandemic, including social distancing, quarantine and “stay-at-home” or “shelter-in-place” orders in certain of our markets. However, many of the restrictions and measures initially implemented at the onset of the pandemic have since been softened or lifted. There is still considerable uncertainty regarding the extent to which COVID-19 and its variants will continue to spread, the efficacy and acceptance of vaccines and the extent and duration of new governmental and other measures that could be implemented to try to slow the spread, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns similar to those that were implemented at the onset of the pandemic. We have experienced resulting disruptions to our business operations, but the manufacture and distribution of COVID-19 vaccines during 2021 helped to initiate a recovery from the pandemic and demand for new homes has continued to grow steadily since the initial slowdown in 2020.

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

As a homebuilder, we are subject to construction defect, product liability and home and other warranty claims, including moisture intrusion and related claims, arising in the ordinary course of business. These claims are common to the homebuilding industry and can be costly. For example, in recent years, we and certain of our subcontractors have received a growing number of claims from attorneys on behalf of individual owners of our homes, primarily in the Jacksonville market, that allege, pursuant to Chapter 558 of the Florida Statutes, various construction defects, with most relating to stucco and water-intrusion issues. There can be no assurance that any developments we undertake will be free from defects once completed, and any defects attributable to us may lead to significant contractual or other liabilities. We rely on subcontractors to perform the construction of our homes and, in some cases, to select and obtain building materials. Although we provide subcontractors with detailed specifications and perform quality control procedures, subcontractors may, in some cases, use improper construction processes or defective materials. Defective products used in the construction of our homes can result in the need to perform extensive repairs. The cost of performing such repairs, or litigation arising out of such issues, may be significant if we are unable to recover the costs from subcontractors, suppliers and/or insurers. Warranty and construction defect matters can also result in negative publicity, including on social media outlets, which could damage our reputation and negatively affect our ability to sell homes.

We maintain, and require our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance and generally seek to require our subcontractors to indemnify us for liabilities arising from their work. While these insurance policies, subject to deductibles and other coverage limits, and indemnities protect us against a portion of our risk of loss from claims related to our land development and homebuilding activities, we cannot provide assurance that these insurance policies and indemnities will be adequate to address all our home and other warranty, product liability and construction defect claims in the future, or that any potential inadequacies will not have an adverse effect on our business, financial condition or results of operations. Further, the coverage offered by, and the availability of, general liability insurance for completed operations and construction defects are currently limited and costly. We cannot provide assurance that coverage will not become costlier and/or be further restricted, increasing our risks and financial exposure to claims.

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

There can be no assurance that legislative, judicial, administrative or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the independent contractor classification of any individual or vendor currently characterized as independent contractors doing business with us. Although management believes that there are no proposals currently pending that would significantly change the independent contractor classification, potential changes, if any, with respect to such classification could have a significant effect on our operating model. Further, the costs associated with any such potential changes could have a significant effect on our results of operations and financial condition if we were unable to pass through an increase in price corresponding to such increased costs to our customers. Additionally, we could incur substantial costs, penalties and damages, including back pay, unpaid benefits, taxes, expense reimbursement and attorneys’ fees in defending future challenges to our employment classification or compensation practices.

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

We have in the past and may in the future co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a land acquisition and/or a development. In this event, we would not be in a position to exercise sole decision-making authority regarding the acquisition and/or development, and our investment may be illiquid due to our lack of control. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve incremental risks from involving a third party, including the possibility that our joint venture partners might become bankrupt, fail to fund their share of required capital contributions, make poor business decisions or block or delay necessary decisions. Our joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor our joint venture partners would have full control over the land acquisition or development. Disputes between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

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

There are various potential conflicts of interest in our relationship with DF Capital and certain of its managed funds, including with certain of our executive officers and directors who are investors in certain funds managed by DF Capital, which could result in decisions that are not in the best interest of our stockholders.

Conflicts of interest may exist or could arise in the future with DF Capital and certain of its managed funds, including with certain of our executive officers and director nominees who are also investors in certain funds managed by DF Capital. Once a potential lot acquisition is approved by our land acquisition committee that requires a significant upfront commitment of capital, we will seek a land bank partner. Historically, we have provided, and we expect to continue to provide, DF Capital with the opportunity to have one of its managed funds participate in transactions that require additional funding. Such transactions may not be on terms that are as attractive as those we might be able to achieve if we sought other partners. If DF Capital does not wish to participate in and finance the transaction, we turn to other potential financing sources. Conflicts with DF Capital and certain of its managed funds may include, without limitation: conflicts arising from the enforcement of agreements between us and DF Capital and/or certain of its managed funds; conflicts in determining whether to offer DF Capital the opportunity to participate in a potential lot acquisition financing; if DF Capital does participate, conflicts in determining the terms of the financing; and conflicts in future transactions that we may pursue with DF Capital and/or one of its managed funds.

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

Almost all of our customers finance their purchases through lenders that provide mortgage financing. Mortgage interest rates have generally trended downward for the last several decades and have recently reached historic lows, which has made the homes we sell more affordable. However, we cannot predict whether mortgage interest rates will continue to fall, remain low or rise. Currently, the inflationary factors present in the economy may cause interest rates to rise. If mortgage interest rates increase, the ability of prospective homebuyers to finance home purchases may be adversely affected, and, as a result, our operating results may be significantly negatively impacted. Our homebuilding activities are dependent upon the availability of mortgage financing to homebuyers, which is expected to be impacted by continued regulatory changes and fluctuations in the risk appetites of lenders. The financial documentation, down payment amounts and income to debt ratio requirements are subject to change and could become more restrictive.

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

Entry-level and first-time move-up homebuyers are the primary sources of demand for our new homes. Entry-level homebuyers are generally more affected by the availability of mortgage financing than other potential homebuyers and many of our potential move-up homebuyers must sell their existing homes in order to buy a home from us. A limited availability of suitable mortgage financing could prevent customers from buying our homes and could prevent buyers of our customers’ homes from obtaining mortgages they need to complete such purchases, either of which could result in potential customers’ inability to buy a home from us. If potential customers or the buyers of our customers’ current homes are not able to obtain suitable financing, the result could have a material adverse effect on our sales, profitability, ability to service our debt obligations and future cash flows.

Regional factors affecting the homebuilding industry in our current markets could materially and adversely affect us.

Our business strategy is focused on the acquisition of suitable land and the design, construction and sale of primarily single-family homes in residential subdivisions, including planned communities, in Florida, Texas, Colorado, Georgia, the Washington D.C. metropolitan area, South Carolina and North Carolina. In addition, we have land purchase contracts for the right to purchase land or lots at a future point in time in all of these areas. A prolonged economic downturn in the future in one or more of these areas, or a particular industry that is fundamental to one or more of these areas, particularly within Florida, our largest market, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. To the extent the oil and gas industry, which can be very volatile, is negatively impacted by declining commodity prices, climate change, legislation or other factors, a result could be a reduction in employment or other negative economic consequences, which in turn could adversely impact our home sales and activities in Texas and Colorado.

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

We operate in a very competitive environment that is characterized by competition from a number of other homebuilders and land developers in each market in which we operate. Additionally, there are relatively low barriers to entry into our business. We compete with large national and regional homebuilding companies, some of which have greater financial and operational resources than us, and with smaller local homebuilders and land developers, some of which may have lower administrative costs than us. We may be at a competitive disadvantage with regard to certain of our large national and regional homebuilding competitors whose operations are more geographically diversified than ours, as these competitors may be better able to withstand any future regional downturns in the housing market. Furthermore, our market share in certain of our markets may be lower as compared to some of our competitors. Many of our competitors also have longer operating histories and longstanding relationships with subcontractors and suppliers in the markets in which we operate or to which we may expand. This may give our competitors an advantage in marketing their products, securing materials and labor at lower prices and allowing their homes to be delivered to customers more quickly and at more favorable prices. We compete for, among other things, homebuyers, desirable land parcels, financing, raw materials, skilled management and other labor resources. Our competitors may independently develop land and construct homes that are substantially similar to our products.

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

On December 21, 2020, the U.S. Congress passed the Taxpayer Certainty and Disaster Tax Relief Act of 2020, which President Trump signed into law on December 27, 2020. Such act extended the availability of Code Section 45L credit for energy-efficient new homes (the “Federal Energy Credits”), which provides a tax credit of $2,000 per qualifying home ($1,600 after the benefit is deducted from cost of sales as required by the IRS) to eligible homebuilders, and made the Federal Energy Credits available for homes delivered through December 31, 2021. Legislation to extend the Federal Energy Credits beyond December 31, 2021 has not been adopted, and it is uncertain whether an extension or similar tax credit will be adopted in the future. For the year ended December 31, 2020, we claimed $6.3 million of Federal Energy Credits. For the year ended December 31, 2021, we have estimated $8.8 million of Federal Energy Credits within our income tax provision. If legislation to extend the Federal Energy Credits for periods after December 31, 2021 is not adopted, our effective income tax rates in future periods may increase, potentially materially.

Fluctuations in real estate values may require us to write-down the book value of our real estate assets.

The homebuilding and land development industries are subject to significant variability and fluctuations in real estate values. As a result, we may be required to write-down the book value of our real estate assets in accordance with accounting principles generally accepted in the United States (“GAAP”), and some of those write-downs could be material. Any material write-downs of assets could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

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

Changes in U.S. trade policies and retaliatory responses from other countries may significantly increase the costs or limit supplies of building materials and products used in our homes.

The U.S. government has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs.  The federal government has imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with the construction and delivery of our homes, including steel, aluminum, lumber, solar panels and washing machines, raising our costs for these items (or products made with them).  Additionally, the federal government has threatened to impose further tariffs, duties and/or trade restrictions on imports.  Foreign governments, including China and Canada, and the European Union have responded by imposing or increasing tariffs, duties and/or trade restrictions on U.S. goods, and may consider other measures.  These trading conflicts and related escalating governmental actions that result in additional tariffs, duties and/or trade restrictions could increase our construction costs further, cause disruptions or shortages in our supply chains and/or negatively impact the U.S., regional or local economies, and, individually or in the aggregate, materially and adversely affect our business and our operating results.

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

Pursuant to such environmental, health and safety laws, statutes, ordinances, rules and regulations, we are generally required to obtain permits and other approvals from applicable authorities to commence and conduct our development and homebuilding activities. These permits and other approvals may contain restrictions that are costly or difficult to comply with, or may be opposed or challenged by local governments, environmental advocacy groups, neighboring property owners or other interested parties, which, in turn, may result in delays, additional costs and non-approval of our activities.

From time to time, the EPA and similar federal, state or local agencies review land developers’ and homebuilders’ compliance with environmental, health and safety laws, statutes, ordinance, rules and regulations, including those relating to the control of storm water discharges during construction. Failure to comply with such laws, statutes, ordinances, rules and regulations may result in civil and criminal fines and penalties, injunctions, suspension of our activities, remedial obligations, costs or liabilities, third-party claims for property or natural resource damages or personal injury, enforcement actions or other sanctions or additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs and result in project delays. We expect that increasingly stringent requirements will be imposed on land developers and homebuilders in the future. We cannot assure you that environmental, health and safety laws will not change or become more stringent in the future in a manner that would not have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

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

There is a growing concern from advocacy groups and the general public that the emissions of greenhouse gases and other human activities have caused, and will continue to cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters. Government mandates, standards and regulations enacted in response to these projected climate change impacts and concerns could result in restrictions on land development in certain areas or increased energy, transportation and raw material costs. On February 19, 2021 the United States rejoined the Paris Agreement, which requires countries to review and “represent a progression” in their intended nationally determined contributions, which set greenhouse gas emission reduction goals, every five years. A variety of new legislation may be enacted or considered for enactment at the federal, state and local levels relating to climate change and energy, including in response to the United States’ reentry into the Paris Agreement. This legislation could relate to, for example, matters such as greenhouse gas emissions control and building and other codes that impose energy efficiency standards or require energy saving construction materials. New building or other code requirements that impose stricter energy efficiency standards or requirements for building materials could significantly increase our cost to construct homes. As climate change concerns continue to grow, legislation, regulations, mandates, standards and other requirements of this nature are expected to continue to be enacted and become costlier for us to comply with. Additionally, certain areas in the United States either have enacted or are considering a ban on the use of natural gas appliances and/or natural gas hookups, in new construction. Such bans, if enacted in areas in which we operate, could affect our cost to construct homes. Similarly, energy-related initiatives affect a wide variety of companies throughout the United States, and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel and concrete, these initiatives could have an adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade or similar energy-related regulations or requirements.

Our geographic concentration could materially and adversely affect us if the homebuilding industry in our current markets should decline.

Our business strategy is focused on the design, construction and sale of single-family detached and attached homes in 9 states across the United States including the District of Columbia metropolitan area.  While our operations are geographically diverse, a prolonged economic downturn in one or more of the areas in which we operate could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with larger scale and more diversified operations and geographic footprint.

Volatility in the credit and capital markets may impact our cost of capital and our ability to access necessary financing and the difficulty in obtaining sufficient capital could prevent us from acquiring lots for our development or increase costs and delays in the completion of our homebuilding expenditures.

If we require working capital greater than that provided by our operations and our credit facilities, we may be required to increase the amount available under the facilities or to seek alternative financing, which might not be available on terms that are favorable or acceptable. If we are required to seek financing to fund our working capital requirements, volatility in credit or capital markets may restrict our flexibility to successfully obtain additional financing on terms acceptable to us, or at all. If we are at any time unsuccessful in obtaining sufficient capital to fund our planned homebuilding expenditures, we may experience a substantial delay in the completion of homes then under construction, or we may be unable to control or purchase finished building lots. Any delay could result in cost increases and could have a material adverse effect on our sales, profitability, stock performance, ability to service our debt obligations and future cash flows. Historically, we have supported our ongoing operations through the use of secured debt financing. Currently, we have access to our Credit Agreement, which is a senior unsecured revolving credit facility. Another source of liquidity includes our ability to use letters of credit and surety bonds that are generally issued. These letters of credit and surety bonds relate to certain performance-related obligations and serve as security for certain land option contracts. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies and utility companies related to the construction of roads, sewers and other infrastructure. At December 31, 2021, we had outstanding letters of credit and surety bonds totaling $9.9 million and $53.7 million, respectively. These letters of credit and surety bonds are generally subject to certain financial covenants and other limitations. If we are unable to obtain letters of credit or surety bonds when required, or the conditions imposed by issuers increase significantly, our liquidity and results of operations could be adversely affected.

Our industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for homes and, as a result, could have a material adverse effect on us.

Our business can be substantially affected by adverse changes in general economic or business conditions that are outside of our control, including changes in short-term and long-term interest rates; employment levels and job and personal income growth; housing demand from population growth, household formation and other demographic factors; availability and pricing of mortgage financing for homebuyers; consumer confidence generally and the confidence of potential homebuyers in particular; consumer spending; financial system and credit market stability; private party and government mortgage loan programs (including changes in FHA, USDA, VA, Fannie Mae and Freddie Mac conforming mortgage loan limits, credit risk/mortgage loan insurance premiums and/or other fees, down payment requirements and underwriting standards), and federal and state regulation, oversight and legal action regarding lending, appraisal, foreclosure and short sale practices; federal and state personal income tax rates and provisions, including provisions for the deduction of mortgage loan interest payments, real estate taxes and other expenses; supply of and prices for available new or resale homes (including lender-owned homes) and other housing alternatives, such as apartments, single-family rentals and other rental housing; homebuyer interest in our current or new product designs and new home community locations; general consumer interest in purchasing a home compared to choosing other housing alternatives; interest of financial institutions or other businesses in purchasing wholesale homes; and real estate taxes. Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular submarkets in which we operate. Inclement weather, natural disasters (such as earthquakes, hurricanes, tornadoes, floods, prolonged periods of precipitation, droughts and fires), other calamities and other environmental conditions can delay the delivery of our homes and/or increase our costs. Civil unrest or acts of terrorism can also have a negative effect on our business. If the homebuilding industry experiences another significant or sustained downturn, it would materially adversely affect our business and results of operations in future years.

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

Currently, the United States is experiencing inflationary conditions. Inflation could adversely affect our business and financial results by increasing the costs of land, raw materials and labor needed to operate our business. If our markets have an oversupply of homes relative to demand, we may be unable to offset any such increases in costs with corresponding higher sales prices for our homes. Inflation may also accompany higher interest rates, which could adversely impact potential customers’ ability to obtain financing on favorable terms, thereby further decreasing demand. If we are unable to raise the prices of our homes to offset the increasing costs of our operations, our margins could decrease. Furthermore, if we need to lower the price of our homes to meet demand, the value of our land inventory may decrease. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business.

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

Our mortgage banking and title services business is competitive and we may not be able to compete effectively in this area.

The competitors to our mortgage banking business include title companies and mortgage lenders, including national, regional and local mortgage banks and other financial institutions.  Some of these competitors are subject to fewer governmental regulations and have greater access to capital than we do, and some of them may operate with different criteria than we do.  These competitors may offer a broader or more attractive array of financing and other products and services to potential customers than we do. For these reasons, we may not be able to compete effectively in the mortgage banking business.

Our mortgage banking and title services businesses may be adversely affected by changes in governmental regulation.

Changes in governmental regulation with respect to mortgage lenders and title service providers could adversely affect the financial results of this portion of our business. Our financial services businesses are subject to numerous federal, state and local laws and regulations, which, among other things: prohibit discrimination and establish underwriting guidelines; provide for audits and inspections; require appraisals and/or credit reports on prospective borrowers and disclosure of certain information concerning credit and settlement costs; establish maximum loan amounts; prohibit predatory lending practices; and regulate the referral of business to affiliated entities. In addition, our title insurance operations are also subject to applicable insurance and banking laws and regulations as well as government audits, examinations and investigations, all of which may limit our ability to provide title services to potential purchasers.

The regulatory environment for mortgage lending is complex and ever changing and has led to an increase in the number of audits, examinations and investigations in the industry. The 2008 housing downturn resulted in numerous changes in the regulatory framework of the financial services industry. More recently, in response to COVID-19, federal agencies, state governments and private lenders are proactively providing relief to borrowers in the housing market by, subject to requirements, suspending home foreclosures and granting payment forbearance, among other things. These relief measures are temporary, but these changes and others could become incorporated into the current regulatory framework. Any changes or new enactments could result in more stringent compliance standards, which could adversely affect our financial condition and results of operations and the market perception of our business. Additionally, if we are unable to originate mortgages for any reason going forward, our customers may experience significant mortgage loan funding issues, which could have a material impact on our homebuilding business and our consolidated financial statements.

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

We intend to grow our operations in existing markets, and we may expand into new markets or pursue opportunistic purchases of other homebuilders on attractive terms as such opportunities arise. We may be unable to achieve the anticipated benefits of any such growth or expansion, including through targeted acquisitions or through efficiencies that we may be unable to achieve, the anticipated benefits may take longer to realize than expected, or we may incur greater costs than expected in attempting to achieve the anticipated benefits. In such cases, we will likely need to employ additional personnel or consultants that are knowledgeable about such markets. There can be no assurance that we will be able to employ or retain the necessary personnel to successfully implement a disciplined management process and culture with local management, that our expansion operations will be successful or that we will be able to successfully integrate any acquired homebuilder. This could disrupt our ongoing operations and divert management resources that would otherwise focus on developing our existing business.

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

We may not be able to complete or successfully integrate our recent acquisitions or any potential future acquisitions or experience challenges in realizing expected benefits of each such acquisition.

From time-to-time, we may evaluate possible acquisitions, some of which may be material. For example, in May 2019, we acquired Village Park Homes, in October 2020, we acquired H&H Homes, in January 2021, we acquired Century Homes, and in October 2021, we acquired MHI, in each case to significantly expand our presence in new and existing geographic markets. These and potential future acquisitions may pose significant risks to our existing operations if they cannot be successfully integrated. These acquisitions would place additional demands on our managerial, operational, financial and other resources and create operational complexity requiring additional personnel and other resources. In addition, we may not be able to successfully finance or integrate any businesses that we acquire. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations. Moreover, even if we were successful in integrating newly acquired businesses or assets, expected synergies or cost savings may not materialize, resulting in lower than expected benefits to us from such transactions. We may spend time and money on projects that do not increase our revenue. Additionally, when making acquisitions, it may not be possible for us to conduct a detailed investigation of the nature of the business or assets being acquired, for instance, due to time constraints in making the decision and other factors. We may become responsible for additional liabilities or obligations not foreseen at the time of an acquisition. To the extent we pay the purchase price of an acquisition in cash, such an acquisition would reduce our cash reserves, and, to the extent the purchase price of an acquisition is paid with our stock, such an acquisition could be dilutive to our stockholders. To the extent we pay the purchase price of an acquisition with proceeds from the incurrence of debt, such an acquisition would increase our level of indebtedness and could negatively affect our liquidity and restrict our operations. Further, to the extent that purchase price of an acquisition is paid in the form of an earn out on future financial results, the success of such an acquisition will not be fully realized by us for a period of time as it is shared with the sellers. All of the above risks could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

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

In addition, our participation in any distribution of the assets of any of our direct or indirect subsidiaries upon any liquidation, reorganization or insolvency is only after the claims of such subsidiaries’ creditors, including trade creditors and preferred unitholders, are satisfied. As of December 31, 2021, the aggregate liquidation preference of the Series B preferred units DFH LLC is $10.0 million.

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

Our success depends to a significant degree upon the contributions of certain key management personnel, including, but not limited to, Patrick Zalupski, our founder, President, Chief Executive Officer and Chairman of our Board of Directors and our Senior Vice President and Chief Operating Officer, Doug Moran. Although we have entered into employment agreements with Mr. Zalupski and Mr. Moran, there is no guarantee that Mr. Zalupski or Mr. Moran will remain employed by us. Our ability to retain our key management personnel or to attract suitable replacements should any members of our management team leave is dependent on the competitive nature of the employment market. The loss of services from key management personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets. We have obtained key man life insurance that would provide us with proceeds in the event of the death or disability of any of our key management personnel.

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

Our current financing agreements contain, and the financing arrangements we enter into in the future likely will contain, covenants that limit our ability to do certain things. Our Credit Agreement contains covenants that, among other things, require that we (i) maintain a maximum debt ratio of 70.0% through March 2022, 62.5% through December 2022 and 60.0% thereafter; (ii) maintain an interest coverage ratio of 2.0 to 1.0; (iii) maintain a minimum liquidity equal to the ratio of not less than 1.0 to 1.0; (iv) maintain a minimum tangible net worth equal to the sum of (A) 75.0% of the tangible net worth as of the last fiscal quarter prior to the closing date of the Credit Agreement, (B) 50.0% of net income from the last fiscal quarter prior to the closing date of the Credit Agreement and (C) 50.0% of net proceeds received from all equity issuances after the closing date of the Credit Agreement; (v) maintain a maximum risks assets ratio of (A) the sum of the GAAP net book value for all finished lots, lots under development, unentitled land and land held for future development to (B) tangible net worth, of no greater than 1.0 to 1.0; (vi) not allow aggregate investments in unconsolidated affiliates to exceed 15.0% of tangible net worth, as of the last day of any fiscal quarter; and (vii) may not incur indebtedness other than (A) the obligations under the Credit Agreement, (B) non-recourse indebtedness in an amount not to exceed 15.0% of tangible net worth, (C) operating lease liabilities, finance lease liabilities and purchase money obligations for fixed or capital assets not to exceed $5.0 million in the aggregate, (D) indebtedness of financial services subsidiaries and VIEs and (E) indebtedness under hedge contracts entered into for purposes other than for speculative purposes.

If we fail to meet or satisfy any of these provisions, we would be in default under such financing agreement and our lenders could elect to declare outstanding amounts due and payable and terminate their commitments. A default also could significantly limit our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets when we otherwise would not choose to do so. In addition, future indebtedness we obtain may contain financial covenants limiting our ability to, for example, incur additional indebtedness, make certain investments, reduce liquidity below certain levels and pay dividends to our stockholders and otherwise affect our operating policies. If we default on one or more of our debt agreements, it could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Mr. Zalupski has the ability to direct the voting of a majority of the voting power of our common stock, and his interests may conflict with those of our other stockholders.

Our common stock consists of two classes: Class A and Class B. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to three votes per share. Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our certificate of incorporation. Mr. Zalupski, our founder, President, Chief Executive Officer and Chairman of our Board of Directors, owns, through personal holdings and an entity that he controls, 100% of our Class B common stock (representing 84.8% of the total combined voting power of our Class A and Class B common stock).

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

We do not intend to pay cash dividends for the foreseeable future.

We have not declared or paid cash dividends on our Class A common stock and we currently do not intend to declare or pay cash dividends on our Class A common stock in the foreseeable future. Consequently, you may only achieve a return on your investment if the price of our Class A common stock appreciates and you sell your Class A common stock at a price greater than you paid for it. There is no guarantee that the price of our Class A common stock that will prevail in the market will ever exceed the price that you paid.

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

Mr. Zalupski, through his beneficial ownership of all of our outstanding Class B common stock as of December 31, 2021, controls approximately 84.8% of the total combined voting power of our outstanding Class A and Class B common stock, which gives him the ability to prevent a potential takeover of our company. If a change of control or change in management is delayed or prevented, the market price of our Class A common stock could decline.

In addition, some of the restrictive covenants contained in our various financing agreements may delay or prevent a change in control.

Even though we may want to redeem the Series B preferred units of DFH LLC, we may not have the ability to redeem the Series B preferred units of DFH LLC.

DFH LLC has the right to redeem the Series B preferred units from time to time on or prior to September 30, 2022. As of December 31, 2021, the redemption price for all of the outstanding Series B preferred units of DFH LLC was $10.0 million. Any decision we may make at any time regarding whether to redeem the Series B preferred units of DFH LLC will depend upon a wide variety of factors, including our evaluation of our capital position, our capital requirements and general market conditions at that time. Even though we may want to redeem the Series B preferred units of DFH LLC, we may be restricted from doing so by our debt agreements or we might not have sufficient cash available to redeem such preferred units.

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

Our Class A and B common stock rank junior to our Convertible Preferred Stock with respect to dividends and amounts payable in the event of our liquidation, dissolution or winding-up of our affairs.

Our Class A and B common stock rank junior to our Convertible Preferred Stock, with respect to the payment of dividends and amounts payable in the event of our liquidation, dissolution or winding-up of our affairs. Upon our liquidation, dissolution or winding up, each share of Convertible Preferred Stock will be entitled to receive an amount per share equal to the initial liquidation preference of $1,000 per share, subject to adjustment, plus all accrued and unpaid dividends thereon, which dividends accrue at a rate equal to 9.00% per annum.   No distribution of our assets may be made to holders of our Class A and B common stock until we have paid to holders of our Convertible Preferred Stock such liquidation preference. In addition, as a holding company, we are dependent on cash distributions from DFH LLC and, thus, our ability to cover our expenses, all applicable taxes payable and dividends, if any, declared by us depends on DFH LLC’s ability first to satisfy its obligations to its creditors and make distributions to holders of the Series B preferred units of DFH LLC and then to us.  For additional information, see the “Risk Factors—We are a holding company, and we are accordingly dependent upon distributions from our subsidiaries to pay dividends, if any, taxes and other expenses.”

Shares of our Convertible Preferred Stock are convertible into shares of our Class A common stock in certain circumstances and, upon conversion, will dilute common stock shareholders’ percentage of ownership.

Subsequent to the fifth anniversary of its issuance (or earlier in the event of non-compliance with a protective covenant), a holder can convert the Convertible Preferred Stock into shares of Class A common stock at a conversion price that will be based on the average of the trailing 90 days’ closing price of the Class A common stock, less 20% of the average (increasing to 25% in the event of non-compliance with a protective covenant) and subject to a floor conversion price of $4.00.  Although we intend to call the shares of Convertible Preferred Stock for redemption prior to their conversion, in the event the shares of Convertible Preferred Stock are converted into shares of Class A common stock, such issuance will cause substantial dilution to the holders of our common stock.

Certain rights of the holders of the Convertible Preferred Stock could delay or prevent an otherwise beneficial takeover or takeover attempt of us.

Certain rights of the holders of the Convertible Preferred Stock could make it more difficult or more expensive for a third party to acquire us. If we undergo a Change of Control (as defined in the certificate of designations for the Convertible Preferred Stock), we must redeem all of the shares of Convertible Preferred Stock for cash consideration equal to the initial liquidation preference of $1,000 per share, subject to adjustment, plus all accrued and unpaid dividends thereon, plus of the Change of Control occurs before the fourth anniversary of the date of issuance, a premium equal to the dividends that would have accumulated on such share from and after the date of the Change of Control and through the fourth anniversary of the date of issuance of the Convertible Preferred Stock.

Interest expense on debt we incur may limit our cash available to fund our growth strategies.

As of December 31, 2021, we had total outstanding borrowings of $760.0 million under our Credit Agreement and an additional $8.1 million in letters of credit with the lenders from the Credit Agreement such that  we could borrow an additional $49.4 million under the Credit Agreement. As of December 31, 2021, borrowings under our Credit Agreement bore interest at 3.75%. If our operations do not generate sufficient cash from operations at levels currently anticipated, we may seek additional capital in the form of debt financing. Our current indebtedness includes, and any additional indebtedness we subsequently incur may have, a floating rate of interest. Higher interest rates could increase debt service requirements on our current floating rate indebtedness, and on any floating rate indebtedness we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay existing indebtedness during periods of rising interest rates, we could be required to refinance our then-existing indebtedness on unfavorable terms or liquidate one or more of our assets to repay such indebtedness at times that may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of either such event or both could materially and adversely affect our cash flows and results of operations.

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

We did not document the design or operation of an effective control environment commensurate with the financial reporting requirements of an SEC registrant. Each of the deficiencies identified did not result in material misstatements in our financial statements; however, they could result in misstatements of our account balances or disclosures that could be material to our annual or interim financial statements if not be prevented or detected. Accordingly, as of December 31, 2021, management has determined that these deficiencies, in the aggregate, constitute a material weakness.

We have developed a remediation plan and begun implementing measures to address the underlying causes of each material weakness.  Refer to “Management’s Annual Report on Internal Control over Financial Reporting” for further detail as to the material weak our remediation plan and the progress to date. While we believe these efforts will improve our internal controls and address the underlying causes of the material weaknesses, such material weaknesses will not be remediated until our remediation plan has been fully implemented, and we have concluded that our controls are operating effectively for a sufficient period of time.

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

Cautionary Statement about Forward-Looking Statements and Risk Factor Summary

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

We have based these forward-looking statements on our current expectations and assumptions about future events based on information available to our management at the time the statements were made. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. The following summary risk factors, may cause actual results to differ materially from those expressed or implied in our forward-looking statements:

•	adverse effects of the COVID-19 pandemic on our business, financial condition and results of operations and our suppliers and trade partners;

•
adverse effects of the COVID-19 pandemic and other economic changes either nationally or in the markets in which we operate, including, among other things, increases in unemployment, volatility of mortgage interest rates and inflation and decreases in housing prices;

•	a slowdown in the homebuilding industry or changes in population growth rates in our markets;

•	volatility and uncertainty in the credit markets and broader financial markets;

•	our future operating results and financial condition;

•	the success of our operations in new markets and our ability to expand into additional new markets;

•	our ability to continue to leverage our asset-light and capital efficient lot acquisition strategy;

•	our ability to develop our projects successfully or within expected timeframes;

•	our ability to identify potential acquisition targets and close such acquisitions;

•	our ability to successfully integrate acquired businesses with our existing operations;

•	availability of land to acquire and our ability to acquire such land on favorable terms, or at all;

•	availability, terms and deployment of capital and ability to meet our ongoing liquidity needs;

•	restrictions in our debt agreements that limit our flexibility in operating our business;

•	disruption in the terms or availability of mortgage financing or an increase in the number of foreclosures in our markets;

•	decline in the market value of our inventory or controlled lot positions;

•	shortages of, or increased prices for, labor, land or raw materials used in land development and housing construction, including due to changes in trade policies;

•	delays in land development or home construction resulting from natural disasters, adverse weather conditions or other events outside our control;

•	uninsured losses in excess of insurance limits;

•	the cost and availability of insurance and surety bonds;

•
changes in (including as a result of the change in the U.S. presidential administration), liabilities under, or the failure or inability to comply with, governmental laws and regulations, including environmental laws and regulations;

•	the timing of receipt of regulatory approvals and the opening of projects;

•	the degree and nature of our competition;

•	decline in the financial performance of our joint ventures, our lack of sole decision-making authority thereof and maintenance of relationships with our joint venture partners;

•	negative publicity or poor relations with the residents of our projects;

•	existing and future warranty and liability claims;

•	existing and future litigation, arbitration or other claims;

•	availability of qualified personnel and third-party contractors and subcontractors;

•	information system failures, cyber incidents or breaches in security;

•	our ability to retain our key personnel;

•	our ability to maintain an effective system of internal control and produce timely and accurate financial statements or comply with applicable regulations;

•	our leverage and future debt service obligations;

•	the impact on our business of any future government shutdown;

•	the impact on our business of acts of war or terrorism;

•	our reliance on dividends, distributions and other payments from our subsidiaries to meet our obligations;

•	other risks and uncertainties inherent in our business; and

•	other factors we discuss under the section entitled “Risk Factors.”

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

We lease approximately 45,000 square feet of office space in Jacksonville, Florida for our corporate headquarters; this lease expires in 2033, with potential renewal options. In addition, to adequately meet the needs of our operations, we also lease local offices in Austin, Texas; Bluffton, South Carolina; Chantilly, Virginia; Charlotte, North Carolina; Dallas, Texas; Denver, Colorado; Fayetteville, North Carolina; Houston, Texas; Leland, North Carolina; Myrtle Beach, South Carolina; Orlando, Florida; Pooler, Georgia; and Raleigh, North Carolina. We also own a local office in San Antonio, Texas.  See “Business—Land Acquisition Strategy and Development Process—Owned and Controlled Lots” for a summary of the other properties that we owned or controlled as of December 31, 2021.

ITEM 3.	LEGAL PROCEEDINGS

Legal Proceedings

From time to time, we are a party to ongoing legal proceedings in the ordinary course of business. We do not believe the results of currently pending proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

Weyerhaeuser Lawsuit

We are currently involved in the appeals phase of civil litigation related to defective products provided by Weyerhaeuser NR Company (“Weyerhaeuser”) (NYSE: WY), one of our lumber suppliers. Our Colorado division builds a number of floor plans that include basements using specialized fir lumber. On July 18, 2017, Weyerhaeuser issued a press release indicating a recall and potential solution for TJI Joists with Flak Jacket Protection manufactured after December 1, 2016. The press release indicated the TJI Joists used a Flak Jacket coating that included a formaldehyde-based resin that could be harmful to consumers and produced an odor in certain newly constructed homes. We had 38 homes impacted by the potentially harmful and odorous Flak Jacket coating and incurred significant costs directly related to Weyerhaeuser’s defective TJI Joists. Accordingly, we sought remediation and damages from Weyerhaeuser. The press release by Weyerhaeuser had a pronounced impact on our sales and cancellation rates in Colorado. We filed suit on December 27, 2017—Dream Finders Homes LLC and DFH Mandarin, LLC v. Weyerhaeuser NR Company, No. 17CV34801 (District Court, City and County of Denver, State of Colorado)—and included claims against Weyerhaeuser for manufacturer’s liability based on negligence, negligent misrepresentation causing financial loss in a business transaction and fraudulent concealment. Weyerhaeuser asserted a counterclaim asserting an equitable claim for unjust enrichment. After completion of a jury trial on November 18, 2019, the District Court issued a verdict in our favor on our claims, awarding Dream Finders Homes LLC $3,000,000 in damages and DFH Mandarin, LLC $11,650,000 in damages. On February 21, 2020, the District Court dismissed Weyerhaeuser’s counterclaim. Weyerhaeuser appealed the Colorado District Court’s jury verdict and on December 2, 2021, the Colorado Court of Appeals reversed the judgment entered against Weyerhaeuser for negligence, negligent misrepresentation and fraudulent concealment.  As a result, Dream Finders Homes LLC and DFH Mandarin, LLC filed a petition for writ of certiorari to the Colorado Supreme Court on January 13, 2022 to appeal the Colorado Court of Appeals ruling, Dream Finders Homes LLC and DFH Mandarin, LLC v. Weyerhaeuser NR Company, Case No. 2022SC24 (Colorado Supreme Court)—and that appeal is currently pending.  We are awaiting the Colorado Supreme Court’s decision on whether it will grant our petition for writ of certiorari. We have incurred all costs to date related to the Weyerhaeuser matter and have recognized no gain on the damages awarded to us by the District Court.

There are no recorded reserves related to potential damages in connection with the Weyerhaeuser matter or any other legal proceedings to which we are a party, as any potential loss is not currently probable and reasonably estimable under GAAP. However, the ultimate outcome of any actions or proceedings, including any monetary awards against us, is uncertain, and there can be no assurance as to the amount of any such potential awards. Additionally, such lawsuits may divert management’s efforts and attention from ordinary business operations. If the final resolution of any such litigation is unfavorable, it could have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the Nasdaq under the symbol “DFH.” As of March 15, 2022, the closing price of our Class A common stock on the NASDAQ was $21.91, and we had 20 stockholders of record, including Cede & Co. as nominee of The Depository Trust Company.

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

Series C Preferred Units

Following the Corporate Reorganization and upon completion of the IPO, on January 27, 2021, we redeemed all 26,000 outstanding Series C preferred units of DFH LLC at a redemption price of $26.0 million, plus accrued distributions and fees of $0.2 million.

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

Equity Incentive Plan

On January 20, 2021, the Board of Directors of the Company approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan is administered by the Compensation Committee of the Board of Directors, and authorizes the Company to grant up to an aggregate of 9.1 million incentive stock-based awards.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto. Unless the context otherwise requires, the terms “Dream Finders,” “DFH,” “the Company,” “we,” “us” and “our” refer to Dream Finders Homes, Inc. and its subsidiaries.

Key Results

Key financial results as of and for the year ended December 31, 2021, as compared to the year ended December 31, 2020, were as follows:

•	Revenues increased 69.7% to $1,923.9 million from $1,133.8 million.

•	Net new orders increased 62.5% to 6,804 net new orders from 4,186 net new orders.

•	Homes closed increased 54.5% to 4,874 homes from 3,154 homes.

•	Backlog of sold homes increased 163.2% to 6,381 homes from 2,424 homes.

•	Average sales price of homes closed increased 8.8% to $389,094 from $357,633.

•	Gross margin as a percentage of home sales revenues increased to 16.0% from 14.6%.

•	Adjusted gross margin (non-GAAP) as a percentage of home sales revenues decreased to 21.7% from 22.5%.

•	Net and comprehensive income increased 59.3% to $134.6 million from $84.5 million.

•	Net and comprehensive income attributable to Dream Finders Homes, Inc. increased 53.2% to $121.1 million from $79.1 million.

•	EBITDA (non-GAAP) as a percentage of revenues decreased to 10.1% from 10.7%.

•	Adjusted EBITDA (non-GAAP) as a percentage of revenues decreased to 10.5% from 10.7%.

•	Active communities at the end of 2021 increased to 205 from 126.

•	Total owned and controlled lots increased 95.7% to 43,840 lots from 22,407 lots.

•	Return on participating equity was 44.3% compared to 47.0%.

•	Basic earnings per share was $1.27 and diluted earnings per share was $1.27.

For reconciliations of the non-GAAP financial measures of adjusted gross margin, EBITDA and adjusted EBITDA to the most directly comparable GAAP financial measures, please see “—Non-GAAP Financial Measures.”

Company Overview

We design, build and sell homes in high growth markets, including, but not limited to, Charlotte, Raleigh, Jacksonville, Orlando, Denver, the Washington D.C. metropolitan area, Austin, Dallas and Houston. We employ an asset-light lot acquisition strategy with a focus on the design, construction and sale of single-family entry-level, first-time move-up and second-time move-up homes. To fully serve our homebuyer customers and capture ancillary business opportunities, we also offer title insurance and mortgage banking solutions through our Jet Home Loans segment.

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

Initial Public Offering

On January 25, 2021, we completed the IPO of 11,040,000 shares of our Class A common stock at a price to the public of $13.00 per share. The IPO provided us with net proceeds of $133.5 million. On January 25, 2021, we used the net proceeds from the IPO, cash on hand and borrowings under our Credit Agreement to repay (i) all borrowings under our then-existing 34 separate secured vertical construction lines of credit facilities totaling $319.0 million and upon such repayment terminated such facilities and (ii) the BOMN Bridge Loan used to finance the H&H acquisition, totaling $20.0 million, plus contractual interest of $0.6 million.

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

Recent Developments

MHI Acquisition

On October 1, 2021, we completed the acquisition of the homebuilding, mortgage banking and title insurance assets of privately held Texas homebuilder McGuyer Homebuilders, Inc. and related affiliates (“MHI”) for $471.0 million in cash at closing, subject to post-closing adjustments, and inclusive of lot deposit related to a land bank financing arrangement.  Total cash paid at closing included $463.0 million in purchase price based on preliminary value of purchased net assets and a 10% deposit on a separate land bank facility. On December 3, 2021, the Company paid an additional $25.2 million in cash for customary post-closing adjustments based on final value of the net assets acquired as of September 30, 2021.  Additionally, the Company agreed to the future payment of additional consideration of up to 25% of pre-tax net income for up to five periods, the last of which ends 48 months after closing, subject to certain minimum pre-tax income thresholds and certain overhead expenses, estimated at approximately $94.5 million.

The acquisition significantly increases our geographic operations in the Austin, Texas metro area, and allowed us to expand into the Texas markets of Houston, Dallas and San Antonio. To fund the MHI acquisition, we used $20.0 million of cash on hand, $150.0 million of proceeds from the sale of 150,000 shares of newly-created Convertible Preferred Stock and we used $300.0 million from the Credit Agreement to pay-off MHI’s vertical lines of credit.  See Note 2. Business Acquisitions to our consolidated financial statements for information on the final purchase price, including post-closing adjustments and our preliminary purchase price allocation.

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table presents summary consolidated results of operations for the periods presented:

	Year Ended December 31,
	2021	2020	Amount Change	% Change
Revenues	$1,923,909,806	$1,133,806,607	$790,103,199	69.7%
Cost of sales	1,610,331,738	962,927,606	647,404,132	67.2%
Selling, general and administrative expense	154,404,500	90,359,182	64,045,318	70.9%
Income from equity in earnings of unconsolidated entities	(9,427,868)	(7,991,764)	(1,436,104)	18.0%
Gain on sale of assets	(87,023)	(117,840)	30,817	-26.2%
Loss on extinguishment of debt	711,485	-	711,485	100.0%
Other Income
Other	(7,827,391)	(1,321,741)	(6,505,650)	492.2%
Paycheck Protection Program forgiveness	(7,219,794)	-	(7,219,794)	100.0%
Other Expense
Other	12,770,697	3,188,183	9,582,514	300.6%
Contingent consideration revaluation	7,532,830	1,378,686	6,154,144	446.4%
Interest expense	672,172	870,868	(198,696)	-22.8%
Income before taxes	$162,048,460	$84,513,427	$77,535,033	0.0%
Income tax expense	(27,454,642)	-	(27,454,642)	100.0%
Net and comprehensive income	$134,593,818	$84,513,427	$50,080,391	59.3%
Net and comprehensive income attributable to non-controlling interests	(13,461,317)	(5,419,972)	(8,041,345)	148.4%
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$121,132,501	$79,093,455	$42,039,046	53.2%

Earnings per share(1)
Basic	$1.27	$-	$1.27	100.0%
Diluted	$1.27	$-	$1.27	100.0%
Weighted-average number of shares
Basic	92,521,482	-	92,521,482	100.0%
Diluted	95,313,593	-	95,313,593	100.0%
Consolidated Balance Sheets Data (at period end):
Cash and cash equivalents	$227,227,020	$43,657,779	$183,569,241	420.5%
Total assets	$1,894,247,623	$733,680,241	$1,160,567,382	158.2%
Long-term debt, net	$763,291,389	$319,531,998	$443,759,391	138.9%
Finance lease liabilities	$139,581	$345,062	$(205,481)	-59.5%
Preferred mezzanine equity	$155,219,576	$55,638,450	$99,581,126	179.0%
Common mezzanine equity	$-	$20,593,001	$(20,593,001)	-100.0%
Common members' equity	$-	$103,852,646	$(103,852,646)	-100.0%
Common stock - Class A	$322,953	$-	$322,953	100.0%
Common stock - Class B	$602,262	$-	$602,262	100.0%
Additional paid-in capital	$257,963,419	$-	$257,963,419	100.0%
Retained earnings	$118,193,998	$-	$118,193,998	100.0%
Non-controlling interests	$24,081,070	$31,939,117	$(7,858,047)	-24.6%
Other Financial and Operating Data (unaudited)
Active communities at end of period(2)	205	126	79	62.7%
Home closings	4,874	3,154	1,720	54.5%
Average sales price of homes closed(3)	$389,094	$357,633	$31,461	8.8%
Net new orders	6,804	4,186	2,618	62.5%
Cancellation rate	12.2%	12.8%	-0.6%	-4.7%
Backlog (at period end) - homes	6,381	2,424	3,957	163.2%
Backlog (at period end, in thousands) - value	$2,913,170	$865,109	$2,048,061	236.7%
Gross margin (in thousands)(4)	$306,969	$165,048	$141,921	86.0%
Gross margin %(5)	16.0%	14.6%	0	9.4%
Net profit margin %	6.3%	7.0%	-0.7%	-10.1%
Adjusted gross margin (in thousands)(6)	$416,382	$252,695	$163,687	64.8%
Adjusted gross margin %(5)(6)	21.7%	22.5%	-0.8%	-3.5%
EBITDA (in thousands)(6)	$194,992	$120,885	$74,107	61.3%
EBITDA margin %(6)(7)	10.1%	10.7%	-0.6%	-5.3%
Adjusted EBITDA (in thousands)[6]	$201,466	$121,832	$79,634	65.4%
Adjusted EBITDA margin %(6)(7)	10.5%	10.7%	-0.2%	-2.1%

(1)
The Company calculated earnings per share (“EPS”) based on net income attributable to common stockholders for the period January 21, 2021 through December 31, 2021 over the weighted average diluted shares outstanding for the same period. EPS was calculated prospectively for the period subsequent to the Company’s initial public offering and corporate reorganization as described in Note 1 – Nature of Business and Significant Accounting Policies, resulting in 92,521,482 shares of common stock outstanding as of the closing of the initial public offering. The total outstanding shares of common stock are made up of Class A common stock and Class B common stock, which participate equally in their ratable ownership share of the Company. Diluted shares were calculated by using the treasury stock method for stock grants and the if-converted method for the convertible preferred stock and the associated preferred dividends.

(2)	A community becomes active once the model is completed or the community has its fifth sale. A community becomes inactive when it has fewer than five units remaining to sell.
(3)	Average sales price of homes closed is calculated based on home sales revenue, excluding the impact of deposit forfeitures and percentage of completion revenues, over homes closed.
(4)	Gross margin is home sales revenue less cost of sales.
(5)	Calculated as a percentage of home sales revenue.
(6)
Adjusted gross margin, EBITDA and adjusted EBITDA are non-GAAP financial measures. For definitions of these non-GAAP financial measures and a reconciliation to our most directly comparable financial measures calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

(7)	Calculated as a percentage of revenues.

Revenues. Revenues for the year ended December 31, 2021 were $1,923.9 million, an increase of $790.1 million, or 69.7%, from $1,133.8 million for the year ended December 31, 2020. The increase in revenues was primarily attributable to an increase in home closings of 1,720 homes, or 54.5%, during the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase in home closings was primarily attributable to the inclusion of a full year of H&H closings and our acquisition of MHI, which contributed 689 closings in the fourth quarter at an average sales price of $523,243. The overall average sales price of homes closed was $389,094 compared to $357,633 in 2020, an increase of 8.8% year over year, primarily due to home price appreciation and the MHI acquisition.

Cost of Sales and Gross Margin. Cost of sales for the year ended December 31, 2021 was $1,610.3 million, an increase of $647.4 million, or 67.2%, from $962.9 million for the year ended December 31, 2020. The increase in the cost of sales is primarily due to the increase in home closings in 2021 as compared to 2020. Gross margin for the year ended December 31, 2021 was $307.0 million, an increase of $142.0 million, or 86.0%, from $165.0 million for the year ended December 31, 2020. Gross margin as a percentage of home sales revenue was 16.0% for the year ended December 31, 2021, an increase of 140 bps, or 9.4%, from 14.6% for the year ended December 31, 2020. The increase in gross margin percentage was primarily attributable to home price appreciation outpacing cost inflation as well as lower cost of funds from the legacy operations offset by slightly lower margins on homes closings contributed by MHI in the fourth quarter of 14.5%.

Adjusted Gross Margin. Adjusted gross margin for the year ended December 31, 2021 was $416.4 million, an increase of $163.7 million, or 64.8%, from $252.7 million for the year ended December 31, 2020. Adjusted gross margin as a percentage of home sales revenue for the year ended December 31, 2021 was 21.7%, a decrease of 80 bps, or 3.5%, as compared to 22.5%, for the year ended December 31, 2020. The increase in adjusted gross margin was due to higher closing volume year over year. The decrease in adjusted gross margin percentage is attributable to MHI, which was acquired in the fourth quarter and has yet to benefit from the Company’s economies of scale. Adjusted gross margin is a non-GAAP financial measure. For the definition of adjusted gross margin and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 2021 was $154.4 million, an increase of $64.0 million, or 70.9%, from $90.4 million for the year ended December 31, 2020. The increase in selling, general and administrative expense was primarily due to higher closing volume and the inclusion of expenses of H&H for the full year of 2021 compared to the fourth quarter in 2020 and the inclusion of $29.8 million in expenses of MHI for the fourth quarter of 2021.

Income from Equity in Earnings of Unconsolidated Entities. Income from equity in earnings of unconsolidated entities for the year ended December 31, 2021 was $9.4 million, an increase of $1.4 million, or 18.0%, as compared to $8.0 million for the year ended December 31, 2020. The increase was mainly attributable to the results of the joint ventures interest purchased in conjunction with the MHI acquisition, partially offset by lower net income from Jet LLC, our mortgage joint venture with FBC Mortgage, LLC.

Other Income – Other.  Other income – Other for the year ended December 31, 2021 was $7.8 million, an increase of $6.5 million, or 492.2%, as compared to $1.3 million for the year ended December 31, 2020. The increase in other income was primarily due to the re-sale of former model homes purchased from investors during the year.

Other Expense – Other. Other expense – Other for the year ended December 31, 2021 was $12.8 million, an increase of $9.6 million, or 300.6%, as compared to $3.2 million for the year ended December 31, 2020. The increase in other expense is primarily attributable to the settlement of the Silver Meadows Townhome Owners Association, Inc lawsuit (see Note 18. Subsequent events). The increase is also due to expenses related to the aforementioned purchase and re-sale of former model homes.

Other Income – Paycheck Protection Program Forgiveness. Other income related to the forgiveness of the Paycheck Protection Program (“PPP”) grant for the year ended December 31, 2021 was $7.2 million, which did not occur in 2020.

Other Expense – Contingent Consideration Revaluation. Contingent consideration expense for the year ended December 31, 2021 was $7.5 million, an increase of $6.1 million or 446.4%, as compared to $1.4 million for the year ended December 31, 2020. The increase in contingent consideration expense is primarily due to fair value adjustments of future expected earnout payments from the acquisition of H&H and the acquisition of MHI, which contributed one quarter of contingent consideration adjustment, not included in the previous year ended December 31, 2020.

Net and Comprehensive Income. Net and comprehensive income for the year ended December 31, 2021 was $134.6 million, an increase of $50.1 million, or 59.3%, from $84.5 million for the year ended December 31, 2020. The increase in net and comprehensive income was primarily attributable to an increase in gross margin on homes closed of $142.0 million, or 86.0%, during the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Net and Comprehensive Income Attributable to Noncontrolling Interests. Net and comprehensive income attributable to noncontrolling interests for the year ended December 31, 2021 was $13.5 million, an increase of $8.1 million, or 148.4%, as compared to $5.4 million for the year ended December 31, 2020.

Net and Comprehensive Income Attributable to Dream Finders Homes, Inc. Net and comprehensive income attributable to Dream Finders Homes, Inc. for the year ended December 31, 2021 was $121.1 million, an increase of $42.0 million, or 53.2%, from $79.1 million for the year ended December 31, 2020. The increase was primarily attributable to a significant increase in home closings and gross margin. The change in net and comprehensive income attributable to Dream Finders Homes, Inc. is reduced by $27.5 million in income tax expense for the year ended December 31, 2021, which was not applicable to DFH LLC, as it was taxed as a pass-through entity.

Backlog. Backlog at December 31, 2021 was 6,381 homes valued at approximately $2,913.2 million based on average sales price, an increase of 3,957 homes and $2,048.1 million, respectively, or 163.2% and 236.7%, respectively, as compared to 2,424 homes valued at approximately $865.1 million at December 31, 2020. MHI contributed 1,734 homes in backlog at December 31, 2021. The overall increase in backlog was primarily attributable to an increase in net new orders of 2,618 or 62.5%, including 589 attributable to MHI.  Also, active community count increased by 79 or 62.7%, including 98 attributable to MHI.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following table presents summary consolidated results of operations for the periods presented:

	Year Ended December 31,
	2020	2019	Amount Change	% Change
Revenues	$1,133,806,607	$744,292,323	$389,514,284	52.3%
Cost of sales	962,927,606	641,340,496	321,587,110	50.1%
Selling, general and administrative expense	90,359,182	63,572,811	26,786,371	42.1%
Income from equity in earnings of unconsolidated entities	(7,991,764)	(2,208,182)	(5,783,582)	261.9%
Gain on sale of assets	(117,840)	(28,652)	(89,188)	311.3%
Other Income
Other	(1,321,741)	(2,447,879)	1,126,138	-46.0%
Paycheck Protection Program forgiveness	-	-	-	0.0%
Other Expense
Other	3,188,183	2,888,526	299,657	10.4%
Contingent consideration revaluation	1,378,686	(3,944,030)	5,322,716	386.1%
Interest expense	870,868	221,449	649,419	293.3%
Income tax expense	-	-	-	0.0%
Net and comprehensive income	$84,513,427	$44,897,784	39,615,643	46.9%
Net and comprehensive income attributable to non-controlling interests	(5,419,972)	(5,706,518)	286,546	-5.0%
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$79,093,455	$39,191,266	$39,902,189	50.4%

Earnings per share
Basic	$-	$-	$-	0.0%
Diluted	$-	$-	$-	0.0%
Weighted-average number of shares
Basic	-	-	-	0.0%
Diluted	-	-	-	0.0%
Consolidated Balance Sheets Data (at period end):
Cash and cash equivalents	$43,657,779	$50,597,392	$(6,939,613)	-13.7%
Total assets	$733,680,241	$514,919,450	$218,760,791	42.5%
Long-term debt, net	$319,531,998	$232,013,468	$87,518,530	37.7%
Finance lease liabilities	$345,062	$498,691	$(153,629)	-30.8%
Preferred mezzanine equity	$55,638,450	$58,269,166	$(2,630,716)	-4.5%
Common mezzanine equity	$20,593,001	$16,248,246	$4,344,755	26.7%
Common members' equity	$103,852,646	$56,502,464	$47,350,182	83.8%
Non-controlling interests	$31,939,117	$30,471,371	$1,467,746	4.8%
Other Financial and Operating Data (unaudited)
Active communities at end of period(1)	126	85	41	48.2%
Home closings	3,154	2,048	1,106	54.0%
Average sales price of closed homes(2)	$357,633	$362,728	$(5,095)	-1.4%
Net new orders	4,186	2,139	2,047	95.7%
Cancellation rate	12.8%	15.6%	-2.8%	-17.9%
Backlog (at period end) - homes	2,424	854	1,570	183.8%
Backlog (at period end, in thousands) - value	$865,109	$334,783	$530,326	158.4%
Gross margin (in thousands)(3)	$165,048	$98,405	$66,643	67.7%
Gross margin %(4)	14.6%	13.3%	1.3%	10.0%
Adjusted gross margin (in thousands)(5)	$252,695	$156,344	$96,351	61.6%
Adjusted gross margin %(3)	22.5%	21.1%	1.4%	6.6%
EBITDA (in thousands)(5)	$120,885	$70,522	$50,363	71.4%
EBITDA margin %(5)(6)	10.7%	9.5%	1.2%	12.6%
Adjusted EBITDA (in thousands) (5)	$121,832	$71,417	$50,415	70.6%
Adjusted EBITDA margin (5)(6)	10.7%	9.6%	1.1%	11.5%

(1)	A community becomes active once the model is completed or the community has its fifth sale. A community becomes inactive when it has fewer than five units remaining to sell.
(2)	Average sales price of homes closed is calculated based on home sales revenue, excluding the impact of deposit forfeitures and percentage of completion revenues, over homes closed.
(3)	Gross margin is home sales revenue less cost of sales.
(4)	Calculated as a percentage of home sales revenue.
(5)
Adjusted gross margin, EBITDA and Adjusted EBITDA are non-GAAP financial measures. For definitions of these non-GAAP financial measures and a reconciliation to our most directly comparable financial measures calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

(6)	Calculated as a percentage of revenues.

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

Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 2020 was $90.4 million, an increase of $26.8 million, or 42.1%, from $63.6 million for the year ended December 31, 2019. The increase in selling, general and administrative expense was primarily due to the inclusion of expenses for the operations of H&H Homes for the fourth quarter of 2020, an increase in payroll related costs of $17.0 million (of which $3.0 million related to H&H Homes payroll expenses) commensurate with the increasing scale and profitability of the Company as well as increased costs related to the Corporate Reorganization and IPO in January 2021.

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

Other Income. Other income for the year ended December 31, 2020 was $1.3 million, a decrease of $1.1 million, or 46.0%, as compared to $2.4 million for the year ended December 31, 2019. The decrease in other income was primarily attributable to a decrease in joint venture home closings in the year ended December 31, 2020 as compared to the year ended December 31, 2019. Joint venture home closings were 247 and 254 for the years ended December 31, 2020 and 2019, respectively, with average sales prices of $319,200 and $397,300, respectively.

Other Expense. Other expense for the year ended December 31, 2020 was $3.2 million, an increase of $0.3 million, or 10.4%, as compared to $2.9 million for the year ended December 31, 2019. Other expense consists primarily of payments made to a land developer for homes closed in certain communities in our Colorado segment. This community was no longer active as of December 31, 2020.

Other Income / Expense – Contingent Consideration. Contingent consideration expense for the year ended December 31, 2020 was $1.4 million, a decrease of $5.3 million or 81.7%, as compared to $3.9 million in other income for the year ended December 31, 2019. The change in contingent consideration is primarily due to VPH coming in below initial projections in 2019 and H&H exceeding initial projections in 2020.

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

Net and Comprehensive Income Attributable to Dream Finders Homes, Inc.  Net and comprehensive income attributable to Dream Finders Homes, Inc. for the year ended December 31, 2020 was $79.1 million, an increase of $39.9 million, or 101.8%, from $39.2 million for the year ended December 31, 2019. The increase was primarily attributable to a significant increase in home closings and gross margin. We closed 3,154 homes for the year ended December 31, 2020, an increase of 1,106 units, or 54.0%, from the 2,048 homes closed for the year ended December 31, 2019. Gross margin for the year ended December 31, 2020 was $165.0 million, an increase of $66.6 million, or 67.7%, from $98.4 million for the year ended December 31, 2019.

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

The following table presents a reconciliation of adjusted gross margin to the GAAP financial measure of gross margin for each of the periods indicated (unaudited and in thousands, except percentages):

	Year Ended December 31,
	2021	2020	2019
Revenues	$1,923,910	$1,133,807	$744,292
Other revenue	6,609	5,831	4,547
Home sales revenue	1,917,301	1,127,976	739,745
Cost of sales	1,610,332	962,928	641,340
Gross margin(1)	306,969	165,048	98,405
Interest expense in cost of sales	32,508	32,044	21,055
Amortization in cost of sales(3)	9,873	5,070	7,119
Commission expense	67,032	50,533	29,765
Adjusted gross margin	$416,382	$252,695	$156,344
Gross margin %(2)	16.0%	14.6%	13.3%
Adjusted gross margin %(2)	21.7%	22.5%	21.1%

(1)	Gross margin is home sales revenue less cost of sales.
(2)	Calculated as a percentage of home sales revenues.
(3)	Includes purchase accounting adjustments, as applicable.

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

The following table presents a reconciliation of EBITDA and adjusted EBITDA to the GAAP financial measure of net income for each of the periods indicated (unaudited and in thousands, except percentages):

	Year Ended December 31,
	2021	2020	2019
Net income	$121,133	$79,093	$39,191
Interest income	(6)	(45)	(99)
Interest expensed in cost of sales	32,533	32,044	21,055
Interest expense	672	871	221
Income tax expense	27,455	-	-
Depreciation and amortization	13,205	8,922	10,154
EBITDA	$194,992	$120,885	$70,522
Stock-based compensation expense	6,474	947	895
Adjusted EBITDA	$201,466	$121,832	$71,417
EBITDA margin %(1)	10.1%	10.7%	9.5%
Adjusted EBITDA margin %(1)	10.5%	10.7%	9.6%

(1)	Calculated as a percentage of revenues.

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

Selling, General and Administrative Expense

Selling, general and administrative expense consists of corporate and marketing overhead expenses such as payroll, stock compensation expense, insurance, IT, office expenses, advertising, outside professional services and travel expenses. Selling, general and administrative expense also includes maintaining model homes and sales centers, including the rent associated with any model homes or sales centers that we have sold and leased from a third party. We recognize these costs in the period they are incurred.

Income from Equity in Earnings of Unconsolidated Entities

Income from equity in earnings of unconsolidated entities consists primarily of income earned from minority interests in our unconsolidated mortgage banking joint venture, Jet LLC, which underwrites and originates home mortgages across our geographic footprint. Our 49.9% minority interest in Jet LLC is accounted for under the equity investment method and is not consolidated in our consolidated financial statements, as we do not control, and are not deemed the primary beneficiary of, Jet LLC’s income.

Other Income

Other income for 2021 includes one-time income related to the forgiveness of the PPP grant, proceeds from the re-sale of former model homes purchased from investors and interest income and management fees we earn for managing certain joint ventures. In general, we earn four to six percent of the sales price of homes built by us on behalf of the joint ventures.

Other Expense

Other expense consists primarily of contingent consideration valuation changes associated with earn out agreements with former owners of acquired entities and expenses related to the re-sale of former model homes purchased from investors.

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

Return on Participating Equity

Return on participating equity is pre-tax net and comprehensive income attributable to Dream Finders tax effected for our federal and state blended tax rate less accrued preferred unit distributions divided by average total participating equity. Participating equity is all equity that participates in the earnings of the Company, including Series A preferred equity and all common equity. Following consummation of the IPO, we became subject to taxation as a corporation, and prospectively we will calculate return on equity as net income attributable to Dream Finders less preferred distributions divided by the average beginning and ending participating equity for the fiscal year.

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

Cancellation Rate

We record a cancellation when a customer notifies us that he or she does not wish to purchase a home. Increasing cancellations are a negative indicator of future performance and can be an indicator of decreased revenues, cost of sales and net income. When a cancellation occurs, we generally retain the customer deposit and resell the home to a new customer. Cancellations can occur due to customer credit issues or changes to the customer’s desires. The cancellation rate is the total number of new sales purchase contracts cancelled during the period divided by the total new gross sales for homes during the period.

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

Liquidity and Capital Resources

Overview

We believe we have a prudent strategy for company-wide cash management, including controls related to cash outflows for lot deposits, land bank development arrangements, lot purchases and vertical construction lines of credit. We believe we are conservative, yet flexible in order to capitalize on potential opportunities to increase controlled lots in desirable locations.

As of December 31, 2021, we had $227.2 million in cash and cash equivalents (excluding $54.1 million of restricted cash), an increase of $183.5 million, or 420.5%, from $43.7 million as of December 31, 2020. Additionally, the Company has $49.4 million of availability under the Credit Agreement for a total of $276.6 million in total liquidity.

We generate cash from the sale of our inventory and through debt, mezzanine and equity financing. We intend to re-deploy the net cash generated to acquire and control land and further grow our operations year over year. Our principal uses of capital are lot deposits and purchases, vertical home construction, operating expenses and the payment of routine liabilities. During the year ended December 31, 2021, we also used cash in hand to make non-recurring payments in relation to the IPO.  We believe that our sources of liquidity are sufficient to satisfy our current commitments.

Finished lot and land bank option contracts

Cash flows generated by our projects can differ materially from our results of operations, as these depend upon the stage in the life cycle of each project. The majority of our projects begin at the land acquisition stage when we enter into finished lot option contracts by placing a deposit with a land seller or developer. Our lot deposits are an asset on our balance sheets, and these cash outflows are not recognized in our results of operations. Early stages in our communities require material cash outflows relating to finished rolling option lot purchases, entitlements and permitting, construction and furnishing of model homes, roads, utilities, general landscaping and other amenities, as well as ongoing association fees and property taxes. These costs are capitalized within our real estate inventory and are not recognized in our operating income until a home sale closes. As such, we incur significant cash outflows prior to the recognition of earnings. In later stages of the life cycle of a community, cash inflows could significantly exceed our results of operations, as the cash outflows associated with land purchase and home construction and other expenses were previously incurred. As of December 31, 2021, costs capitalized within company owned land and lots inventory on the Consolidated Balance Sheet were approximately $33.5 million, comprising land bank lot option fees, due diligence on land development and finished lot option deals, property taxes, and other less material pre-construction costs.

We actively enter into finished lot option contracts by placing deposits with land sellers of typically 10% or less of the aggregate purchase price of the finished lots. When entering into these contracts, we also agree to purchase finished lots at pre-determined time frames and quantities that match our expected selling pace in the community. For the year ended December 31, 2021, the majority of these future lot purchases were financed by the Credit Agreement.

From time to time, we also enter into land development arrangements with land sellers, land developers and land bankers. We typically provide a lot deposit of 15% or less in the case of land bank option contracts, of the total investment required to develop lots that we will have the option to acquire in the future. In these transactions, we also incur lot option fees that have historically been 15% or less of the outstanding capital balance held by the land banker. The initial investment and lot option fees require our ability to allocate liquidity resources to projects that will be not materialized into cash inflows or operating income in the near term. The above cash strategies are designed to allow us to maintain adequate lot supply in our existing markets and support ongoing growth and profitability. As we continue to operate in a low interest rate environment, with consistent increase in the demand for new homes and constrained lot supply compared to population and job growth trends, we intend to continue to re-invest our earnings into our business and focus on expanding our operations. In addition, as the opportunity to purchase finished lots in desired locations becomes increasingly more limited and competitive, we are committed to allocating additional liquidity to land bank deposits on land development projects, as this strategy mitigates the risks associated with holding undeveloped land on our balance sheet, while allowing us to control adequate lot supply in our key markets to support forecasted growth.

As of December 31, 2021, our lot deposits related to finished lot option contracts and land bank option contracts were $241.4 million. For the year ended December 31, 2021, we closed 4,874 homes, acquired 4,699 lots and started construction on 5,771 homes.

Credit Facilities, Letters of Credit, Surety Bonds and Financial Guarantees

Immediately following the closing of our IPO, we replaced all of our secured vertical construction lines of credit facilities with our Credit Agreement, with a syndicate of lenders and Bank of America, N.A, as administrative agent, providing for a senior unsecured revolving credit facility which has an initial aggregate commitment of up to $450.0 million and an accordion feature that allows the facility to expand to a borrowing base of up to $750.0 million.

On September 8, 2021, we entered into a First Amendment and Commitment Increase Agreement (the “Amendment”) to our Credit Agreement and increased the aggregate commitments to $742.5 million and three lenders were added as additional lenders under the Credit Agreement. As amended by the Amendment, the Credit Agreement includes provisions for any existing lender to, at the Company’s request, increase its revolving commitment under the Credit Agreement, add new revolving loan tranches under the Credit Agreement or add new term loan tranches under the Credit Agreement, in all cases not to exceed an aggregate of $1.1 billion. In addition, the Amendment clarified and modified certain definitions and covenants as more fully set forth therein, including modifications of certain financial covenants to facilitate the consummation of the MHI acquisition.

On September 29, 2021, in connection with the closing of the MHI acquisition, we exercised our right to further increase the aggregate commitments under the Credit Agreement to $817.5 million and one lender was added as an additional lender under the Credit Agreement.  On October 1, 2021, we borrowed $300.0 million in revolving loans under the Credit Agreement and paid off vertical lines of credit in connection with the MHI acquisition. Certain of our subsidiaries guaranteed the Company’s obligations under the Credit Agreement.  The Credit Agreement matures on January 25, 2024.

Our Credit Agreement contains covenants that, among other things, require that we (i) maintain a maximum debt ratio of 70.0% through March 2022, 62.5% through December 2022 and 60.0% thereafter; (ii) maintain an interest coverage ratio of 2.0 to 1.0; (iii) maintain a minimum liquidity equal to the ratio of not less than 1.0 to 1.0; (iv) maintain a minimum tangible net worth equal to the sum of (A) 75.0% of the tangible net worth as of the last fiscal quarter prior to the closing date of the Credit Agreement, (B) 50.0% of net income from the last fiscal quarter prior to the closing date of the Credit Agreement and (C) 50.0% of net proceeds received from all equity issuances after the closing date of the Credit Agreement; (v) maintain a maximum risks assets ratio of (A) the sum of the GAAP net book value for all finished lots, lots under development, unentitled land and land held for future development to (B) tangible net worth, of no greater than 1.0 to 1.0; (vi) not allow aggregate investments in unconsolidated affiliates to exceed 15.0% of tangible net worth, as of the last day of any fiscal quarter; and (vii) may not incur indebtedness other than (A) the obligations under the Credit Agreement, (B) non-recourse indebtedness in an amount not to exceed 15.0% of tangible net worth, (C) operating lease liabilities, finance lease liabilities and purchase money obligations for fixed or capital assets not to exceed $5.0 million in the aggregate, (D) indebtedness of financial services subsidiaries and VIEs and (E) indebtedness under hedge contracts entered into for purposes other than for speculative purposes.

As of December 31, 2021, we had total outstanding borrowings of $760.0 million under our Credit Agreement and an additional $8.1 million in letters of credit with the lenders from the Credit Agreement such that we could borrow an additional $49.4 million under the agreement. As of December 31, 2021, we were in compliance with the covenants set forth in our Credit Agreement.

We enter into surety bonds and letter of credit arrangements with local municipalities, government agencies and land developers. These arrangements relate to certain performance-related obligations and serve as security for certain land option agreements. At December 31, 2021, we had outstanding letters of credit and surety bonds totaling $9.9 million, inclusive of the $8.1 million above, and $53.7 million, respectively.

Leases

The Company has operating leases primarily associated with office space that is used by divisions outside of the Jacksonville area, model home sale-leasebacks and a corporate office building sale-leaseback. The Company also has finance leases for corporate office furniture.  As of December 31, 2021, the future minimum lease payments required under these leases totaled $25.1 million, with $4.4 million payable within 12 months. Further information regarding our leases is provided in Note 8 –Commitments and Contingencies to our consolidated financial statements.

Contingent Consideration

 Based on the terms of the purchase agreement, at the time of an acquisition, the Company may record a contingent consideration liability based on the expected value of any future earn out payments due to the acquiree for a typical period of up to five years post-acquisition. This liability is remeasured to fair value quarterly and the adjustment is recorded in other expense. As of December 31, 2021, the contingent consideration liability totaled $124.1 million, with $6.8 million payable within 12 months.  Further information regarding our contingent consideration liability is provided in Note 1 – Nature of Business and Significant Accounting Policies and Note 2 –Business Acquisition to our consolidated financial statements.

Series B Preferred Units

Following the Corporate Reorganization and upon completion of the IPO, MOF II DF Home LLC and MCC Investment Holdings LLC (both controlled by Medley Capital Corporation) continue to hold the Series B preferred units of DFH LLC. As such, they have certain rights and preferences with regard to DFH LLC that holders of our Class A common stock do not have.

In the event that the sole manager of DFH LLC elects, from time to time, to make distributions, the holders of the Series B preferred units are entitled to receive distributions until the holders of each outstanding Series B preferred unit have received distributions equaling 8% per annum cumulative preferred return on any outstanding and unreturned capital contribution applicable to such Series B preferred units (the “Series B Preferred Return”), which accrues quarterly. Once the holders of each Series B preferred unit have received distributions equaling the Series B Preferred Return, they are thereafter entitled to $1,000 per Series B preferred unit. Additionally, holders of the Series B preferred units are entitled to receive tax distributions sufficient to fund their federal and state income tax liabilities attributable to the taxable income on their Series B preferred units, if any. The Series B preferred units shall be deemed cancelled once they have received distributions totaling their initial capital contribution plus the Series B Preferred Return.

DFH LLC may not, without the prior approval of the holders of the Series B preferred units, issue or sell equity securities ranking senior to or pari passu with the Series B preferred units.

Holders of Series B preferred units have the right to vote on all matters submitted to a vote of the members of DFH LLC, but do not have the right to convert their Series B preferred units into shares of our common stock. Any holder of Series B preferred units desiring to transfer their Series B preferred units to a non-affiliated third party must either (i) obtain approval from the sole manager of DFH LLC or (ii) must first offer such units to DFH LLC at the same price that the proposed third-party transferee would have paid or, in certain cases, at fair market value.

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

Series C Preferred Units

Following the Corporate Reorganization and upon completion of the IPO on January 27, 2021, we redeemed all 26,000 outstanding Series C preferred units of DFH LLC at a redemption price of $26.0 million, plus accrued distributions and fees of $0.2 million.

Convertible Preferred Stock

On September 29, 2021, we sold 150,000 shares of newly-created Convertible Preferred Stock with an initial liquidation preference of $1,000 per share and a par value $0.01 per share, for an aggregate purchase price of $150.0 million. We used the proceeds from the sale of the Convertible Preferred Stock to fund the MHI acquisition and for general corporate purposes. Pursuant to the Certificate of Designations, the Convertible Preferred Stock ranks senior to the Class A and B common stock with respect to dividends and distributions on liquidation, winding-up and dissolution. Upon a liquidation, dissolution or winding up of the company, each share of Convertible Preferred Stock is entitled to receive the initial liquidation preference of $1,000 per share, subject to adjustment, plus all accrued and unpaid dividends thereon.  In addition, the Convertible Preferred Stock has the following terms:

•	Cumulative Dividends: The Convertible Preferred Stock accumulates cumulative dividends at a rate per annum equal to 9.00% payable quarterly in arrears.

•
Duration: The Convertible Preferred Stock is perpetual with call and conversion rights. The Convertible Preferred Stock is not convertible by the Purchasers in the first five years following issuance, with the exception of the acceleration of the Conversion Right (as defined below) upon breach of the protective covenants (described below). We can call the outstanding Convertible Preferred Stock at any time for one-hundred and two percent (102%) of its liquidation preference during the fourth year following its issuance and for one-hundred and one percent (101%) of its liquidation preference during the fifth year following its issuance (in each case, for the avoidance of doubt, plus accrued but unpaid dividends, if any). Subsequent to the fifth anniversary of its issuance, a purchaser can convert the Convertible Preferred Stock into Class A common stock (the “Conversion Right”). The conversion price will be based on the average of the trailing 90 days’ closing price of Class A common stock, less 20% of the average and subject to a floor conversion price of $4.00 (the “Conversion Discount”).

•
Protective Covenants: The protective covenants of the Convertible Preferred Stock require us to maintain compliance with all covenants related to (i) the Credit Agreement, as may be further amended from time to time; provided that any amendment, restatement, modification or waiver of the Credit Agreement that would adversely and materially affect the rights of the Purchasers will require the written consent of holders of a majority of the then-outstanding shares of Convertible Preferred Stock; and (ii) any agreement between the Company and any Purchaser (the covenants referred to in clauses (i) and (ii), collectively, the “Protective Covenants”). Non-compliance beyond any applicable cure period with the Protective Covenants (in the case of the Protective Covenants related to the Credit Agreement) will accelerate the Conversion Right, and in the event of such acceleration that occurs before the fifth anniversary following the issuance of the Convertible Preferred Stock, the “Conversion Discount” shall be increased from 20% to 25%.

•	Voting Rights: Except as may be expressly required by Delaware law, the shares of Convertible Preferred Stock have no voting rights.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$65,109	$96,911	$30,429
Net cash provided by (used in) investing activities	(523,025)	(13,027)	(17,820)
Net cash provided by (used in) financing activities	645,882	(65,830)	26,077

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net cash provided by operating activities was $65.1 million for the year ended December 31, 2021, a decrease of $31.8 million, as compared to $96.9 million of net cash provided by operating activities for the year ended December 31, 2020. The decrease in net cash provided by operating activities was driven by an increase in lot deposits of $134.2 million and inventories of $80.1 million, as the Company continues to deploy its available cash to secure finished lots in the future and in building its backlog of homes.  The decrease was partially offset by higher deposits of $78.2 million received from customers, higher accounts payable and accrued expenses of $63.4 million and the increase in net income generated on home closings.

Net cash used in investing activities was $523.0 million for the year ended December 31, 2021, an increase of $510.0 million, as compared to $13.0 million of cash used in investing activities for the year ended December 31, 2020. The increase in net cash used in investing activities was primarily attributable to the Company’s acquisitions of Century Homes and MHI during the first quarter and fourth quarter of 2021, respectively.

Net cash provided by financing activities was $645.9 million for the year ended December 31, 2021, an increase of $711.7 million, as compared to $65.8 million of cash used in financing activities for the year ended December 31, 2020. The increase in net cash used in financing activities was primarily attributable to borrowings from our Credit Agreement, including $300.0 million utilized to refinance the vertical lines of credit of MHI upon acquisition; the Corporate Reorganization, which included IPO proceeds of $130.0 million, and the issuance of $149.0 million of convertible preferred stock (net of issuance costs). The increases were partially offset by the redemption of Series C preferred units of DFH LLC of $26 million, payments to terminate the Company’s historical vertical construction lines of credit, as well as MHI’s vertical lines of credit and notes payable upon acquisition, and the repayment of the $20 million bridge loan utilized to fund the H&H Acquisition.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net cash provided by operating activities was $96.9 million for the year ended December 31, 2020, an increase of $66.5 million, as compared to $30.4 million of net cash provided by operating activities for the year ended December 31, 2019. The increase in net cash provided by operating activities was driven by higher deposits received from customers of $37.6 million and the increase in net income generated on home closings, partially offset by an increase of lot deposits of $37.9 million to secure finished lots in the future.

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

Net cash used in financing activities was $65.8 million for the year ended December 31, 2020, a decrease of $91.9 million, as compared to $26.1 million of cash provided by financing activities for the year ended December 31, 2019. The decrease in net cash used in financing activities was primarily attributable to the redemption of the Series D preferred units of DFH LLC of $12.0 million, increased payments on construction lines of credit as a result of higher home closings of 1,106, as well as increased tax distributions of $7.9 million to the members of DFH LLC.

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

Historically, we have utilized joint ventures to finance the acquisition and development of finished lots. We consolidate the assets, liabilities and income from certain of these joint ventures under GAAP. The revenues and cost of sales associated with homes closed from these consolidated joint ventures are recognized in revenues and cost of sales, respectively, on our Consolidated Statements of Comprehensive Income contained in our consolidated financial statements included elsewhere herein. The portion of income that is due and the equity that is attributable to our joint venture partners is recognized under the net and comprehensive income attributable to noncontrolling interests on our Consolidated Statements of Comprehensive Income contained in our consolidated financial statements included elsewhere herein. In the future, our primary financing strategy for controlling finished lots will be through the utilization of land bank relationships. Land bank relationships may result in a higher cost of sales, but we will not be required to share home closing gross margin with our land bank partners. This may reduce the net and comprehensive income attributable to noncontrolling interests and gross margin.

Availability of Mortgages; Applicable Interest Rates

The majority of our homebuyers in 2021 obtained a mortgage to purchase their home. As a result, the availability of mortgages on terms that make purchases of our homes affordable to a broad base of consumers has a significant impact on our business. The availability and accessibility of mortgages can depend in part on current interest rates and down payment requirements, which are not within our control. The majority of our customers that obtain mortgages obtain loans that conform to the terms established by Freddie Mac and Fannie Mae. Interest rates available to homebuyers obtaining conforming loans are driven by Freddie Mac’s and Fannie Mae’s ability to package and sell loans in the secondary market. Disruptions in this supply chain could impact our business significantly if our homebuyers are unable to obtain mortgages on terms that are acceptable, or at all.

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

Housing Supply and Demand

When the supply of new homes exceeds new home demand, new home prices may generally be expected to decline. Although the COVID-19 pandemic initially caused a sharp decline in our homebuilding business in March and April 2020, the decline was followed by a sharp increase in our sales that began in May 2020 and has continued to steadily increase. As a result of the COVID-19 pandemic, we continue to observe an increase in demand from entry-level homebuyers, our primary customer focus, seeking to move out of apartments and into more spacious homes in anticipation of spending more time at home with remote-working arrangements increasing in prevalence. The U.S. housing market is expected to continue to weather the COVID-19 pandemic relatively well given supply dynamics and lack of distressed home sales. Recent job losses are more concentrated in lower income bands, impacting apartment rentals more than for sale housing. We expect housing market conditions to remain relatively healthy in 2022 based on the limited supply of resale homes, population growth continuing to outpace new home construction and relatively low interest rates.

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

Factors Affecting the Comparability of Our Financial Condition and Results of Operations

Our historical financial condition and results of operations for the periods presented may not be comparable, either from period to period or going forward, as a result of our recent acquisitions as well as the following reasons:

Corporate Reorganization

For information regarding our Corporate Reorganization, see “Business—Corporate Reorganization.”

Income Taxes

Prior to the IPO and the related Corporate Reorganization, we were composed of various pass-through entities that are all treated as partnerships for federal income tax purposes, but are subject to certain minimal taxes and fees; however, income taxes on taxable income or losses realized by our predecessor, DFH LLC, are generally the obligation of the individual members or partners. Following the consummation of the IPO, we became be a corporation subject to corporate-level taxes, our income taxes became dependent upon our taxable income and our net income in future periods now reflects such taxes. We will recognize the financial statement impacts of GAAP and tax timing differences on a quarterly basis. See “—Results of Operations” for further clarity on the comparability differences between our current and future financial statements.

Selling, General and Administrative Expense

Our selling, general and administrative expense have increased as a result of the H&H acquisition and the initial and on-going compliance costs associated with being a public company, including certain provisions of the Sarbanes-Oxley Act and related SEC regulations, and the requirements associated with our Class A common stock being approved for listing on Nasdaq. As a result of being a public company, we will need to increase our operating expenses in order to pay our employees, legal counsel and accountants to assist us in, among other things, external reporting, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act and preparing and distributing periodic public reports in compliance with our obligations under applicable federal securities laws. We may need to hire additional employees to perform this compliance and reporting function. We also recognized the acceleration of certain of our predecessor’s, DFH LLC, costs, such as capitalized debt issuance costs and unvested stock compensation, which vested at the date of the IPO.

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

While our significant accounting policies are more fully described in Note 1. Nature of Business and Significant Accounting Policies to our consolidated financial statements, we believe the following topics reflect our critical accounting policies and our more significant judgment and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue in two ways. In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, revenues from home sales with respect to homes that we construct on homesites to which we own title are recorded at the time each home sale is closed and title and possession are transferred to the buyer. In accordance with ASC 606, revenues from home sales in which the buyer retains title to the homesite while we build the home are recognized based on the percentage of completion of the home construction, which is measured on a quarterly basis.

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

Inventories are carried at the lower of accumulated cost or net realizable value. We periodically review the performance and outlook of our inventories for indicators of potential impairment. No impairments were recognized during the years ended December 31, 2021, 2020 and 2019.

Business Combinations and Valuation of Contingent Consideration

The Company accounts for business combinations using the acquisition method. Under ASC 805 a business combination occurs when an entity obtains control of a “business.” The Company determines whether or not the gross assets acquired meet the definition of a business. If they meet this criteria, the Company accounts for the transaction as a stock purchase. If they do not meet this criteria the transaction is accounted for as an asset purchase. The consideration transferred in the acquisition is generally measured at fair value, as are the identifiable net assets acquired. Any goodwill that arises is tested annually for impairment. Any gain on a bargain purchase is recognized in profit or loss immediately. Transaction costs are expensed as incurred, except if related to the issuance of debt or equity securities. Any contingent consideration is measured at fair value at the date of acquisition and is based on expected cash flow of the acquisition target discounted over time using an observable market discount rate. The Company generally utilizes outside valuation experts to determine the amount of contingent consideration. Contingent consideration is remeasured at fair value at each reporting date and subsequent changes in the fair value of the contingent consideration are recognized in other income or other expense on the Consolidated Statements of Comprehensive Income.

Recent Accounting Pronouncements

See Note 1. Nature of Business and Significant Accounting Policies to our consolidated financial statements.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2021, 2020 and 2019. Although the impact of inflation has not been significant in recent years, it is still a factor in the U.S. economy, and we tend to experience inflationary pressure on wages and raw materials. Our operations may be negatively impacted by inflation due to increasing construction costs, labor, materials as well as land acquisition and financing costs.  Inflation can also result in rising mortgage interest rates, which can, in turn, substantially limit the ability of a typical homebuyer, relying on mortgage financing, to purchase a new home. During 2021, although there were increases in the cost of labor and materials, the costs were outpaced by price increases in homes closed, and as such, did not have a material impact on our gross margins.

Off-Balance Sheet Arrangements

Asset-Light Lot Acquisition Strategy

We operate an asset-light and capital efficient lot acquisition strategy primarily through finished lot option contracts and land bank option contracts. See “Business—Business Opportunities” for further information on these option contracts, but these contracts generally allow us to forfeit our right to purchase the lots controlled by these option contracts for any reason, and our sole legal obligation and economic loss as a result of such forfeitures is limited to the amount of the deposits paid pursuant to such option contracts and, in the case of land bank option contracts, any related fees paid to the land bank partner. We do not have any financial guarantees or completion obligations, and we do not guarantee lot purchases on a specific performance basis under these agreements.

As of December 31, 2021, we controlled over 38,300 lots through finished lot option contracts and land bank option contracts. Our entire risk of loss pertaining to the aggregate purchase price of contractual commitments resulting from our non-performance under our finished lot option contracts and land bank option contracts is limited to approximately $241.4 million in lot deposits as of December 31, 2021. In addition, we have capitalized costs of $33.5 million relating to our off-balance sheet arrangements and land development due diligence.

Surety Bonds and Letters of Credit

We enter into letter of credit and surety bond arrangements with local municipalities, government agencies and land developers. These arrangements relate to certain performance-related obligations and serve as security for certain land option agreements. At December 31, 2021, we had outstanding letters of credit and surety bonds totaling $9.9 million and $53.7 million, respectively. We believe we will fulfill our obligations under the related arrangements and do not anticipate any material losses under these letters of credit or surety bonds.

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

Dream Finders Homes, Inc. and Subsidiaries
Index

Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dream Finders Homes, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dream Finders Homes, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income, of  mezzanine equity, members’ equity and stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As described in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for cash proceeds from home closings that are in-transit from or held within title company escrow accounts for the benefit of the Company in 2021.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Valuation of Contingent Consideration

As described in Note 1 to the consolidated financial statements, the Company has recorded contingent consideration related to the acquisitions of McGuyer Homebuilders, Inc. in 2021, H&H Constructors of Fayetteville in 2020, and Village Park Homes in 2019. Management recorded the fair value of the contingent consideration as a liability on the respective acquisition dates. The estimated earn-out payments are subsequently remeasured to fair value at each reporting date based on the estimated future earnings of the acquired entities and the reassessment of risk-adjusted discount rates. The measurement of contingent consideration was based on projected cash flows such as revenues, gross margin, overhead expenses, and pre-tax income and discounted to present value using the discounted cash flow method. As of December 31, 2021, the liability for contingent consideration was $124.1 million.

The principal considerations for our determination that performing procedures relating to the valuation of contingent consideration is a critical audit matter are (i) the significant judgment by management when estimating the fair value of contingent consideration; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected pre-tax income and the risk-adjusted discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing management’s process for estimating the fair value of contingent consideration, which included evaluating the appropriateness of the discounted cash flow methods, testing the completeness and accuracy of data used in the methods, and evaluating the reasonableness of management’s significant assumptions related to projected pre-tax income and the risk-adjusted discount rates. Evaluating the reasonableness of the projected pre-tax income involved considering the past performance of the acquired businesses, as well as economic and industry forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the discounted cash flow methods and the reasonableness of the risk-adjusted discount rates.

/s/ PricewaterhouseCoopers LLP
Jacksonville, Florida
March 16, 2022

We have served as the Company’s auditor since 2019.

Dream Finders Homes, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020

Assets
Cash and cash equivalents	$227,227,020	$43,657,779
Restricted cash (VIE amounts of $4,275,399 and $8,793,201)	54,094,838	49,715,553
Accounts receivable (VIE amounts of $2,683,870 and $1,288,359)	33,482,341	16,765,719
Inventories:
Construction in process and finished homes	961,778,789	396,630,945
VIE owned land and lots	21,685,688	40,900,552
Company owned land and lots	83,197,267	46,839,616
Lot deposits	241,405,730	66,272,347
Equity method investments	15,967,376	4,545,349
Property and equipment, net	6,789,005	4,309,071
Operating lease right-of-use assets	19,358,941	14,219,248
Finance lease right-of-use assets	140,484	335,791
Intangible assets, net of amortization	9,139,822	2,660,003
Goodwill	171,927,291	28,566,232
Deferred tax asset	4,231,519	-
Other assets (VIE amounts of $2,185,265 and $0)	43,821,512	18,262,036
Total assets	$1,894,247,623	$733,680,241
Liabilities
Accounts payable (VIE amounts of $1,308,806 and $1,315,582)	$113,498,063	$37,418,693
Accrued expenses (VIE amounts of $6,914,975 and $9,977,268)	139,367,902	67,401,055
Customer deposits	177,684,898	59,392,135
Construction lines of credit	760,000,000	289,878,716
Notes payable (VIE amounts of $1,979,389 and $8,821,282)	3,291,389	29,653,282
Operating lease liabilities	19,826,233	14,410,560
Finance lease liabilities	139,581	345,062
Contingent consideration	124,056,279	23,157,524
Total liabilities	$1,337,864,345	$521,657,027
Commitments and contingencies (Note 8)
Mezzanine Equity
Preferred mezzanine equity	155,219,576	55,638,450
Common mezzanine equity	-	20,593,001
Total mezzanine equity	$155,219,576	$76,231,451

Members’ Equity
Common members’ equity	-	103,852,646
Total members’ equity	$-	$103,852,646

Stockholders’ Equity - Dream Finders Homes, Inc.
Class A common stock, $0.01 per share, 289,000,000 authorized, 32,295,329 outstanding	322,953	-
Class B common stock, $0.01 per share, 61,000,000 authorized, 60,226,153 outstanding	602,262	-
Additional paid-in capital	257,963,419	-
Retained earnings	118,193,998	-
Non-controlling interests	24,081,070	31,939,117
Total mezzanine equity, members’ equity and stockholders’ equity	556,383,278	212,023,214
Total liabilities, mezzanine equity, members’ equity and stockholders’ equity	$1,894,247,623	$733,680,241

The accompanying notes are an integral part of these consolidated financial statements.

Dream Finders Homes, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Twelve Months Ended December 31,
	2021	2020	2019

Revenues	$1,923,909,806	$1,133,806,607	$744,292,323
Cost of sales	1,610,331,738	962,927,606	641,340,496
Selling, general and administrative expense	154,404,500	90,359,182	63,572,811
Income from equity in earnings of unconsolidated entities	(9,427,868)	(7,991,764)	(2,208,182)
Gain on sale of assets	(87,023)	(117,840)	(28,652)
Loss on extinguishment of debt	711,485	-	-
Other Income
Other	(7,827,391)	(1,321,741)	(2,447,879)
Paycheck Protection Program forgiveness	(7,219,794)	-	-
Other Expense
Other	12,770,697	3,188,183	2,888,526
Contingent consideration revaluation	7,532,830	1,378,686	(3,944,030)
Interest expense	672,172	870,868	221,449
Income before taxes	162,048,460	84,513,427	44,897,784
Income tax expense	(27,454,642)	-	-
Net and comprehensive income	$134,593,818	$84,513,427	$44,897,784
Net and comprehensive income attributable to non-controlling interests	(13,461,317)	(5,419,972)	(5,706,518)
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$121,132,501	$79,093,455	$39,191,266
Earnings per share(1)
Basic	$1.27	$-	$-
Diluted	$1.27	$-	$-
Weighted-average number of shares
Basic	92,521,482	-	-
Diluted	95,313,593	-	-

(1)
The Company calculated earnings per share (“EPS”) based on net income attributable to common stockholders for the period January 21, 2021 through December 31, 2021 over the weighted average diluted shares outstanding for the same period. EPS was calculated prospectively for the period subsequent to the Company’s initial public offering and corporate reorganization, resulting in 92,521,482 shares of common stock outstanding as of the closing of the initial public offering. The total outstanding shares of common stock are made up of Class A common stock and Class B common stock, which participate equally in their ratable ownership share of the Company. Diluted shares were calculated by using the treasury stock method for stock grants and the if‐converted method for the convertible preferred stock and the associated preferred dividends.

The accompanying notes are an integral part of these consolidated financial statements.

Dream Finders Homes, Inc. and Subsidiaries
Consolidated Statements of Mezzanine Equity, Members’ Equity and Stockholders’ Equity

	Redeemable Preferred Units/Stock Mezzanine		Redeemable Common Units Mezzanine		Common Units Members’		Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Total Non- Controlling Interests	Total Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	49,543	$15,875,538	5,774	$13,534,739	76,655	$33,093,591	-	$-	-	$-	$-	$-	$28,929,857	$91,433,725
Unit compensation	-	-	-	-	-	895,000	-	-	-	-	-	-	-	895,000
Contributions	12	38,530,504	-	-	-	-	-	-	-	-	-	-	-	38,530,504
Contributions from non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	-	9,783,372	9,783,372
Conversion of units	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Distributions	-	(2,235,752)	-	(401,296)	-	(7,463,714)	-	-	-	-	-	-	(13,948,376)	(24,049,138)
Net income	-	6,098,876	-	3,114,803	-	29,977,587	-	-	-	-	-	-	5,706,518	44,897,784
Balance at December 31, 2019	49,555	$58,269,166	5,774	$16,248,246	76,655	$56,502,464	-	$-	-	$-	$-	$-	$30,471,371	$161,491,247
Unit compensation	-	-	-	-	-	946,609	-	-	-	-	-	-	-	946,609
Contributions	-	-	1,236	-	-	-	-	-	-	-	-	-	-	-
Contributions from non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	-	3,882,625	3,882,625
Conversion of units	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	(1,012)	(13,000,000)	-	-	-	-	-	-	-	-	-	-	-	(13,000,000)
Distributions	-	(2,521,991)	-	(1,201,947)	-	(14,251,905)	-	-	-	-	-	-	(7,834,851)	(25,810,694)
Net income	-	12,891,275	-	5,546,702	-	60,655,478	-	-	-	-	-	-	5,419,972	84,513,427
Balance at December 31, 2020	48,543	$55,638,450	7,010	$20,593,001	76,655	$103,852,646	-	$-	-	$-	$-	$-	$31,939,117	$212,023,214
Unit compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Contributions	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Contributions from non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of units	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Distributions	-	(3,617,390)	-	(1,274,690)	-	(18,384,243)	-	-	-	-	-	-	(3,476,258)	(26,752,581)
Net income	-	(157,451)	-	(91,043)	-	(995,588)	-	-	-	-	-	-	210,340	(1,033,742)
Balance at January 20, 2021 - prior to reorganiation and transactions and IPO	48,543	$51,863,609	7,010	$19,227,268	76,655	$84,472,815	-	$-	-	$-	$-	$-	$28,673,199	$184,236,891
Reorganization transactions	(15,400)	(19,957,513)	(7,010)	(19,227,268)	(76,655)	(84,472,815)	21,255,329	212,553	60,226,153	602,262	122,842,781	-	-	-
Issuance of common stock in IPO, net	-	-	-	-	-	-	11,040,000	110,400	-	-	129,886,962	-	-	129,997,362
Issuance of convertible preferred stock	150,000	148,124,400	-	-	-	-	-	-	-	-	-	-	-	148,124,400
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	5,233,676	-	-	5,233,676
Contributions	-	-	-	-	-	-	-	-	-	-	-	-	2,000,000	2,000,000
Contibutions from non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of units	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemptions	(26,000)	(25,530,505)	-	-	-	-	-	-	-	-	-	-	-	(25,530,505)
Distributions	-	-	-	-	-	-	-	-	-	-	-	(13,000)	(19,843,105)	(19,856,105)
Preferred dividends declared	-	-	-	-	-	-	-	-	-	-	-	(3,450,000)	-	(3,450,000)
Net income (loss)	-	719,585	-	-	-	-	-	-	-	-	-	121,656,998	13,250,976	135,627,559
Balance at December 31, 2021	157,143	$155,219,576	-	$-	-	$-	32,295,329	$322,953	60,226,153	$602,262	$257,963,419	$118,193,998	$24,081,070	$556,383,278

The accompanying notes are an integral part of these consolidated financial statements

Dream Finders Homes, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net income	$134,593,818	$84,513,427	$44,897,784
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Depreciation and amortization	5,938,061	3,851,876	3,035,451
Gain on sale of property and equipment	(87,023)	(117,840)	(28,652)
Amortization of debt issuance costs	1,959,943	2,090,711	2,318,286
Extinguishment of unamortized debt issuance costs	506,466	-	-
Amortization of right-of-use operating lease	3,786,381	3,842,801	2,622,569
Amortization of right-of-use financing lease	126,568	158,358	366,241
Stock compensation expense	5,233,676	946,609	895,000
Income from Paycheck Protection Program	7,219,794	-	-
Deferred tax benefit	(945,534)	-	-
Income from equity method investments, net of distributions received	(3,918,264)	(2,679,894)	(86,242)
Remeasurement of contingent consideration	7,532,830	1,378,786	(3,944,030)
Changes in Operating Assets and Liabilities, Net of Effects from Acquisitions
Inventories	(80,195,985)	23,512,992	(30,902,010)
Lot deposits	(134,238,066)	(37,913,129)	(11,216,250)
Other assets and accounts receivable	(20,421,568)	(22,793,864)	(1,325,489)
Accounts payable and accrued expenses	63,360,881	6,197,891	19,398,115
Customer deposits	78,167,415	37,556,519	6,792,918
Operating lease ROU Assets	(7,418,285)
Operating lease liabilities	3,907,881	(3,633,859)	(2,394,942)
Net cash provided by operating activities	65,108,989	96,911,384	30,428,749

Cash Flows from Investing Activities
Purchase of property and equipment	(2,774,372)	(2,924,040)	(2,892,130)
Proceeds from disposal of property and equipment	508,168	241,918	91,397
Investments in equity method investments	(1,979,813)	(89,767)	(2,717,593)
Return of investments from equity method investments	668,139	6,578,525	704,703
Business combinations, net of cash acquired	(519,464,971)	(16,833,369)	(13,006,396)
Net cash used in investing activities	(523,042,849)	(13,026,733)	(17,820,019)

Cash Flows from Financing Activities
Proceeds from issuance of common stock in IPO, net	143,630,400	-	-
Proceeds from issuance of convertible preferred stock, net	148,500,000	-	-
Proceeds from construction lines of credit	1,894,574,866	713,917,939	550,865,562
Principal payments on construction lines of credit	(1,424,960,047)	(758,681,883)	(522,926,492)
Proceeds from notes payable	2,964,323	28,472,680	12,696,227
Principal payments on notes payable	(25,679,162)	(13,180,967)	(11,454,898)
Payment of debt issue costs	(7,656,655)	(1,994,858)	(2,264,196)
Payments of equity issuance costs	(14,008,637)	-	-
Payments on financing leases	(127,479)	(153,629)	(375,390)
Payments on contingent consideration	(1,206,769)	-	-
Other financing activities	(9,264)	-	-
Contributions from non-controlling interests	2,000,000	3,882,625	9,783,371
Distributions to non-controlling interests	(23,319,363)	(7,834,849)	(13,948,375)
Contributions	-	-	12,000,000
Distributions	(23,289,322)	(17,256,938)	(8,298,586)
Redemptions	(25,530,506)	(13,000,000)	-
Contribution from conversion of converted LLC units	123,657,597	-	-
Conversion of LLC units	(123,657,596)	-	-
Net cash provided by (used in) financing activities	645,882,386	(65,829,880)	26,077,223

Net increase in cash, cash equivalents and restricted cash	187,948,526	18,054,771	38,685,953
Cash, cash equivalents and restricted cash at beginning of period	93,373,332	75,318,561	36,632,608
Cash, cash equivalents and restricted cash at end of period	281,321,858	93,373,332	75,318,561

Supplemental Disclosure of Cash Flow Information
Cash paid for interest, net of amounts capitalized	672,172	900,225	299,689

Non-cash Financing Activities
Financed land payments to seller	8,916,211	-	-
Leased assets obtained in exchange for new operating lease liabilities	8,148,973	2,962,682	3,234,033
Accrued distributions	3,450,000	718,907	1,802,177
Equity issuance costs incurred	1,281,565	-	-
Contingent Consideration	94,572,694	16,310,000	9,412,768
Non-cash Investing Activities
Investment capital reallocation	(3,468,761)	1,171,112	-
Total non-cash financing and investing activities	112,900,682	21,162,701	14,448,978

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	227,227,020	43,657,779	50,597,392
Restricted cash	54,094,838	49,715,553	24,721,169

Total cash, cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$281,321,858	$93,373,332	$75,318,561

The accompanying notes are an integral part of these consolidated financial statements.

Dream Finders Homes, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Nature of Business and Significant Accounting Policies

Nature of Business
Dream Finders Homes, Inc. (the “Company” or “DFH, Inc.”) was incorporated in the State of Delaware on September 11, 2020. The Company was formed for the purpose of completing an initial public offering (“IPO”) of its common stock and related transactions in order to carry on the business of Dream Finders Holdings LLC, a Florida limited liability company (“DFH LLC”), as a publicly-traded entity. Pursuant to a corporate reorganization and completion of its Initial Public Offering (“IPO”) on January 25, 2021, the Company became a holding company for DFH LLC and its subsidiaries.

In connection with the IPO and pursuant to the terms of the Agreement and Plan of Merger by and among DFH, Inc., DFH LLC and DFH Merger Sub LLC, a Delaware limited liability company and direct, wholly owned subsidiary of DFH, Inc., DFH Merger Sub LLC merged with and into DFH LLC with DFH LLC as the surviving entity (the “Merger”). As a result of the Merger, all of the outstanding non-voting common units and Series A Preferred Units of DFH LLC converted into 21,255,329 shares of Class A common stock of DFH, Inc., all of the outstanding common units of DFH LLC converted into 60,226,152 shares of Class B common stock of DFH, Inc. and all of the outstanding Series B Preferred Units and Series C Preferred Units of DFH LLC remained outstanding. We refer to this and certain other related events and transactions, as the “Corporate Reorganization”.

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

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of DFH, its wholly owned subsidiaries and its investments that qualify for consolidation treatment (see Note 11). As a result of the reorganization transactions in connection with the IPO, for accounting purposes, our historical results included herein present the combined assets, liabilities and results of operations of Dream Finders Homes, Inc. since the date of its formation and Dream Finders Holdings LLC, a Florida limited liability company (“DFH LLC”) and its direct and indirect subsidiaries prior to the IPO.  All intercompany accounts and transactions have been eliminated in consolidation. There are no other components of comprehensive income not already reflected in net and comprehensive income on our Consolidated Statements of Comprehensive Income.

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

Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid instruments, with original maturities of three months or less. Cash and cash equivalents includes cash proceeds from home closings in-transit from or held by third-party escrow agents for the Company’s benefit, typically for less than five days, which are considered deposits in-transit. At various times throughout the year, the Company may have cash deposited with financial institutions that exceed the federally insured deposit amount. Management reviews the financial viability of these financial institutions on a periodic basis and does not anticipate nonperformance by the financial institutions. The Company had $372,726 and $9,676,416 of cash and cash equivalents in interest bearing money market accounts at December 31, 2021 and 2020, respectively.

Restricted Cash
Restricted cash represents funds held in accounts that are restricted for specific purposes. Restricted cash at December 31, 2021, includes $48,597,903 of escrow monies held in the title company, and $5,496,935 of funds related to specific future projects. Restricted cash at December 31, 2020, includes $39,837,702 of escrow monies held in the title company, and $9,877,851 of funds related to specific future projects.

Revenue Recognition
The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We recognize revenue by following the five-step model: (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied.

The Company’s revenues consist primarily of home sales in the United States, which is its principal market. Home sale transactions are made pursuant to contracts under which the Company typically has a single performance obligation to deliver a completed home to the homebuyer when closing conditions are met. The Company generally determines the selling price per home based on the expected cost-plus margin. The Company has performed an assessment and its contracts do not contain significant financing terms. Performance obligations are satisfied at the point in time when control of the asset is transferred to the customer, which is generally when title to and possession of the home and the risks and rewards of ownership are transferred to the homebuyer on the closing date. Under home sale contracts, the Company typically receives an initial cash deposit from the homebuyer at the time the sales contract is executed and receives the remaining consideration to which the Company is entitled, through an escrow agent, at closing. In certain contracts, the customer controls the underlying land upon which the home is constructed. For these specific contracts, the performance obligation is satisfied over time, as the Company’s performance creates or enhances an asset that the customer controls. The Company recognizes revenue for these contracts based on the percentage of completion of the project. Typically, the Company has two types of percentage of completion contracts.  The first type is with individual customers for which the Company acts as a general contractor on land owned by the homebuyer.  The second is with institutional buyers for which the Company acts as a general contractor on land owned by the institution.  Individual customers generally have construction-to-permanent loans that are taken out by the customer.  During the underwriting process for our individual customers and institutional customers a draw schedule is agreed upon by the bank, the customer and the Company. Funds are disbursed for labor and materials that have been completed or installed. These both result in a contract asset as work is being completed prior to receiving funds. A contract liability would be recorded in cases where we have received funds in excess of costs incurred. At December 31, 2021 and 2020, the contract asset related to percentage of completion contracts was $21,030,708 and $6,259,567, respectively, and included in other assets on the Consolidated Balance Sheets. At December 31, 2021 and 2020, the contract liability related to percentage of completion contracts was $3,906,312 and $0, respectively, included in accrued expenses on the Consolidated Balance Sheets.

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

Other Income and Expense
Other income includes income related to the forgiveness of the Paycheck Protection Program (“PPP”) grant, proceeds from sale of non-core assets and interest income and management fees we earn for managing certain joint ventures. In general, we earn four to six percent of the sales price of homes built by us on behalf of the joint ventures. Other expense consists primarily of expenses related to the sale of non-core assets and contingent consideration valuation changes associated with earn out agreements with former owners of acquired entities.

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

Inventories are carried at the lower of accumulated cost or net realizable value. The Company reviews the performance and outlook of its inventories for indicators of potential impairment on a quarterly basis at the community level. In addition to considering market and economic conditions the Company assesses current sales absorption levels and recent profitability. The Company looks for instances where sales prices for a home in backlog or potential sales prices for a future sold home would be at a level at which the carrying value of the home may not be recoverable. No impairments were recognized during the years ended December 31, 2021, 2020 or 2019.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred and betterments are capitalized. When items of property and equipment are sold or otherwise disposed, the asset and related accumulated depreciation accounts are eliminated and any gain or loss is included in operations.

Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Asset Class	Useful Lives
Furnitures and fixtures	2-7
Office equipment	4
Software	1-4
Vehicles	5
Buildings	39

Long-Lived Assets
The Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate an impairment may exist. Recoverability is measured by the expected undiscounted future cash flows of the assets compared to the carrying amount of the assets. If the expected undiscounted future cash flows are less than the carrying amount of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, appraisals, and, if appropriate, current estimated net sales proceeds from pending offers. There were no triggering events or impairments recorded during the years ended December 31, 2021, 2020 or 2019.

Intangibles Asset, Net of Amortization
The Company has intangible assets that consist of tradenames that are recorded in connection with acquisitions at their fair value based on the results of valuation analyses. Trademarks acquired in business combinations are generally valued using the relief-from-royalty method, which are Level 3-type measurements. Trademarks with finite lives are amortized over five-year periods.

Goodwill
Goodwill represents the excess of purchase price over the fair value of the assets acquired and the liabilities assumed in a business combination. See Note 2 for details on recent acquisitions. The Company tests for impairment at least annually as of October 1, but the Company tests for impairment more frequently if a triggering event occurs. This test assesses qualitative factors to determine if it is more likely than not that the fair value of the reporting units is less than their carrying value. These qualitative factors include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall performance of the reporting unit and other entity and reporting unit specific events. If the qualitative assessment indicates a stable fair value, no further testing is required. However, if the qualitative assessment indicates that the fair value of a reporting unit has declined past its carrying value, the Company will then calculate the fair value of the reporting unit based on discounted future cash flows. An impairment loss is recorded if this assessment concludes that the fair value of the reporting unit is less than its current carrying value. The Company completed its most recent goodwill impairment test on October 1, 2021, and determined that the fair value of all the reporting units was not less than carrying value. No impairment was recognized during the years ended December 31, 2021, 2020 or 2019. In addition, the Company has not recognized any impairment relating to triggering events that would cause additional impairment testing over goodwill.

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

Lot Deposits
Lot deposits represent amounts paid by the Company to secure the ability to acquire land for development or home sites through a contract. The Company enters into contracts with different land sellers to ensure it has property on which to build future homes over a two to four-year timeline. The contracts provide for a due diligence period during which the deposit is refundable, after which time the deposit may be partially or completely forfeited should the Company decide not to proceed. The Company reviews lot deposits for impairment on a quarterly basis and will record an impairment charge if it believes it will forfeit its deposit on an individual or portfolio of lots. There were no deposit forfeitures or impairments recorded as of December 31, 2021, 2020 and 2019, and the Company does not expect any over the next twelve months.

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

Contingent Consideration
In connection with the H&H Constructors of Fayetteville (“H&H”) acquisition in October 2020 (Note 2), the Company recorded contingent consideration based on estimated pre-tax net income of the acquired entity for the fourth quarter of 2020, fiscal years 2021, 2022, 2023 and the first quarter of 2024. In connection with the McGuyer Homebuilders, Inc. (“MHI”) acquisition in October 2021 (Note 2), the Company recorded contingent consideration based on estimated pre-tax net income of the acquired entity for the fourth quarter of 2021, fiscal years 2022, 2023, 2024 and the first three quarters of 2025. The measurement of contingent consideration was based on projected cash flows such as revenues, gross margin, overhead expenses and pre-tax income and discounted to present value using the discounted cash flow method. The Company recorded the fair value of the contingent consideration as a liability on the respective acquisition dates. The estimated earn-out payments are subsequently remeasured to fair value at each reporting date based on the estimated future earnings of the acquired entities and the re-assessment of risk-adjusted discount rates. The contingent consideration for each acquisition is scheduled to be paid out in April of each year subsequent to the anniversary of the respective acquisition closing date.

At December 31, 2021 and 2020, the Company remeasured contingent consideration related to the 2019 acquisition of Village Park Homes, LLC (“VPH”) and adjusted the liability to $7,580,126 and $6,847,524, respectively, based on revised pre-tax income forecasts as of the balance sheet date. The Company recorded contingent consideration adjustments resulting in $732,602 of expense, $1,378,686 of expense, and $3,944,030 of income for the years ended December 31, 2021, 2020 and 2019, respectively. These adjustments are included in Other expense – Contingent consideration valuation on the Consolidated Statements of Comprehensive Income.

At December 31, 2021 and 2020, the Company remeasured contingent consideration related to the acquisition of H&H and adjusted the liability to $19,739,135 and $16,310,000, respectively, based on revised pre-tax income forecasts as of the balance sheet date. The Company recorded contingent consideration adjustments resulting in $4,635,904 of expense and $0 of expense for the years ended December 31, 2021 and 2020, respectively. These adjustments are included in Other expense – Contingent consideration valuation on the Consolidated Statements of Comprehensive Income.

The Company measured contingent consideration related to the acquisition of MHI on October 1, 2021, and recorded a liability in the opening balance sheet of $94,572,694. At December 31, 2021, the Company remeasured contingent consideration related to the acquisition and adjusted the liability to $96,737,018, based on revised pre-tax income forecasts as of the balance sheet date. For the year ended December 31, 2021, the Company recorded Other expense - Contingent consideration valuation for MHI of $2,164,324.

Total contingent consideration on the Consolidated Balance Sheets is $124,056,279. The Company’s contingent consideration related to acquisition earn-out payments is based on a percentage of pre-tax net and comprehensive income achieved by the acquired entity and is discounted to present value using risk-adjusted discount rates that reflect current market conditions. The payment of the H&H and MHI earn-out is subject to minimal earnings thresholds, which must be met by H&H and MHI, respectively, before an earn-out payment occurs.

Maximum potential exposure for contingent consideration is not estimable based on the contractual terms of the contingent consideration agreements, which allow for a percentage payout based on a potentially unlimited range of pre-tax income. In April 2021, the Company paid $1,206,769 in contingent consideration to H&H. There were no other payments of contingent consideration for the years ended December 31, 2021, 2020 and 2019. See Note 15 — Fair Value Disclosures for additional discussion on fair value measurement inputs related to contingent consideration.

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

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 and subtopics related to the consolidation of variable interest entities, the Company analyzes its joint ventures under the variable interest model to determine if such are required to be consolidated in the Company’s consolidated financial statements. The accounting standard requires a VIE to be consolidated by a company if that company is determined to be the primary beneficiary. The primary beneficiary is defined as the entity having both of the following characteristics: 1) the power to direct the activities that most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and rights to receive the returns from the VIE that would be potentially significant to the VIE. See Note 11 for a description of the Company’s joint ventures, including those that were determined to be VIEs, and the related accounting treatment. Management determines whether the Company is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion continually. To make this determination, management considers factors such as whether the Company should direct finance, determine or limit the scope of the entity, sell or transfer property, direct development or direct other operating decisions.

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

Non-Controlling Interests
The equity interests held by others in DFH Leyden LLC, DFH Amelia LLC, DFH Clover LLC, DFH Leyden II LLC, DFH MOF Eagle Landing LLC, DCE DFH JV LLC, DFH Capitol LLC, DFC Mandarin Estates LLC, DFC East Village LLC, DFC Wilford LLC, DFC Amelia Phase III LLC, DFC Sterling Ranch LLC, DFC Grand Landings LLC and FMR IP, LLC. have been reflected as non-controlling interests in the Consolidated Balance Sheets. Income attributable to these non-controlling interests are presented in the Consolidated Statements of Comprehensive Income as net income attributable to non-controlling interests.

Income Taxes
We are a corporation subject to income taxes in the United States. Our proportional share of the Company’s subsidiaries’ provisions are included in our consolidated financial statements. Our deferred income tax assets and liabilities are computed for differences between the asset and liability method and financial statement amounts that will result in taxable or deductible amounts in the future. We compute deferred balances based on enacted tax laws and applicable rates for the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized for deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. If we determine we would be able to realize our deferred tax assets for which a valuation allowance had been recorded, then we would adjust the deferred tax asset valuation allowance, which would reduce our provision for income taxes. We evaluate the tax positions taken on income tax returns that remain open and positions expected to be taken on the current year tax returns to identify uncertain tax positions. Unrecognized tax benefits on uncertain tax positions are recorded on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is more than 50 percent likely to be realized is recognized. Interest and penalties related to unrecognized tax benefits are recorded in income tax benefit. See Note 14. Income Taxes.

Advertising
The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2021, 2020 and 2019 was $7,098,015, $6,247,583 and $5,291,652, respectively.

Equity-Based Compensation
Certain individuals on our executive-level management team are eligible for equity-based compensation, which is awarded according to the terms of individual contracts with those managers. The Company records compensation cost for units awarded to employees in return for employee service. The cost is measured at the grant-date fair value of the award and recognized as compensation expense over the employee service period, which is normally the vesting period. The Company estimates that there are no forfeitures. In the event of forfeitures, the compensation expense recognized would be adjusted.

Change in Accounting Principle – Cash and cash equivalents
On December 31, 2021, the Company elected to change its accounting policy for presentation of cash proceeds from home closings that are in-transit from or held within title company escrow accounts for the benefit of the Company. Under the new principle, cash proceeds in-transit from or held by third-party escrow agents for its benefit, typically for less than five days, are included in cash and cash equivalents, whereas previously, they were considered accounts receivable and included in other assets. This reclassification for cash proceeds from home closings in-transit from or held in escrow represents a change in accounting principle which the Company believes to be preferable because it is a more accurate reflection of its liquidity at period end and the predominant method used in our industry. This change in accounting principle has been applied retrospectively, and the Consolidated Balance Sheets as well as Consolidated Statements of Cash Flows reflect the effect of this accounting principle change in all years presented. This reclassification had no impact on the Consolidated Statements of Comprehensive Income or Consolidated Statements of Mezzanine Equity,  Members’ Equity and Stockholders’ Equity. The following financial statement line items for fiscal years 2019, 2020 and 2021 were affected by the change in accounting principle:

As of and for the year ended December 31, 2021:	Under previous accounting principle	Under current accounting principle	Effect of change
Cash and cash equivalents	$190,277,511	$227,227,020	$36,949,509
Accounts receivable	70,431,850	33,482,341	(36,949,509)
Net cash provided by operating activities	$36,321,664	$65,108,989	$28,787,325

As of and for the year ended December 31, 2020:	As previously reported	As adjusted	Effect of change
Cash and cash equivalents	$35,495,595	$43,657,779	$8,162,184
Other assets	43,189,939	35,027,755	$(8,162,184)
Net cash provided by operating activities	$95,339,347	$96,911,384	$1,572,037

For the year ended December 31, 2019:	As previously reported	As adjusted	Effect of change
Net cash provided by operating activities	$23,838,602	$30,428,749	$6,590,147

Certain Reclassifications
Certain reclassifications have been made in the 2019 and 2020 Consolidated Financial Statements to conform to the classifications used in 2021.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides practical expedients and exceptions for applying GAAP when modifying contracts and hedging relationships that use LIBOR as a reference rate. In addition, these amendments are not applicable to contract modifications made and hedging relationship entered into or evaluated after December 31, 2022. We do not anticipate a material increase in interest rates from our creditors as a result of the shift away from LIBOR as a reference rate, and we are currently evaluating the impact of the shift and this guidance on our financial statements and disclosures.

2.	Business Acquisitions

H&H

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

The acquisition was accounted for as a business combination under FASB ASC Topic 805, Business Combinations (“Topic 805”) under the acquisition method, and the acquisition has been included in the Company’s consolidated results of operations since the date of acquisition. We recorded an allocation of the purchase price to H&H tangible assets and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of October 1, 2020. The amounts for intangible assets were supported by third-party valuations performed. Goodwill was recorded as the residual amount by which the purchase price exceeded the provisional fair value of the net assets acquired. Goodwill consists largely of synergies and economies of scale from H&H’s operating footprint, which includes owned properties, increased future revenue and earnings from organic growth, new business opportunities and strategic initiatives, none of which qualify as separately identifiable intangible assets. Transaction costs were not material and were expensed as incurred.

The final purchase price allocation is as follows:

	As Originally Reported	Measurement period adjustments (1)	Acquired Value

Cash acquired	$10,956,359		10,956,359
Other assets	8,255,301	680,748	8,936,049
Tradename	2,660,000		2,660,000
Goodwill	16,357,450	495,564	16,853,014
Inventories	143,817,075	(1,176,312)	142,640,763
Construction lines of credit	(116,894,907)		(116,894,907)
Other liabilities	(21,054,830)		(21,054,830)
Total purchase price	$44,096,448	-	44,096,448

(1)
Measurement period adjustments were recorded during the period, impacting inventories, accounts receivable and goodwill. These adjustments were related to and reflect the final valuation of the acquired assets. The measurement period adjustments did not have a material effect on our results of operations in prior periods.

Century Homes

On January 31, 2021, the Company completed the acquisition of Century Homes Florida, LLC (“Century Homes”). from Tavistock Development Company for a total purchase price of $35,584,376.  The acquisition was accounted for as a business combination under Topic 805. We recorded an allocation of the purchase price to Century Homes tangible assets acquired and liabilities assumed based on their estimated fair values as of January 31, 2021. There were no identifiable intangible assets. Goodwill was recorded as the residual amount by which the purchase price exceeded the provisional fair value of the net assets acquired and is expected to be fully deductible for tax purposes. Goodwill consists primarily of expected synergies of combining operations, the acquired workforce, and growth opportunities, none of which qualify as separately identifiable intangible assets. As of January 31, 2022, the Company has completed its allocation of the purchase price and no measurement period adjustments were identified.

The purchase price allocation as of December 31, 2021 is as follows:

Cash acquired	$3,993,396
Other assets	754,879
Goodwill	1,794,765
Inventories	34,324,050
Property and equipment, net	548,552
Liabilities	(5,831,266)
Total purchase price	$35,584,376

MHI

On October 1, 2021, we completed the acquisition of certain assets, rights and properties, and assumed certain liabilities of privately held Texas homebuilder McGuyer Homebuilders, Inc. and related affiliates (“MHI”), including: (i) single-family residential home-building; (ii) owning model homes; (iii) acquisition, ownership and licensing of intellectual property (including architectural plans); (iv) purchasing and reselling homebuilding supplies; (v) development, construction and sale of condominium units in Austin, Texas; (vi) mortgage origination through a mortgage company; and (vii) title insurance, escrow and closing services through a title company. The acquisition allows the Company to expand its existing footprint in the Texas market.

Total cash paid at closing of approximately $471,000,000 included $463,004,096 in purchase price based on preliminary value of purchased net assets and a 10% deposit on a separate land bank facility. On December 3, 2021, the Company paid an additional $25,173,742 in cash for customary post-closing adjustments based on final value of the net assets acquired as of September 30, 2021.  Additionally, the Company agreed to the future payment of additional consideration of up to 25% of pre-tax net income for up to five periods, the last of which ends 48 months after the closing subject to certain minimum pre-tax income thresholds and certain overhead expenses, estimated at approximately $94,472,694 as of the acquisition date.

The total purchase price is as follows:

Cash consideration	$488,177,838
Contingent consideration based on future earnings	94,572,694
Total consideration	$582,750,532

The Company used $20,000,000 of cash on hand and proceeds from the sale of the Convertible Preferred Stock and from unsecured debt incurred under the Credit Agreement, to fund the MHI acquisition. On October 1, 2021, the Company borrowed approximately $300,000,000 million under the Credit Agreement and paid off MHI’s vertical lines of credit in connection with the closing of the acquisition (See Note 4).

The acquisition was accounted for as a business combination under Topic 805. We recorded an allocation of the purchase price to MHI tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of October 1, 2021. The amounts for intangible assets were based on third-party valuations performed. Goodwill was recorded as the residual amount by which the purchase price exceeded the provisional fair value of the net assets acquired and is expected to be fully deductible for tax purposes. Goodwill consists primarily of expected synergies of combining operations, the acquired workforce, and growth opportunities, none of which qualify as separately identifiable intangible assets. As of December 31, 2021, the Company has substantially completed its allocation of the purchase price. The principal open items relate to the valuation of certain contingencies as management is awaiting additional information to complete its assessment. Estimates have been recorded as of the acquisition date and updates to these estimates may increase or decrease goodwill.

Pursuant to Topic 805, the financial statements will not be retrospectively adjusted for any provisional amount changes that occur in subsequent periods. Rather, we will recognize any provisional adjustments during the reporting period in which the adjustments are determined. We will also be required to record, in the same period’s financial statements, the effect on earnings, if any, as a result of any change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

The purchase price allocation as of December 31, 2021, is as follows:

Cash acquired	$296,740
Other assets	14,722,191
Lot deposits	40,451,993
Inventories	473,037,286
Equity method investments	6,192,088
Intangible assets, net of amortization	8,840,000
Goodwill	141,070,730
Property and equipment, net	3,163,143
Operating lease right-of-use assets	1,507,792
Accounts payable	(41,466,363)
Accrued expenses	(25,801,750)
Customer deposits	(37,755,526)
Operating lease liabilities	(1,507,792)
Total purchase price	$582,750,532

The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and have been presented as if the H&H, Century Homes and MHI acquisitions had occurred on January 1, 2020. This unaudited pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had occurred on that date, nor of the results that may be obtained in the future.

	For the Year Ended December 31,
Unaudited Pro Forma	2021	2020
Total revenue	$2,432,947,396	$2,291,993,087
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$151,161,683	$128,102,223

3.	Property and Equipment

Property and equipment consisted of the following as of December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021	2020
Furniture and fixtures	$17,755,490	$13,705,844
Buildings	401,290	-
Land	215,962	-
Vehicles	21,093	21,093
Office equipment and software	4,384,212	3,620,154
Total property and equipment	22,778,047	17,347,091
Less: Accumulated depreciation	(15,989,042)	(13,038,020)
Property and equipment, net	$6,789,005	$4,309,071

Depreciation expense was $3,720,011, $3,851,876 and $3,035,451 for the years ended December 31, 2021, 2020 and 2019, respectively.

4.	Construction Lines of Credit

On January 25, 2021, the Company entered into a $450,000,000 syndicated senior, unsecured credit facility with Bank of America, N.A. (the “Credit Agreement”), and subsequently repaid $340,000,000 in outstanding debt, including the $20,000,000 bridge loan with Boston Omaha Corporation, LLC, and terminated all then-existing construction lines of credit. Under the Credit Agreement, the Company has the option to enter into Base Rate or LIBOR Rate contracts. The interest is payable based on the contract terms and is variable dependent on the Company’s debt to capitalization ratio, and applicable interest rates in the market (LIBOR Rate, Prime Rate, etc.).

On September 8, 2021, the Company entered into a First Amendment and Commitment Increase Agreement (the “Amendment”) to its Credit Agreement.  The Company exercised its right, and the Amendment provides, for an increase in the aggregate commitments under the Credit Agreement of up to $300,000,000. The aggregate commitments increase amounted to $292,500,000, and the total availability under the Credit Agreement reached $742,500,000. Three new lenders were added as additional lenders under the Credit Agreement. As amended by the Amendment, the Credit Agreement includes provisions for any existing lender to, at the Company’s request, increase its revolving commitment under the Credit Agreement, add new revolving loan tranches under the Credit Agreement or add new term loan tranches under the Credit Agreement, in all cases not to exceed an aggregate of $1,050,000,000. In addition, the Amendment clarified and modified certain definitions and covenants as more fully set forth therein, including modifications of certain financial covenants to facilitate the consummation of the MHI acquisition (Note 2). On September 29, 2021, in connection with the closing of the MHI acquisition, the Company exercised its right to further increase the aggregate commitments under the Credit Agreement to $817,500,000 and one lender was added as an additional lender under the Credit Agreement. Certain of the Company’s subsidiaries guaranteed the Company’s obligations under the Credit Agreement.  The Credit Agreement will mature on January 25, 2024.

As of December 31, 2021, the outstanding balance under the Credit Agreement was $760,000,000 and the effective interest rate was 3.75%. As of December 31, 2020, the Company had 34 lines of credit with cumulative maximum availability of $762,979,000, and an aggregate outstanding balance of $289,878,716. During 2020, the effective interest rates for these lines of credit ranged from 3.81% to 10.33%.

Our indebtedness as of December 31, 2020, was fully collateralized by homes under construction and, to a much smaller extent, finished lots. Under the Credit Agreement, the funds available are unsecured and availability is calculated based on work-in-progress inventory value on the Company’s Balance Sheets.

The outstanding lines of credit were paid in full during 2021 (in connection with the Company entering into the Credit Agreement), are no longer active and the Company does not intend to renew these facilities. The outstanding balance in the lines of credit were payable upon the delivery of the collateralized individual homes to end-home buyers.

The Company capitalized $7,505,214 and $2,249,683 as of December 31, 2021 and 2020, respectively, and amortized $ 1,959,943 and $2,090,711 of debt issuance costs for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company extinguished unamortized debt issuance costs of $506,466. Debt issuance costs related to the Company’s lines of credit and notes payable were $5,545,271 and $506,466 as of December 31, 2021 and 2020, respectively, included in other assets on the Consolidated Balance Sheets.

The Credit Agreement contains restrictive covenants and financial covenants. The Company was in compliance with all debt covenants as of December 31, 2021 and 2020. The Company expects to remain in compliance with all debt covenants over the next twelve months.

5.	Notes Payable

Notes payable consisted of the following as of December 31, 2021 and 2020:

		As of December 31,
Maturity Date	Payment Terms	2021	2021 Effective Rate	2020	2020 Effective Rate
May 1, 2021	Interest is payable monthly at 14.00%	$-	0.00%	$20,000,000	14.00%
February 28, 2022	Non-interest bearing	1,312,000	0.00%	832,000	0.00%
April 1, 2022	Interest is payable monthly at 12.50%	-	0.00%	1,735,161	12.50%
July 31, 2022	Interest is payable monthly at 9.25%	1,979,389	9.25%	3,984,174	9.25%
March 25, 2023	Interest is payable monthly at 5.00%	-	0.00%	3,101,947	5.00%
Total notes payable		$3,291,389		$29,653,282

(1)	These notes payable relate to our consolidated joint ventures and are non-recourse to the Company.

Included within notes payable as of December 31, 2020 is a $20,000,000 bridge loan from Boston Omaha Corporation, LLC, which was utilized to fund a portion of the purchase price of the H&H Homes acquisition (Note 2). This note was paid off subsequent to the execution of the Credit Agreement in January 2021 (Note 3).

The principal balance on all notes payable is payable upon the sale of project specific collateral, and is collateralized by a real estate mortgage and a limited guarantee ensuring project completeness and the nonexistence of fraudulent acts.

Contractual maturities of notes payable as of December 31, 2021, are as follows:

Maturity of Notes Payable
2022	$3,291,389
2023	-
2024	-
2025	-
2026	-
Thereafter	-
Total	$3,291,389

During the year ended December 31, 2021, there were no material changes in the contractual maturities of our remaining notes payable.

6.	Inventories

Inventories consist of finished lots, construction in process (“CIP”) and finished homes, including capitalized interest. In addition, lot option fees related to off-balance sheet arrangements and due diligence costs related to land development are also capitalized into inventories – finished lots and land. Finished lots are purchased with the intent of building and selling a home, and are generally purchased just-in-time for construction. CIP represents the homebuilding activity associated with both homes to be sold and speculative homes. CIP includes the cost of the finished lot as well as all of the direct costs incurred to build the home. The cost of the home is expensed on a specific identification basis.

As mentioned in Note 11, the Company consolidated several joint ventures that own land and finished lots. The Company owns a percentage of these joint ventures, but does not own the underlying assets. The table below shows the Company’s owned real estate inventory and real estate inventory owned by the joint ventures:

	As of December 31,
	2021	2020
Construction in process and finished homes	$961,778,789	$396,630,945
Finished lots and land	83,197,267	46,839,616
Inventories owned by the Company	1,044,976,056	443,470,561

Inventories owned by consolidated joint ventures	21,685,688	40,900,552
Total inventories	$1,066,661,744	$484,371,113

Inventories owned by the Company
as a percentage of total inventories
Construction in process and finished homes	90%	82%
Finished lots and land	8%	10%

Interest is capitalized and included within each inventory category above. Capitalized interest activity is summarized in the table below for the years ended December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Capitalized interest at the beginning of the period	$21,091,297	$25,335,924
Interest incurred	45,354,727	28,670,194
Interest expensed	(672,172)	(870,868)
Interest charged to cost of contract revenues earned	(32,507,799)	(32,043,953)
Capitalized interest at the end of the period	$33,266,053	$21,091,297

7.	Warranty Reserves

The Company establishes warranty reserves to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to its homebuilding business. Estimates are determined based on management’s judgment considering factors such as historical spend and the most likely current cost of corrective action.

The table below presents the activity related to warranty reserves, which are included in accrued expenses in the accompanying Consolidated Balance Sheets:

	As of December 31,
	2021	2020
Warranty reserves at the beginning of the year	$3,530,461	$1,652,634
Additions to reserves for new home deliveries	4,818,481	3,686,123
Payments for warranty costs	3,178,619	1,808,296
Warranty reserves at the end of the period	$5,170,323	$3,530,461

8.	Commitments and Contingencies

The Company is currently involved in the appeals phase of civil litigation related to defective products provided by Weyerhaeuser NR Company (“Weyerhaeuser”) (NYSE: WY), one of our lumber suppliers. Our Colorado division builds a number of floor plans that include basements using specialized fir lumber. On July 18, 2017, Weyerhaeuser issued a press release indicating a recall and potential solution for TJI Joists with Flak Jacket Protection manufactured after December 1, 2016. The press release indicated the TJI Joists used a Flak Jacket coating that included a formaldehyde-based resin that could be harmful to consumers and produced an odor in certain newly constructed homes. We had 38 homes impacted by the harmful and odorous Flak Jacket coating and incurred significant costs directly related to Weyerhaeuser’s defective TJI Joists. Accordingly, we sought remediation and damages from Weyerhaeuser. The press release by Weyerhaeuser had a pronounced impact on our sales and cancellation rates in Colorado. We filed suit on December 27, 2017—Dream Finders Homes LLC and DFH Mandarin, LLC v. Weyerhaeuser NR Company, No. 17CV34801 (District Court, City and County of Denver, State of Colorado)—and included claims against Weyerhaeuser for manufacturer’s liability based on negligence, negligent misrepresentation causing financial loss in a business transaction and fraudulent concealment. Weyerhaeuser asserted a counterclaim asserting an equitable claim for unjust enrichment. After completion of a jury trial on November 18, 2019, the District Court issued a verdict in our favor on our claims, awarding Dream Finders Homes LLC $3,000,000 in damages and DFH Mandarin, LLC $11,650,000 in damages. On February 21, 2020, the District Court dismissed Weyerhaeuser’s counterclaim. Weyerhaeuser appealed the Colorado District Court’s jury verdict and on December 2, 2021, the Colorado Court of Appeals reversed the judgment entered against Weyerhaeuser for negligence, negligent misrepresentation and fraudulent concealment. As a result, Dream Finders Homes LLC and DFH Mandarin, LLC filed a petition for writ of certiorari to the Colorado Supreme Court on January 13, 2022 to appeal the Colorado Court of Appeals ruling —Dream Finders Homes LLC and DFH Mandarin, LLC v. Weyerhaeuser NR Company, Case No. 2022SC24 (Colorado Supreme Court)—and that appeal is currently pending. We are awaiting the Colorado Supreme Court’s decision on whether it will grant our petition for writ of certiorari. We have incurred all costs to date related to the Weyerhaeuser matter and have recognized no gain on the damages awarded to us by the District Court.

In April 2020, the Company received proceeds from the PPP grant in the amount $7,219,794, which is classified in accrued expenses on the Consolidated Balance Sheets and accounted for as an in-substance grant. The Company utilized all of the PPP proceeds to pay payroll and permissible operating expenses. On June 16, 2021, approximately the total amount of the PPP proceeds were forgiven by the Small Business Association (“SBA”). As such, the Company has included the PPP proceeds as other income on the Consolidated Statements of Comprehensive Income for the year ended December 31, 2021.

Leases
The Company has operating leases primarily associated with office space that is used by divisions outside of the Jacksonville area, model home sale-leasebacks and a corporate office building sale-leaseback. This corporate office building lease has a remaining lease term of 12 years. The Company also has finance leases for corporate office furniture.

Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Lease and nonlease components for new and reassessed leases are combined. There are no significant operating or finance leases that have not yet commenced as of December 31, 2021. Most leases include one or more options to renew, with renewal terms that can extend the lease term. The exercise of lease renewal options is at the Company’s sole discretion. The Company only includes these renewal options in its lease terms if they are reasonably certain to be exercised.

Finance lease assets are recorded net of accumulated amortization of $333,407 and $919,552 as of December 31, 2021 and 2020, respectively.

Model Home Sale-Leaseback

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

		For the Years Ended December 31,
Lease Cost	Classification	2021	2020	2019
Operating lease cost(1)	Selling, general and administrative expenses	$6,402,483	$5,931,776	$3,690,165
Finance lease cost:
Amortization of right of use assets	Selling, general and administrative expenses	158,358	158,359	366,241
Interest on lease liabilities	Interest expense	19,050	29,356	78,240
Total finance lease cost		$177,408	$187,715	$444,481
Net lease cost		$6,579,891	$6,119,491	$4,134,646

(1)	Includes short-term leases and variable lease costs which are immaterial.

The following table shows the maturities of our lease liabilities as of December 31, 2021:

Maturity of Lease Liabilities	Operating Leases(1)	Finance Leases(1)	Total(1)
2022	$4,271,598	$111,880	$4,383,478
2023	3,679,385	35,310	3,714,695
2024	3,049,009	-	3,049,009
2025	2,853,355	-	2,853,355
2026	2,617,537	-	2,617,537
Thereafter	8,648,723	-	8,648,723
Total lease payments	$25,119,607	$147,190	$25,266,797
Less: Interest	5,293,374	7,609
Present value of lease liabilities	$19,826,233	$139,581

(1)	We use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

During the year ended December 31, 2021, there have been no material changes in our lease liabilities for the next five years.

	As of December 31,
	2021	2020
Weighted average remaining lease term
Operating leases	8 years	10 years
Financing leases	2 years	2 years

Weighted average discount rate
Operating leases	5.6%	6.5%
Financing leases	7.5%	6.8%

9.	Mezzanine Equity, Members’ Equity and Stockholders’ Equity

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

As a result of the Corporate Reorganization, all of the outstanding non-voting common units and Series A Preferred Units of DFH LLC converted into 21,255,329 shares of the Company’s Class A common stock and all of the outstanding common units of DFH LLC converted into 60,226,153 shares of the Company’s Class B common stock. On January 27, 2021, the Company redeemed all of the outstanding Series C Preferred Units for $26,000,000, including $500,000 of discounted costs, plus accrued unpaid preferred distributions of $200,000. Following the Corporate Reorganization, the Company owns all of the voting membership interest of DFH LLC.

Redeemable Series B Preferred Units of DFH LLC
As of December 31, 2021 and 2020, the Company had 7,143 and 7,143, respectively, of Redeemable Series B Preferred Units (“Series B Preferred Units”) issued and outstanding with a carrying value of $7,095,178 and $6,333,036, respectively. In the event of a liquidation, dissolution or winding up of DFH LLC, the Series B Preferred Units have a liquidation preference of $1,000 per unit and are senior to common units. The Series B Preferred Units have an 8% annual cumulative preferred distribution on the liquidation preference that is payable if and when distributions are declared. The Series B Preferred units do not participate in discretionary distributions, and each unit has the right to one vote on any matter presented for a vote of the members of DFH LLC. As of December 31, 2021 and 2020, these units have an aggregate unpaid amount of cumulative preferred distributions of $2,864,834 and $2,102,692, respectively, which is $401.07 and $294.37, respectively, per unit.

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

Series A Convertible Preferred Stock of the Company
On September 29, 2021, the Company filed a Certificate of Designations with the State of Delaware establishing 150,000 shares of Series A Convertible Preferred Stock with an initial liquidation preference of $1,000 per share and a par value $0.01 per share (the “Convertible Preferred Stock”) and sold 150,000 shares of Convertible Preferred Stock for an aggregate purchase price of $150,000,000. The Company used the proceeds from the sale of the Convertible Preferred Stock to fund a portion of the MHI acquisition (See Note 2).

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

•	Voting Rights: Except as may be expressly required by Delaware law, the shares of Convertible Preferred Stock have no voting rights.

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

10.	Equity-Based Compensation

Dream Finders Homes, Inc.
On January 20, 2021, the Board of Directors approved and adopted the DFH, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan is administered by the Compensation Committee of the Board of Directors, and authorizes the Company to grant incentive stock-based awards. The Company granted 759,709 restricted stock grants to certain executives and directors, which had a weighted-average grant date fair value of $23.15 per share, in conjunction with the adoption of the 2021 Plan. These stock grants vest over a period of three years of continuous service, commencing on the date of the grant and vesting ratably in one third increments at the end of each year of a three-year term. The fair value of these grants was derived by using the closing stock price on the date of the grant. Expense related to equity-based compensation under the 2021 Plan was $5,233,676 and $0 for the year ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the total unrecognized compensation expense under the 2021 Plan was $16,690,354 and $0, respectively. The unrecognized compensation expense will be recognized over a weighted-average period of 2.0 years.

The Company’s restricted stock awards as of December 31, 2021 and changes during the year then ended are presented below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2020	-	$-
Granted	762,945	17,647,585
Forfeited	(41,347)	(957,231)
Vested	-	-
Outstanding - December 31, 2021	721,598	$16,690,354

Dream Finders Holdings LLC
As of December 31, 2020, the Company had 3,532 non-vested, non-voting units issued to employees, valued at $4,741,657, which converted into shares of the Company’s Class A common stock on January 21, 2021. As a result, the Company expensed the remaining unrecognized stock compensation expense associated with these units in the amount of $1,240,309 for the year ended December 31, 2021. Expense related to equity-based compensation for these units was $697,054 for the year ended December 31, 2020. There were no outstanding non-vested, non-voting units at December 31, 2021.

11.	Variable Interest Entities and Investments in Other Entities

The Company holds investments in certain limited partnerships and similar entities that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located, which are considered variable interests. The Company also has an interest in an unconsolidated variable interest entity (“VIE”), Jet LLC, where the primary activities include underwriting, originating and selling home mortgages. The aforementioned investments together with Jet LLC, comprise the Company’s VIEs. The VIEs are funded by initial capital contributions from the Company, as well as its other partners and generally do not have significant debt. The primary risk of loss associated with the Company’s involvement in these VIEs is limited to the Company’s initial capital contributions due to bankruptcy or insolvency of the VIE; however, management has deemed the likelihood of this as remote. The maximum exposure to loss related to the VIEs is disclosed below for both consolidated and unconsolidated VIEs, which equals the Company’s capital investment in each entity.

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

Consolidated VIEs

For VIEs that the Company does consolidate, management has the power to direct the activities that most significantly impact the VIE’s economic performance. The Company typically serves as the party with homebuilding expertise in the VIE. The Company does not guarantee the debts of the VIEs, and creditors of the VIEs have no recourse against the Company. There were no new consolidated VIEs during the years ended December 31, 2021, 2020 or 2019.

The table below displays the carrying amounts of the assets and liabilities related to the consolidated VIEs:

	As of December 31,
Consolidated	2021	2020
Assets	$30,830,222	$50,982,111
Liabilities	10,203,170	20,114,132

Unconsolidated VIEs

For VIEs that the Company does not consolidate, the power to direct the activities that most significantly impact the VIE’s economic performance is held by a third party. These entities are accounted for as equity method investments and, other than Jet Home Loans, are not individually significant. The amount of retained earnings that represents undistributed earnings of 50-percent-or-less-owned entities accounted for by the equity method was $9,972,266 and $2,966,644 as of December 31, 2021 and 2020, respectively. There were no significant entities that were deconsolidated during the years ended December 31, 2021 or 2020. The Company’s maximum exposure to loss is limited to its investment in the entities because the Company is not obligated to provide any additional capital to or guarantee any of the unconsolidated VIEs’ debt.

The table below shows the Company’s investment in the unconsolidated VIEs:

	As of December 31,
Unconsolidated	2021	2020
Jet Home Loans	$6,133,399	$3,872,089
Other unconsolidated VIEs	9,833,977	673,260
Total investment in unconsolidated VIEs	$15,967,376	$4,545,349

Lot Option Contracts

The Company generally does not engage in the land development business. Instead, we employ an asset-light land financing strategy, providing us optionality to purchase lots on a ‘‘just-in-time’’ basis for construction and affording us flexibility to acquire lots at a rate that matches the expected sales pace in a given community. We primarily employ two variations of our asset-light land financing strategy, finished lot option contracts and land bank option contracts, pursuant to which we secure the right to purchase finished lots at predetermined market prices from various land sellers and land bank partners, by paying deposits based on the aggregate purchase price of the finished lots (typically 10% or less in the case of finished lot option contracts and 15% or less in the case of land bank option contracts). These option contracts generally allow us, at our option, to forfeit our right to purchase the lots controlled for any reason, and our sole legal obligation and economic loss as a result of such forfeitures is limited to the amount of the deposits paid pursuant to such option contracts and, in the case of land bank option contracts, any related fees paid to the land bank partner.

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

We possess no more than limited protective legal rights through the lot option contracts in the specific finished lots that we are purchasing, and we possess no participative rights in the land bank entities. Accordingly, we do not have the power to direct the activities of a land bank entity that most significantly impact its economic performance. For the aforementioned reasons, the Company concluded that it is not the primary beneficiary of the land bank entities with which it enters into lot option contracts, and therefore the Company does not consolidate any of these VIEs. The Company’s total risk of loss related to finished lot option and land bank option contracts was $274,868,933 and $70,130,710 as of December 31, 2021 and 2020, respectively.

12.	Asset Purchase of Joint Venture Interests

In December 2018, the Company purchased the membership interests of its joint venture partner in PSJ JV Owner LLC, HM7 JV Owner LLC and ANT JV Owner LLC. After the transaction, the Company owned 100% of these companies, and received all income, expenses and margin. Since all of the identified assets in these companies were their land assets and no systems, people or processes were acquired, the transactions were accounted for as an asset purchase. The combined purchase price of these entities was $27,532,174, net of the Company’s outstanding equity investment in joint ventures, which was paid to the former owner in January 2019. As such, for the year ended December 31, 2019, there is a cash outflow from operating activities of $27,532,174 included within the accounts payable and accrued expenses line item in the Consolidated Statements of Cash Flows.

13.	Segment Reporting

The Company operates in the homebuilding business and is organized and reported by division. There are twelve operating segments and eight reportable segments: (i) Jacksonville, (ii) Colorado, (iii) Orlando, (iv) Washington DC (“DC Metro”), (v) the Carolinas, (vi) Texas, (vii) Jet Home Loans LLC (“Jet”), the Company’s mortgage operations, and (viii) Other. The Company includes Century Homes operations acquired within the Orlando segment and the MHI operations comprises the Texas segment. The revenues of each remaining operating segment are not material and are therefore combined into an “Other” category for the purposes of segment reporting. The corporate component of the Company’s operations, which is not considered an operating segment, is also included in the “Other” category.

In accordance with ASC Topic 280, Segment Reporting, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-makers (“CODMs”) in deciding how to allocate resources and in assessing performance. The Company’s CODM primarily evaluates performance based on the number of homes closed, average sales price and financial results. Segment profitability is primarily measured by income before taxes.

The Company’s homebuilding operations employ an asset-light business model with a focus on the design, construction and sale of single-family entry-level and first-time move-up homes.

On October 1, 2020, an unrelated party, FBC Mortgage, Inc., an Orlando-based mortgage lender, purchased Prime Lending Corp.’s membership interest in Jet for book value. The Company’s mortgage operations are conducted through Jet, which is a licensed home mortgage broker that underwrites, originates and sells mortgages to FBC Mortgage LLC. The Company owns 49.9% of Jet, and FBC Mortgage, LLC owns the remaining 50.1%. Jet is accounted for as an equity method investment.

Summarized financial information relating to the Company’s reportable segments is shown in the following tables. Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

The following tables summarize home sale revenues and net and comprehensive income by segment for the years ended December 31, 2021, 2020 and 2019 as well as total assets and goodwill by segment as of December 31, 2021 and 2020:

	For the Years Ended December 31,
Revenues:	2021	2020	2019
Jacksonville	$452,890,488	$430,810,955	$333,687,948
Colorado	114,259,610	122,274,508	115,835,632
Orlando	244,142,831	124,768,549	109,710,225
DC Metro	93,593,242	126,240,188	39,043,345
The Carolinas	370,477,256	89,324,360	-
Texas	361,138,232	-	-
Jet Home Loans	28,055,783	28,628,954	18,932,000
Other (1)	287,408,147	240,388,047	146,015,173
Total segment revenues	1,951,965,589	1,162,435,561	763,224,323

Reconciling items from equity method investments	(28,055,783)	(28,628,954)	(18,932,000)

Consolidated revenues	$1,923,909,806	$1,133,806,607	$744,292,323

	For the Years Ended December 31,
Net and comprehensive income:	2021	2020	2019
Jacksonville	$55,577,768	$41,380,258	$26,358,703
Colorado	3,970,961	14,051,978	10,424,803
Orlando	15,936,707	10,679,556	3,732,935
DC Metro	5,545,937	5,142,556	(2,709,651)
The Carolinas	14,623,398	6,033,844	-
Texas	21,797,018	-	-
Jet Home Loans	10,630,401	15,921,440	4,506,242
Other (1)	13,132,496	(766,529)	4,882,812
Total segment net and comprehensive income	141,214,686	92,443,103	47,195,844

Reconciling items from equity method investments	(6,620,868)	(7,929,676)	(2,298,060)

Consolidated net and comprehensive income	$134,593,818	$84,513,427	$44,897,784

	Assets:		Goodwill:
As of December 31,	2021	2020	2021	2020
Jacksonville	$207,501,540	$162,668,740	$-	$-
Colorado	116,121,155	51,605,969	-	-
Orlando	131,882,130	77,299,028	1,794,765	-
DC Metro	62,050,969	41,327,694	-	-
The Carolinas	247,250,074	177,599,834	16,853,013	16,357,450
Texas	743,306,444	-	141,070,731	-
Jet Home Loans	77,073,645	38,696,793	-	-
Other (1)	379,859,445	219,306,886	12,208,782	12,208,782
Total segment	1,965,045,402	768,504,944	171,927,291	28,566,232

Reconciling items from equity method investments	(70,797,779)	(34,824,703)	-	-

Consolidated	$1,894,247,623	$733,680,241	$171,927,291	$28,566,232

(1)
Other includes the Company’s title operations, homebuilding operations in non-reportable segments, operations of the corporate component and corporate assets such as cash and cash equivalents, cash held in trust, prepaid insurance, operating and financing leases, lot deposits, goodwill, as well as property and equipment.

14.	Income Taxes

As a result of the IPO and the Corporate Reorganization completed in January 2021, we own all of the Common Units of DFH LLC, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, DFH LLC is generally not subject to U.S. federal and certain state and local income taxes.  Any taxable income or loss generated by DFH LLC is passed through to and included in the taxable income or loss of its member, Dream Finders Homes, Inc., in accordance with the terms of the Operating Agreement. The Company is a corporation subject to U.S. federal income taxes, in addition to state and local income taxes, based on our share of DFH LLC’s pass-through taxable income.  As of the 2021 tax year, the Company will file a consolidated U.S. federal corporate income tax return, as well as state and local tax returns in all jurisdictions where it maintains operations.  As the Company became subject to tax as a corporation in 2021, no provision for federal or state income taxes was made prior to 2021 and therefore, there are no comparative balances relating to corporate income taxes for the 2020 or 2019 periods herein.

Income tax expense for the year ended December 31, 2021 consists of the following:

2021
Current expense:
Federal	$26,336,096
State	5,087,506
Total current expense	$31,423,602
Deferred expense:
Federal	$(3,304,766)
State	(664,194)
Total deferred (benefit)	$(3,968,960)
Total income tax expense	$27,454,642

The following table reconciles the statutory federal income tax rate to the effective income tax rate:

2021
Income taxes at federal statutory rate	21.0%
State and local income taxes, net of federal tax	2.4
Federal tax credits	(5.9)
Non-deductible executive compensation	0.8
Other	0.2
Effective rate	18.5%

The significant components of deferred income tax assets and liabilities as of December 31, 2021 consist of the following:

2021
Deferred tax assets:
Property and equipment, net	$238,283
Intangible assets	262,177
Contingent consideration valuation	1,804,773
Stock options	1,265,160
Warranty reserve	1,249,846
4,820,239
Deferred tax liabilities:
Property and equipment, net	$(588,719)
(588,719)
Net deferred income tax asset	$4,231,520

Deferred tax assets arise principally as a result of various accruals required for financial reporting purposes which are not currently deductible for tax return purposes.  Management believes that we will have sufficient future taxable income to make it more likely than not that the net deferred tax assets will be realized. As of December 31, 2021, the Company had no valuation allowance recorded against deferred tax assets. the Company did not exist at such time and DFH LLC was treated as a partnership generally not subject to U.S. federal and most applicable state and local income taxes.

As of December 31, 2021and 2020, we have no uncertain tax positions that qualify for inclusion in our consolidated financial statements.

15.	Fair Value Disclosures

Fair value represents the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date using.  The fair values are determined using a fair value hierarchy based on the inputs used to measure fair value. Level 1 inputs are unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable and significant to the fair value.

The following table presents a summary of the change in fair value measurement of contingent consideration, which is based on Level 3 inputs and is the only asset or liability measured at fair value on a recurring basis:

Beginning balance, December 31, 2020	$23,157,524
Contingent consideration adjustments related to prior year acquisitions	4,161,737
Contingent consideration increase related to current year acquisition	96,737,018
Ending balance, December 31, 2021	$124,056,279

Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets and inventory. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and construction lines of credit, approximate their carrying amounts due to the short-term nature of these instruments.

16.	Related Party Transactions

During the years ended December 31, 2021, 2020 and 2019, the Company entered into or participated in related party transactions. The majority of these transactions were entered into to secure finished lots for homebuilding. In addition, the Company has built and sold homes for employees and members of their immediate families.

Consolidated Joint Ventures

The Company has entered into joint venture arrangements to acquire land, finished lots and build homes. Certain members of the Company, directors and members of management, have invested in these joint ventures and some are limited partners in these joint ventures DFH Investors LLC (which owned 15,400 Series A Preferred Units, representing 11.65% of the membership interest in DFH LLC, prior to the Corporate Reorganization) is the managing member of certain of these joint ventures. The joint ventures are consolidated for accounting purposes. Details of each are included in Note 1.

DF Residential I, LP

DF Residential I, LP (Fund I) is a real estate investment vehicle, organized for the purpose of acquiring and developing finished lots. Dream Finders Homes LLC, has entered into six joint ventures and ten land bank projects with Fund I since its formation in January 2017. DF Capital Management, LLC (“DF Capital”) is the investment manager in Fund I. The Company owns a 49% membership interest in DF Capital. DF Capital is controlled by unaffiliated parties. Certain directors and executive officers have made investments in Fund I as limited partners. In addition, certain members of management have made investments in Fund I. The total committed capital in Fund I was $36,706,163 as of December 31, 2021 and 2020. Collectively, the Company’s directors, executive officers and members of management have invested $8,725,000 or 23.77% of the total committed capital of Fund I as of December 31, 2021 and 2020.

The general partner of Fund I is DF Management GP, LLC (“DF Management”). Dream Finders Homes LLC is one of four members of DF Management with a 25.81% membership interest. Certain members of DFH Investors LLC, including one of the Company’s directors, have a 65.33% membership interest. Collectively, Dream Finders Homes LLC and DFH Investors LLC have invested $1,400,000 in Fund I as of December 31, 2021 and 2020. This investment represents 3.81% of the total committed Capital in Fund I of $36,706,163.

DF Residential II, LP

DF Residential II, LP, a Delaware limited partnership (“Fund II”) initiated its first close on March 11, 2021. DF Management GP II, LLC, a Florida limited liability company, serves as the general partner of Fund II (the “General Partner”). Fund II raised total capital commitments of $322,090,000 and was fully committed as of January 2022. DF Capital is the investment manager of Fund II.

The Company indirectly owns 72% of the membership interests in the General Partner and receives 72% of the economic interests. The General Partner is controlled by unaffiliated parties. The Company’s investment commitment in Fund II is $3,000,000 or 0.9% of the total expected capital commitment of Fund II of $322,090,000.

On March 11, 2021, the Company entered into land bank financing arrangements and a Memorandum of Right of First Offer with Fund II, under which Fund II has an exclusive right of first offer on any land bank financing projects up to $20,000,000 that meet its investment criteria and are undertaken by the Company during Fund II’s investment period.

Certain directors, executive officers and other officers have made investment commitments as limited partners in Fund II in an aggregate amount $33,900,000 and $0, or 10.5% and 0.0%, as of December 31, 2021 and 2020, respectively, of the total expected capital commitment of Fund II.

Land Bank Transactions with DF Capital

After Fund I was fully committed, DF Capital provided land bank financing in a total of seven further projects and subsequently raised additional commitments from limited partners in Fund I as well as other parties. One of the Company’s officers, invested $180,000 in one of these funds managed by DF Capital as a limited partner in 2019. As of December 31, 2021, funds managed by DF Capital (other than Fund I and Fund II) controlled an additional 347 lots as a result of these transactions outside of Fund I and Fund II. As of December 31, 2020, funds managed by DF Capital (other than Fund I and Fund II) controlled an additional 595 lots as a result of these transactions outside of Fund I and Fund II. During the years ended December 31, 2021 and 2020, the Company purchased 248 and 140 of these lots and the outstanding lot deposit balance in relation to these projects was $3,676,096 and $6,200,000, respectively. In addition, the Company paid lot option fees related to these transactions of $293,812, $974,250 and $106,394 for the years ended December 31, 2021, 2020 and 2019, respectively.

Land Bank Transactions with LB Parker Owners, LLC

On August 10, 2021, the Company entered into a land banking transaction with LB Parker Owners, LLC, a Delaware limited liability company, which is beneficially owned by Rockpoint Group, LLC (“Rockpoint”) in connection with the Company’s acquisition and development of certain residential real property located in Parker, Colorado known as “Looking Glass” pursuant to which LB Parker Owners, LLC provided $3,300,000 for the acquisition of the real property. William H. Walton III is the founding principal of Rockpoint and also a member of the Company’s Board of Directors, its Audit Committee and its Compensation Committee.

Jet Home Loans

Jet performs mortgage origination activities for the Company. Jet underwrites and originates home mortgages for Company customers and non-Company customers. The Company owns 49.9% of Jet, but is not the primary beneficiary. Jet is accounted for under the equity method and is a related party of the Company, accounted for in its own segment (see Note 13).

17.	Earnings per Share

The following weighted-average shares and share equivalents were used to calculate basic and diluted earnings per share for the year ended December 31, 2021:

For the Year Ended December 31,
2021
Numerator
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$121,132,501
Less: Preferred dividends	4,844,913
Add: Loss prior to reorganization attributable to DFH LLC members	(1,244,083)
Net and comprehensive income available to common stockholders	$117,531,671
Denominator
Weighted-average number of common shares outstanding - basic	92,521,482
Add: Common stock equivalent shares	2,792,111
Weighted-average number of shares outstanding - diluted	95,313,593

The Corporate Reorganization created the current capital structure of DFH, Inc. Therefore, the net income per share for DFH, Inc. is not shown for the fiscal years ended December 31, 2020 or 2019.  In addition, the basic and diluted net income per share only includes earnings subsequent to January 21, 2021, the date of the Corporate Reorganization.

Basic net income per share is calculated by dividing net income attributable to DFH, Inc. for the period subsequent to the Corporate Reorganization, by the weighted-average number of shares of Class A common stock and Class B common stock outstanding for the period. The total outstanding shares of common stock are made up of Class A common stock and Class B common stock, which participate equally in their ratable ownership share of the Company. Diluted net income per share has been calculated in a manner consistent with that of basic net income per share while giving effect to shares of potentially dilutive restricted stock grants outstanding during the period and the convertible preferred stock.

There were no anti-dilutive shares for the year ended December 31, 2021.

18.	Subsequent Events

The Company has evaluated subsequent events through March 16, 2022, the date the financial statements were issued, and no matters were identified requiring recognition or disclosure in the financial statements, except for events described below.

On October 9, 2019, Silver Meadows Townhome Owners Association, Inc. filed a lawsuit in Boulder County Colorado District Court against DFH Mandarin, LLC (“Mandarin”) and Dream Finders Homes, LLC (collectively with Mandarin, “DFH”), both wholly owned subsidiaries of the Company, as well as other named defendants.  The lawsuit alleges certain construction and development defects.  Mandarin successfully compelled arbitration.  On March 2, 2022 during arbitration proceedings, the parties settled the matter for $12,000,000 subject to the execution of a mutually acceptable settlement agreement, which will include a denial of any admission of liability on behalf of DFH.  DFH’s insurance carrier agreed to pay the policy limit of $4,000,000 toward the settlement.  The settlement payment shall be due no later than May 1, 2022.  DFH will seek contribution toward the settlement amount from subcontractors and other vendors who performed work on the project.

On January 31, 2021, the Company, through its subsidiaries Dream Finders Holdings LLC, a Florida limited liability company, and DFH Coventry, LLC, a Florida limited liability company, made a cash payment of $35 million for the assets, rights and properties, and certain liabilities of MHI Models, Ltd., a Texas limited partnership. The post-close consideration payment completed the asset purchase transaction in relation to the MHI acquisition. Transaction costs were not material and were expensed as incurred.

On February 15, 2022, Rockpoint, whose founding principal, William H. Walton III, is on the DFH Board of Directors, its Audit Committee and its Compensation Committee, committed $100,000,000 to Fund II. On the same date, DFH also entered into a Memorandum of Right of First Offer with Rockpoint, under which Rockpoint has an exclusive right of first offer on certain land bank financing projects that meet certain criteria and are undertaken by the Company during Fund II’s investment period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2021. Based upon that evaluation, our Chief Executive Officer and interim Chief Financial Officer have concluded that that our disclosure controls and procedures were not effective due to the material weaknesses that existed as of December 31, 2021 as described below.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2021 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

The material weaknesses did not result in a misstatement of our annual or interim financial statements. However, each of the material weaknesses involve control deficiencies that could result in a misstatement of one or more account balances or disclosures that would result in a material misstatement to our annual or interim condensed consolidated financial statements that would not be prevented or detected, and, accordingly, we determined that these control deficiencies constitute material weaknesses.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to a permanent exemption for non-accelerated filers.

Remediation Plan for Material Weaknesses

Since identifying these material weaknesses and reporting them in our 2020 Annual Report on 10-K, we have developed a remediation plan and begun implementing measures to address the underlying causes of each material weakness. Our efforts to date have included the following:

•	Developed formal policies specific to corporate governance and accounting.

•
Developed formal policies for IT general controls; executed IT controls focused training; and designed and implemented controls within user access, program change management, and computer operations domains.

•	Designed and implemented segregation of duties controls over financial reporting and review of journal entries.

•	Performed a financial statement risk assessment and designed and implemented or identified existing controls designed to prevent or detect a material misstatement in our financial statements.

•	Began implementing a formal testing program to evaluate the design and operating effectiveness of key internal controls.

•
Further augmented leadership and staff responsible for internal control over financial reporting, including adding a Vice President of Internal Audit to assess and report on the Company’s processes and internal controls and a Director of SEC Reporting to address SEC reporting and technical accounting matters.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Executive Officers

The following table sets forth information regarding our executive officers as of March 16, 2022:

Name	Age	Position
Patrick O. Zalupski	41	President, Chief Executive Officer and Chairman of the Board of Directors
J. Douglas Moran	50	Senior Vice President and Chief Operations Officer
L. Anabel Fernandez	40	Senior Vice President and Interim Chief Financial Officer

Patrick O. Zalupski—President, Chief Executive Officer and Chairman of the Board of Directors. Patrick O. Zalupski has served as our President, Chief Executive Officer and Chairman of our Board of Directors since our formation in September. Mr. Zalupski has served as the Chief Executive Officer of our primary operating subsidiary, Dream Finders Homes LLC (“DFH LLC”), since forming the company in December 2008, and as the Chief Executive Officer and a member of the board of managers of DFH LLC since its formation in 2014. He is responsible for our overall operations and management and is heavily involved in the origination, underwriting and structuring of all investment activities. Under Mr. Zalupski’s leadership, we have grown from closing 27 homes in Jacksonville, Florida during our inaugural year in 2009 to establishing operations in markets across the State of Texas and the Southeast, Mid-Atlantic and Mountain Regions of the United States and closing over 15,300 homes as of December 31, 2021. Prior to founding DFH LLC, Mr. Zalupski was a Financial Auditor for FedEx Corporation’s Internal Audit Department in Memphis, Tennessee and worked in the real estate sales and construction industry as Managing Partner of Bay Street Condominiums, LLC from 2006 to 2008. He has served on the investment committee of DF Capital since April 2018 and on the board of directors for Jet LLC since December 2017. Mr. Zalupski holds an inactive Florida Real Estate License and received a B.A. in Finance from Stetson University.

J. Douglas Moran—Senior Vice President and Chief Operations Officer. Doug Moran has served as our Senior Vice President and Chief Operations Officer since our formation in September 2020, and has served as the Chief Operations Officer of DFH LLC since January 2017. He joined Dream Finders as the Division President in Northeast Florida in August 2015 while also overseeing the management and growth of our business in other markets. Mr. Moran is responsible for sales, marketing, land acquisition and development, home construction, operations and purchasing. Under his direction, we have grown from closing 500 homes per year to over 4,500 homes per year, expanding into multiple new markets across the United States. Mr. Moran has over 20 years of broad industry experience in all aspects of operating a real estate company, including as an executive with publicly traded homebuilders, and has overseen the construction of over 15,000 homes throughout his career. He previously worked at Richmond American Homes (“RAH”), a subsidiary of M.D.C. Holdings, Inc. (NYSE: MDC), from 2012 to 2015, where he served as Regional President for Florida. Prior to joining RAH, Mr. Moran worked at KB Home (NYSE: KBH) from 2007 to 2012, where he served as DC Metro Division President. Prior to joining KB Home, Mr. Moran served his first of two stints at RAH from 1997 to 2007, where he joined as a member of the Mergers & Acquisitions team that acquired two homebuilders in Florida, before ascending the ranks to become RAH’s Southeast Regional Division President. Mr. Moran received B.S. in Business from the University of Maryland.

L. Anabel Fernandez—Vice President, Treasurer and Interim Chief Financial Officer. Anabel Fernandez joined us 2018, serving in the position of Treasurer and Vice President and as a member of the Asset Management Committee and was appointed Interim Chief Financial Officer on October 6, 2021. Ms. Fernandez has been responsible for balance sheet management, capital allocation, cash forecasting and overall supervision of our treasury functions, including overall management of our debt, compliance, and reporting for lenders, investors and shareholders. Post-IPO, Ms. Fernandez developed the Company’s Investor Relations function. Prior to joining us, Ms. Fernandez served as the Vice President of Finance for the Americas region at Macquarie Group Limited, an Australian multinational independent investment bank and financial services company, from April 2016 to May 2018, overseeing financial and internal tax reporting for over 200 U.S. legal entities in the energy, capital and credit markets space and subsequently managing the financial audit process for Macquarie Group Limited’s aircraft leasing business. Prior to joining the Macquarie Group Limited, Ms. Fernandez served as the Corporate Accounting Manager at Fidelity National Financial, a provider of title insurance and settlement services to the real estate and mortgage industries, in the title insurance business from 2014 to April 2016. Ms. Fernandez started her career at Aeroflex Incorporated (NASDAQ: ARX INC), a publicly listed aerospace and defense electronics manufacturer, where she worked from 2002 to 2014. Ms. Fernandez serves on the Board of the Jacksonville Housing Authority, an agency dedicated to creating and sustaining healthy communities through its public housing programs. Ms. Fernandez is a Certified Public Accountant. Ms. Fernandez received a B.B.A in Accounting, Financial Economics and Economics from Lincoln Memorial University

Board of Directors

The following information regarding our directors is as of March 16, 2022:

Patrick O. Zalupski –See above for additional information.

W. Radford Lovett II, age 61, has served as a member of the Board of Directors since January 2021. He has also served on the board of managers of DFH LLC from December 2014 to January 2021. Mr. Lovett was the founder, Chairman and Chief Executive Officer of two highly successful growth companies: TowerCom, Ltd, an owner and developer of broadcast communication towers that he founded in 1994, and TowerCom Development, LP, a developer of wireless communications infrastructure that he founded in 1997. TowerCom, Ltd and TowerCom Development, LP have each generated over 90% compounded annual rates of return for their investors. In 2007 he founded TowerCom, LLC and has since served as its Chairman and Chief Executive Officer. Mr. Lovett also co-founded Lovett Miller & Co. in 1997, a venture capital firm that focuses in technology-enhanced services and healthcare companies. Prior to co-founding Lovett Miller & Co., he served as the President of Southcoast Capital Corporation, a family holding company that invests in private equities, public equities and real estate. Prior to serving as President of Southcoast Capital Corporation, Mr. Lovett worked for the Lincoln Property Company and in the Corporate Finance Department of Merrill Lynch. Mr. Lovett has made venture capital investments in the following companies: RxStrategies, Inc., EverBank Financial Corporation, Healthcare Solutions, Inc. (formerly Cypress Care, Inc.), Care Anywhere, Inc., K&G Men’s Centers, Inc., Sigma International Medical Apparatus, Go Software, Inc., Main Bank Corporation, PowerTel, Inc. and Southcoast Boca Associates. He currently serves on the board of directors of the following companies: DocuFree Corporation and TowerCom, LLC. Mr. Lovett also currently serves on the board of directors for Florida Prepaid College Board. Mr. Lovett previously served on the board of trustees and was co-chairman of the Capital Campaign for the University of North Florida. Mr. Lovett also previously served on the board of directors of EverBank Financial Corporation (formerly a publicly traded company) and was the chairman of the Youth Crisis Center and the Jacksonville Jaguars Honor Rows Program.  Mr. Lovett’s extensive experience serving on boards of directors and 20 years of executive leadership experience and management experience make him qualified to serve on the Board of Directors. Mr. Lovett is the chair of our Compensation Committee and a member of our Nominating and Governance Committee.

Megha H. Parekh, age 36, has served as a member of the Board of Directors since January 2021. In 2013, Ms. Parekh joined the Jacksonville Jaguars, a professional football franchise based in Jacksonville, Florida, as Vice President and General Counsel and, in 2016, was promoted to her current position as Senior Vice President and Chief Legal Officer. Ms. Parekh manages the legal, technology, security, capital improvements and people development teams at the Jacksonville Jaguars. Since joining the Jacksonville Jaguars, Ms. Parekh has also worked on a number of other acquisitions and business ventures for Shad Khan, the Jacksonville Jaguars’ owner, including serving as Chief Legal Officer for Iguana Investments Florida, LLC and Chief Legal Officer for All Elite Wrestling, LLC. Prior to joining the Jacksonville Jaguars, Ms. Parekh worked in the New York office of the international law firm Proskauer Rose LLP, where she practiced corporate law and worked on public and private acquisitions and financings and securities offerings. Ms. Parekh currently serves on the board of directors of the Jacksonville Jaguars Foundation, Inc. and the Florida Sports Foundation, Inc. and on the board of managers of the Black News Channel, an American broadcast television news channel based in Tallahassee, Florida targeting the African American demographic.  Ms. Parekh’s 12 years of experience in acquisitions and business ventures and her legal expertise make her qualified to serve on the Board of Directors. Ms. Parekh is the chair of our Nominating and Governance Committee and a member of our Audit Committee and our Compensation Committee.

Justin W. Udelhofen, age 42, has served as a member of the Board of Directors since January 2021. He also served on the board of managers of DFH LLC from December 2014 to January 2021. Mr. Udelhofen has been a private investor since July 2020. He previously founded Durant Partners LLC in October 2016, an investment fund that focuses on small-to-mid-capitalization equities, and served as Principal until June 2020. Prior to founding Durant Partners LLC, Mr. Udelhofen worked from 2006 to April 2016 at Water Street Capital, a multi-billion-dollar private investment firm in Jacksonville, Florida. Prior to joining Water Street Capital, Mr. Udelhofen researched businesses at growth-oriented mutual fund, Fred Alger Management. Prior to his services at Fred Alger Management, Mr. Udelhofen worked at Needham & Company, where he provided strategic insights to publicly traded companies, several initial public offerings and secondary offerings. He previously served on the board of managers of Durant Partners LLC.  Mr. Udelhofen’s extensive leadership experience, his investment expertise, his background of providing strategic insights to publicly traded companies and his involvement with initial public offerings and secondary offerings make him qualified to serve on the Board of Directors. Mr. Udelhofen is the chair of our Audit Committee and a member of our Nominating and Governance Committee. The Board of Directors has determined that Mr. Udelhofen qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d) of Regulation S-K.

William H. Walton, III, age 69, has served as a member of the Board of Directors since January 2021. In 2003, he co-founded, and has since served as a managing member of Rockpoint Group, LLC (“Rockpoint”), a global real estate private equity firm that sponsors real estate investment funds capitalized by domestic and foreign institutional investors. Mr. Walton is responsible for the overall operations and management of Rockpoint, as well as overseeing the origination, structuring and asset management of all of Rockpoint’s investment activities. The Rockpoint founding managing members have invested more than $60 billion of real estate since 1994. In 1994, Mr. Walton also co-founded Westbrook Real Estate Partners, L.L.C. (“Westbrook”), a similar real estate investment management firm. Prior to co-founding Rockpoint and Westbrook, Mr. Walton served as a managing director in the real estate group of Morgan Stanley & Company, Inc., which he joined in 1979. Mr. Walton is involved with several real estate industry organizations and serves on the board of directors of Boston Properties, Inc. (NYSE: BXP), Crow Holdings and FRP Holdings, Inc. (NASDAQ: FRPH). He also serves or has served as a member of or trustee on the board of directors for several non-profit organizations, with a particular interest in educational and policy entities.  Mr. Walton’s 40 years of investment and real estate industry experience make him qualified to serve on the Board of Directors. Mr. Walton is a member of our Audit Committee, Compensation Committee and Nominating and Governance Committee.

Corporate Governance Matters

Controlled Company Status

Mr. Zalupski, our President, Chief Executive Officer and Chairman of the Board, holds more than a majority of the voting power of our common stock eligible to vote in the election of our directors. As a result, we are a “controlled company” within the meaning of the NASDAQ corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NASDAQ corporate governance standards, including the requirements that (1) a majority of such company’s board of directors consist of independent directors, (2) such company’s board of directors have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, (3) such company’s board of directors have a nominating and governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (4) such company conduct an annual performance evaluation of the nominating and governance and compensation committees. We have elected to utilize certain of these exemptions. As a result, no committees of the Board, other than our Audit Committee, is composed entirely of independent directors. In the event that we cease to be a “controlled company” and shares of our common stock continue to be listed on NASDAQ, we will be required to comply with these provisions within the applicable transition periods.

Board Committees

The Board has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. The Board may also establish special committees as necessary to address specific issues. Each of these committees reports to the Board as it deems appropriate and as the Board may request. The Board has adopted written charters for each of the committees, which are posted under the “Investor Relations—Governance—Documents & Charters” link on the Company’s website at www.dreamfindershomes.com. The information contained in, or that can be accessed through, our website is not incorporated by reference and is not a part of this Form 10-K.

The Board does not currently have a lead director. However, because of its capable and experienced independent directors and its strong committee system (as described more fully below), we believe this leadership structure is appropriate for the Company and allows the Board to maintain effective oversight and management and, therefore, a lead director is not necessary at this time.

Audit Committee

Our Audit Committee consists of Mr. Udelhofen, who serves as chair of the committee, Ms. Parekh and Mr. Walton. The Board has determined that the members of our Audit Committee are independent for purposes of serving on such committee under the NASDAQ listing standards and applicable federal law, including Rule 10A-3 promulgated under the Exchange Act. In addition, the Board has determined that each current member of our Audit Committee is financially literate under the NASDAQ listing standards and that Mr. Udelhofen qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d) of Regulation S-K.

Our Audit Committee operates pursuant to an Audit Committee Charter, which was approved and adopted by the Board and is posted under the “Investor Relations—Governance—Documents & Charters” link on the Company’s website at www.dreamfindershomes.com. The duties and responsibilities of our Audit Committee are set forth in its charter. Our Audit Committee is responsible for, among other matters:

•
overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC and earnings press releases;

•	appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;

•
delineating relationships between our independent registered public accounting firm and us and requesting information from our independent registered public accounting firm and management to determine the presence or absence of a conflict of interest;

•	reviewing with our independent registered public accounting firm the scope and results of their audit;

•	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

•	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and our compliance with legal and regulatory requirements;

•	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters;

•	reviewing and discussing with management cybersecurity, risk assessment and risk management and monitoring controls related to such exposures; and

•	reviewing and approving related-person transactions.

Compensation Committee

Our Compensation Committee consists of Mr. Lovett, who serves as chair of the committee, and Ms. Parekh and Mr. Walton. Pursuant to our controlled company status, we have elected to utilize our exemption to the requirement that each of the members of our Compensation Committee be an independent director under the NASDAQ listing standards, qualify as an “outside director” in accordance with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and be a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

The Compensation Committee Charter has been posted under the “Investor Relations—Governance—Documents & Charters” link on the Company’s website at www.dreamfindershomes.com. The Compensation Committee Charter provides that our Compensation Committee is responsible for, among other matters:

•	establishing the Company’s compensation programs and the compensation of the Company’s executive officers;

•	monitoring incentive and equity-based compensation plans;

•	reviewing and approving director compensation; and

•	monitoring director and executive officer compliance with the stock ownership guidelines.

Nominating and Governance Committee

Our Nominating and Governance Committee consists of Ms. Parekh, who serves as chair of the committee, and Messrs. Walton, Lovett and Udelhofen. Pursuant to our controlled company status, we have elected to utilize our exemption to the requirement that each of the members of our Nominating and Governance Committee be an independent director under the NASDAQ listing standards.

The Nominating and Governance Committee Charter has been posted under the “Investor Relations—Governance—Documents & Charters” link on the Company’s website at www.dreamfindershomes.com. The Nominating and Governance Committee’s primary purpose, as described in its charter, is to provide assistance to the Board in fulfilling its responsibility to our stockholders by:

•	overseeing the evaluation of the Board and its committees;

•	identifying and recommending to the Board individuals qualified, consistent with criteria approved by the Board, for directorships to be filled by the Board or by our stockholders;

•	overseeing the size, composition and structure of the Board in order to discharge the Board’s duties and responsibilities properly and efficiently;

•	developing and recommending to the Board a set of corporate governance guidelines and principles; and

•	reviewing the disclosure regarding corporate governance and the operation of the committee included in our proxy statements and other filings required by the SEC, as applicable.

Selection and Evaluation of Director Candidates

Our Nominating and Governance Committee is responsible for identifying and recommending individuals who are qualified to become members of the Board and for filling vacancies that may arise on the Board. To facilitate the search process, our Nominating and Governance Committee may obtain the advice of, or retain the services of, outside legal counsel and such other advisors, including director search firms, as it deems necessary to help identify qualified candidates. Our Nominating and Governance Committee may also consider director candidates recommended by our stockholders. Our Nominating and Governance Committee seeks to identify a diverse slate of potential candidates, consisting of diverse skills, expertise, backgrounds and experiences, among other factors. Our Nominating and Governance Committee is also responsible for developing and recommending to the Board the standards to be applied when evaluating potential candidates’ independence from the Company and potential conflicts of interest, which is used by the Board when determining whether a candidate is suitable for election as director.

Our Nominating and Governance Committee annually reviews and evaluates with the Board the appropriate skills and experience required for the Board, as a whole, and its individual members. In such evaluation and resulting recommendation of director candidates, our Nominating and Governance Committee will consider such factors and criteria as it deems appropriate, including such director candidate’s judgment, skill, integrity, diversity and business or other experience.

We believe that diverse skills, expertise, backgrounds and experiences are important components of director qualifications and characteristics. These qualifications and characteristics are discussed further below.

Key Director Qualifications and Experiences

•	Experience in corporate management, such as serving as an officer, former officer or other leadership role for a publicly held company or large private company;
•	Experience as a board member of another publicly held company or large private company;
•	Real estate industry professional and academic expertise, including homebuilding, land development, sales, marketing and operations;
•	Experience in accounting, finance, capital markets transactions and/or technology;
•	Legal, regulatory and/or risk management expertise; and
•	Information technology and cybersecurity expertise.

Key Director Characteristics

•	High personal and professional ethical standards, integrity and values;
•	Strong leadership skills and solid business judgment;
•	Commitment to representing the long-term interests of our stockholders;
•	The time required for preparation, participation and attendance at Board meetings and committee meetings, as applicable; and
•	Lack of potential conflict of interest with other personal and professional pursuits.

We consider director candidates recommended by our stockholders in the same manner as those recommendations made by directors, executive officers, outside advisors or search firms. Pursuant to Article II, Section 2(b) of our Bylaws, any stockholder desiring to recommend a director candidate to our Nominating and Governance Committee for consideration should deliver written notice and the other required information to the Corporate Secretary of the Company. Any such notice should be delivered by the date required by such section of our Bylaws in order to permit our Nominating and Governance Committee to complete its review in a timely fashion.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act (“Section 16(a)”) requires our officers, directors and persons who own more than 10% of our Class A common stock to file reports of ownership and changes in ownership with the SEC. These officers, directors and persons who own more than 10% of our Class A common stock are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file. Since we became subject to Section 16(a) requirements on January 20, 2021, based solely on a review of copies of Forms 3, 4 or 5 filed by the Company on behalf of its directors and officers or otherwise provided to the Company, the Company believes that its officers, directors and persons who own more than 10% of our Class A common stock complied with all applicable Section 16(a) filing requirements except as follows: W. Radford Lovett II, William H. Walton, III and L. Anabel Fernandez each filed their initial Form 3 report late due to a delay in their receipt of the required Edgar access codes.

Code of Business Conduct and Ethics

All of our employees, officers and directors, including those responsible for financial reporting, operate under a written Code of Business Conduct and Ethics. All employees are required, upon their initial employment with the Company and annually thereafter, to affirm in writing their receipt and review of the Code of Business Conduct and Ethics and their compliance with its provisions. Additionally, the Corporate Governance Guidelines prohibit directors and executive officers from entering into any form of hedging or other monetization transaction involving shares of our common stock.

The Code of Business Conduct and Ethics was adopted in January 2021 and can be accessed under the “Investor Relations—Governance” link on our website at www.dreamfindershomes.com. We intend to satisfy any disclosure requirements pursuant to Item 5.05 of Form 8-K and the NASDAQ rules regarding any amendment to, or waiver from, certain provisions of the Code of Business Conduct and Ethics by posting such information on our website.

Item 11.	Executive Compensation.

This section describes executive compensation of DFH’s directors and named executive officers.

COMPENSATION DISCUSSION AND ANALYSIS

In this Compensation Discussion and Analysis, we provide an overview of our executive compensation program and describe the material components of our executive compensation program for our 2021 named executive officers (NEOs), whose compensation is set forth in the Summary Executive Compensation Table and other compensation tables contained in this Form 10-K. Our NEOs for 2021 were:

•	Patrick O. Zalupski, our President, Chief Executive Officer and Chairman of the Board;
• •	J. Douglas Moran, our Senior Vice President and Chief Operations Officer; L. Anabel Fernandez, our Senior Vice President and Interim Chief Financial Officer (1); and
•
Rick A. Moyer, our Former Senior Vice President and Chief Financial Officer (2).
(1) On October 6, 2021 Ms. Fernandez was appointed to the position of Senior Vice President and Interim Chief Financial Officer.
(2) Mr. Moyer resigned from his position as Senior Vice President and Chief Financial Officer, effective September 30, 2021.

Our Executive Compensation Practices

2021 Business Highlights

We concluded the full year 2021 with record results, achieving revenue growth of 70%, despite the sustained, industry-wide labor, material, and supply chain challenges that remain prevalent to date. We closed 4,874 homes during the year, representing 33% organic growth and 55% overall growth inclusive of the strategic MHI acquisition, granting DFH immediate access to the robust Texas markets. We also concluded the year with our greatest backlog in history valued at nearly $3.0 billion based on average sales price. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Results” for detailed business results for the year.

Philosophy and Context of Our Executive Compensation Program

Our executive compensation program has been designed to motivate, reward, attract and retain the talent necessary to ensure our continued success as the Company evolves. The program seeks to align executive compensation with our short- and long-term objectives, business strategy, financial performance and long-term value creation for our stockholders.

In connection with our IPO, our overall executive pay strategy began to shift in early 2021 to better align with competitive market practices for a publicly traded company, while maintaining a significant emphasis on equity awards. In connection with this shift in our executive pay strategy:

•	We increased base salaries to reflect competitive market levels, individual merit and internal parity considerations;

•	We paid certain IPO-related bonuses and will pay certain future bonuses in the form of equity awards that contain a three-year time-based vesting schedule as a retention mechanism; and

•	We transitioned away from a profit sharing model for certain executives and toward an incentive structure that considers achievement of Company specific performance factors.

Compensation Governance Practices

In addition to these compensation practices, we are dedicated to the highest standards of good governance for our executive compensation plans, and we are in the process of establishing our governance framework for executive pay.

What We Do		What We Don’t Do
✔	Annual Compensation Review. The Compensation Committee conducts an annual review of compensation for our NEOs and a review of compensation-related risks.	✘	No “Single Trigger” Change of Control Arrangements. No change of control payments or benefits are triggered simply by the occurrence of a change of control.

✔
Compensation At-Risk and Performance-based. A significant portion of our NEO’s compensation is subject to variable pay arrangements that are determined by the Compensation Committee in connection with our performance.
✘
No Tax “Gross Ups.” We do not provide any tax reimbursement payments (including “gross ups”) on any tax liability that our NEOs might owe, including as a result of the application of Sections 280G and 4999 of the Code.

✔	Multi-Year Vesting Requirements. Time-based restricted stock awards granted to our NEOs generally vest over three years.	✘	No Special Executive Benefit Plans. Our NEOs participate in the same company-sponsored benefit programs as our other full time, salaried employees.

✔	Rigorous Share Ownership Guidelines. We have established minimum share ownership requirements of 5x base salary for our Chief Executive Officer and 3x base salary for our other NEOs.	✘	No Hedging. We have a policy that restricts employees from hedging our securities.

✔	Limited Perquisites. We provide minimal perquisites and other personal benefits to our NEOs, except where they serve a legitimate business purpose.

Compensation Decision-making Process

Role of the Compensation Committee

We formed the Compensation Committee of our Board of Directors in January 2021 in connection with our corporate reorganization and IPO. Our Compensation Committee is responsible for setting and overseeing our executive compensation policies and programs, and for determining the compensation of our executives, including our NEOs. Our Compensation Committee is guided by our charter found on our website at https://investors.dreamfindershomes.com/static-files/ea75c82c-706d-44b4-bfdb-410bd70ac083.

Role of Management

Our Chief Executive Officer and other members of management provide information, data, analysis, updates and compensation recommendations to our Compensation Committee. In addition, our Chief Executive Officer makes recommendations to our Compensation Committee on compensation arrangements for executives (other than for himself), as well as the design of all material compensation and benefit plans.

Role of Compensation Consultant

DFH retained Compensation Advisory Partners (“CAP”) to assist it by providing information, analysis and other advice relating to our executive compensation program. CAP provided the following advisory services in 2021:

•	consulting with the Chairman of the Compensation Committee between board meetings;
•	providing competitive market data for our NEO positions;
•	advising on market practices for compensation of founder CEOs with significant ownership; and
•	reviewing incentive plan design features and market practices for equity plan pool size
•	assisting in evaluation of the effectiveness of our overall executive compensation program.

CAP did not provide any services to us other than the consulting services to the Compensation Committee of the Board of Directors.

Competitive Considerations

In 2021 with the assistance of CAP, the Board of Directors reviewed and considered the compensation levels and practices of a group of comparable homebuilding companies within a reasonable size range as compared to our company. The peer companies that our Board of Directors considered consisted of the following:

Beazer Homes USA	Hovnarian Enterprises	Skyline Champion

Cavco Industries	LGI Homes	The New Home Company

Century Communities	M.D.C Holdings	TRI Pointe Group

Green Brick Partners	M/I Homes

In addition, CAP collected market data from nationally recognized compensation surveys for general industry companies with revenues between $1.0 billion and $3.0 billion.

The purpose of the comparison was to gain an additional point of reference, but was just one of several analytic tools that were used in making compensation decisions. The Compensation Committee did not target any specific positioning or percentile, or utilize a formulaic approach in designing our overall executive compensation packages. Rather, the Compensation Committee considered the comparative peer data together with a number of factors, including market practices, company and individual performance and internal parity, when making compensation decisions for 2021, without placing any particular weight on any one factor.

2021 Executive Compensation Program Detail

We believe our executive compensation program emphasizes variable pay and promotes long-term stockholder value, but as described above, our Compensation Committee does not target a particular pay mix. Our Compensation Committee endeavors to balance pay for performance objectives with retention considerations so that, even during a temporary downturn in the economy and the homebuilding industry, the program continues to ensure that qualified, successful, performance-driven employees stay committed to increasing our long-term value. Furthermore, to attract and retain highly skilled management, our executive compensation program must remain competitive with those of comparable employers who compete with us for talent.

The following is a summary of the elements of our compensation arrangements paid to our NEOs for 2021.

Base Salary

We pay our NEOs an annual base salary to provide them with a fixed and stable level of pay that compensates them for their scope of responsibility, skill level and performance. Base salaries are generally reviewed annually and may be adjusted depending on an NEO’s job responsibilities and performance, as well as taking Company growth, total pay mix and internal parity into consideration. Following our IPO and through consultation with CAP, we increased the annual base salaries of our NEOs in order to provide market- competitive salaries more in line with our new status as a public company. Base salaries for 2021 were as follows:

Name	2021 ($)
Patrick O. Zalupski	1,050,000
J. Douglas Moran	650,000
L. Anabel Fernandez (1)	400,000

(1)	Effective October 6, 2021 when Ms. Fernandez was appointed to the position of Senior Vice President and Interim Chief Financial Officer.

Short-Term Incentive—Annual Cash Bonus

Annual cash bonuses are designed to incentivize our NEOs at a variable level of compensation based on the Company’s performance as well as the individual’s performance. For 2021, our Compensation Committee established the following annual incentive targets for our NEOs:
Target Bonus
Name	2021 ($)
Patrick O. Zalupski	2,012,500
J. Douglas Moran	1,812,500
L. Anabel Fernandez (1)	400,000

(1)	In connection with her appointment as Interim CFO, Ms. Fernandez’s target bonus was established as 100% of her base salary.

In 2021, the Compensation Committee established a process to evaluate performance for short-term incentives that includes a comprehensive review of Company performance, with a focus on Adjusted Pre-Tax Income, and individual NEO performance. The Compensation Committee set a 2021 Adjusted Pre-Tax income target of $145M as the primary measure when determining bonuses. The committee established a threshold level of performance at 80% of target and a maximum level of performance at 125% of target that would result in a short-term incentive payout at 50% and 140% of target bonus, respectively. Performance below 80% of target would result in a 0% payout. Ultimately, the short-term incentive awards are determined by the Compensation Committee through the use of its structured discretion. The Compensation Committee believes that it is important to retain its discretion to determine NEO compensation in the first few years as a public company in order to build stockholder value while promoting the stability and growth of the Company. This process for determining compensation provides the Compensation Committee flexibility to make appropriate compensation decisions.

The Company achieved an Adjusted Pre-Tax Income of $169.0M, which reflects 117% of target performance. When determining actual Adjusted Pre-Tax Income, the committee may decide to exclude one-time items including merger / acquisition costs, litigation expense, restructuring costs, changes in accounting, etc. Based on the committee’s review of Company and NEO performance, Messrs. Zalupski and Moran, and Ms. Fernandez, received annual cash bonuses equal to $2.5 million, $2.3 million and $0.2 million, respectively for 2021. Ms. Fernandez’s bonus is reflective of her appointment occurring in October 2021, and was payable 50% in cash and 50% in the form of restricted shares of Class A common stock vesting in equal annual installments over three years, subject to continued service.

Long-Term Incentive—Equity Awards

In 2021 annual equity awards became a component of our compensation structure for executives in order to more effectively align the interests of executive officers and our stockholders and increase retention through ensuring long-term incentive arrangements remain in place.

As noted below under the heading “Executive Employment Agreements—Special Bonus Rights”, following our IPO we granted restricted stock awards to each of our NEOs from our 2021 Equity Incentive Plan. In the case of Messrs. Zalupski and Moyer, such awards were granted as special one-time bonuses in connection with our IPO, and in the case of Mr. Moran, his equity award was granted as part of his profit sharing bonus for 2020. All such awards provide for a three-year vesting schedule.

Benefits

Our NEOs are eligible for the benefits generally available to full-time Company employees, including, without limitation: 401(k), disability, dental vision, group sickness, accident and/or health insurance programs of the Company as well as any other fringe benefit programs that may be established by the Company. We believe many of these benefits are required to remain competitive in attracting and retaining executive talent.

We pay the premiums for key man life insurance for Mr. Zalupski. Senior executives, including the NEOs, are encouraged to occasionally have their spouses accompany them at business functions in connection with certain business meetings and other corporate-sponsored events, and the Company pays all expenses associated with their spouses’ travel to and attendance at these business-related functions.

Our NEO’s are afforded personal use of private, chartered aircrafts and it is Company policy that 100% of the associated costs are reimbursed by the executives.

Executive Employment Agreements

In connection with our IPO, we entered into new executive employment agreements in January 2021 with each of our NEOs. As of October 6, 2021 and in conjunction with Ms. Fernandez’ appointment to Senior Vice President and Interim Chief Financial Officer, we entered into a new executive employment agreement with her. Each such agreement provides for “at-will” employment and contains customary confidentiality, invention assignment and non-competition and other restrictive covenants. In addition, such agreements provide for increased base salaries, certain special bonus rights and severance benefits as described below.

Special Bonus Rights

IPO Bonuses. As contemplated in the employment agreements with Messrs. Zalupski and Moyer, in January 2021, the Board approved the grant of restricted stock awards for each of Messrs. Zalupski, Moyer and Moran in consideration of their substantial contributions leading to the successful completion of our IPO (the “IPO Bonus Awards”), effective on the date of our IPO. Mr. Zalupski’s IPO Bonus Award consisted of 461,538 shares of our Class B common stock, representing a target value of $6,000,000 based on our initial offering price of $13.00. Mr. Moyer’s and Mr. Moran’s IPO Bonus Award covered 38,462 shares and 72,115 of our Class A common stock, respectively, representing a target value of $500,000 and $937,500, respectively based on our initial offering price of $13.00 per share. The IPO Bonus Awards were granted on January 29, 2021. All of the IPO Bonus Awards vest in three equal annual installments measured from the date of our IPO, subject to continued service with the Company on the vesting date.

Severance and Change in Control Benefits

Messrs. Zalupski’s and Moyer’s and Ms. Fernandez’ executive employment agreements provide for the payment of three months’ worth of Company-paid Consolidated Omnibus Budget Reconciliation Act (“COBRA”) premiums as severance benefits in the event of an involuntary termination by us without cause.

Additionally, in the event the Company hires a full time Chief Financial Officer and Ms. Fernandez terminates her employment with the Company, the Company will pay Ms. Fernandez $150,000.  In the event Ms. Fernandez is terminated by the Company without cause prior to the payment of any bonus for 2021, Ms. Fernandez shall receive a severance payment of $350,000.

Mr. Moran’s employment agreement provides that if we terminate Mr. Moran’s employment involuntarily without cause, he would be entitled to receive severance payments equal to 12 months’ worth of his then-current base salary as in effect at the time of such termination, plus 12 months’ worth of company-paid COBRA premiums. If we terminate Mr. Moran’s employment involuntarily without cause within the 24-month period following a change in control of the Company, Mr. Moran would be entitled to receive severance payments equal to two years’ then-current base salary as in effect at the time of such termination, plus 24 months’ worth of company-paid COBRA premiums.

All severance and change in control benefits are subject to execution by the executive officer of an effective general release of claims in our favor, and continued compliance with certain non-competition and other restrictive covenants.

Tax and Accounting Considerations

Deductibility of Executive Compensation

Section 162(m) of the Code limits the amount of compensation that may be deducted per covered employee to $1 million per taxable year. Following the enactment of the Tax Cuts and Jobs Act (the “TCJA”), beginning with the 2018 calendar year, this $1.0 million annual deduction limitation applies to compensation paid to any individual who serves as the chief executive officer, chief financial officer or one of the other three most highly compensated executive officers for 2017 or any subsequent calendar year, and there is no longer any exception to this limitation for qualified performance-based compensation (as was the case for periods prior to 2018). Thus, it is expected that any compensation deductions for any covered employee will be subject to a $1.0 million annual deduction limitation. The Compensation Committee considers the applicability of Section 162(m) of the Code in designing our compensation programs but also considers numerous factors that may in some cases lead to the payment of compensation that is not deductible as result of the application of Section 162(m) of the Code.

Accounting for Stock-Based Compensation

We follow the Financial Accounting Standard Board’s Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”) for our stock-based compensation awards. FASB ASC Topic 718 requires us to measure the compensation expense for all share-based payment awards made to our employees and members of our Board of Directors, including restricted stock awards, options to purchase our equity securities, and other stock awards, based on the grant date fair value of these awards. This calculation is performed for accounting purposes and reported in the executive compensation tables required by the federal securities laws, even though the recipient of the awards may never realize any value from their awards.

Stock Ownership Guidelines

Ownership of our common stock by our directors and executive officers is very important to align their interests with those of our stockholders. We have stock ownership guidelines requiring that our executive officers acquire and continuously hold a specified minimum level of our common stock. For our executive officers, we express these requirements as a multiple of annual base salary.

The minimum stock ownership requirements by level are as follows:

Stock Ownership Guidelines
Chief Executive Officer	5X Base Salary
Chief Operating Officer and Chief Financial Officer	3X Base Salary
Other Executive Officers	1X Base Salary

Upon the appointment or election of a new executive officer, such executive officer will be expected to reach full compliance with these requirements by the date that is five years after his or her appointment or election. Until the targeted ownership levels are attained, executive officers covered by this policy are required to retain at least 50% of the shares of our common stock acquired upon the vesting of share-based awards.

Anti-Hedging Policy

We have an Insider Trading Policy that prohibits, among other things, short sales, hedging of stock ownership positions, and transactions involving derivative securities relating to our common stock. See “Anti-Hedging and Insider Trading Policy” for a discussion of our anti-hedging policy.

Compensation Risk Assessment

The Compensation Committee monitors the Company’s incentive and equity-based compensation plans for both executive and non-executive employees, and annually reviews the programs against the Company’s strategic goals, industry practices and emerging trends in order to ensure alignment with stockholder interests. As part of this evaluation, the Compensation Committee considers whether the program components encourage or otherwise promote the taking of inappropriate or unacceptable risks that could threaten the Company’s long-term value. Based on a review by our Compensation Committee, such directors determined that the mix and design of the elements of such programs do not encourage our employees to assume excessive risks and accordingly are not reasonably likely to have a material adverse effect on the Company.

Summary Compensation Table for 2021

The following table provides information concerning compensation of NEOs as of December 31, 2021. The amounts shown below are discussed further under “Compensation Discussion and Analysis—2021 Executive Compensation Program in Detail.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(5)	Total ($)
Patrick O. Zalipski(3)	2021	1,220,389	2,465,625	10,684,605	—	21,045	14,391,664
President, Chief Executive Officer	2020	450,000	4,000,000	—	—	96,813	4,546,813
and Chairman of the Board	2019	375,000	—	—	—	159,980	534,980
Rick A. Moyer	2021	487,500	—	890,395	—	6,051	1,383,946
Former Senior Vice President	2020	450,000	500,000	—	—	12,856	962,856
and Chief Financial Officer	2019	400,000	400,000	—	—	9,800	809,800
J. Douglas Moran	2021	627,507	2,265,625	1,669,462	—	10,150	4,572,744
Senior Vice President	2020	350,000	—	—	937,500	11,958	1,299,458
and Chief Operating Officer	2019	300,000	—	—	1,015,450	9,800	1,325,250
L. Anabel Fernandez	2021	240,923	200,000	222,587	—	10,150	673,660
Senior Vice President	2020	—	—	—	—	—	—
and Interim Chief Financial Officer(4)	2019	—	—	—	—	—	—

(1)
Based on grant date fair value of restricted stock awards and calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 10 to our consolidated financial statements for the fiscal year ended December 31, 2021, included herewith.  Mr. Moyer’s stock awards were forfeited upon his resignation.

(2)
Mr. Moran earned a profit sharing bonus for 2020 and 2019 in an amount equal to 2.5% of the yearly pre-tax net profits of DFH LLC, as provided in his prior employment agreement. Such profit sharing bonus amount in 2020 and 2021 was paid 50% in cash and 50% in the form of a restricted stock award with a three-year vesting schedule, while such profit sharing bonus amount was paid in cash for 2019.

(3)	Mr. Zalupski does not receive any additional compensation for serving as the Chairman of our Board.
(4)	Ms. Fernandez was appointed to the position of Senior Vice President and Interim Chief Financial Officer on October 6, 2021.
(5)	Amounts reflected within the “All Other Compensation” column are comprised of the following amounts:

Name and Principal Position	Year	Employer Contributions to 401(k) Plan ($)	Key Man Life Insurance Premiums ($)	Reimbursements for Personal Expenses ($)	Total ($)
Patrick O. Zalupski	2021	10,150	10,895	—	21,045
	2020	11,112	16,342	65,000	92,454
	2019	9,800	16,342	126,202	152,344
Rick A. Moyer	2021	6,051	—	—	6,051
	2020	12,856	—	—	12,856
	2019	9,800	—	—	9,800
J. Douglas Moran	2021	10,150	—	—	10,150
	2020	11,958	—	—	11,958
	2019	9,800	—	—	9,800
L. Anabel Fernandez	2021	10,150	—	—	10,150
	2020	—	—	—	—
	2019	—	—	—	—

Pay Ratio

We have estimated the ratio between our 2021 CEO’s total compensation and the median annual total compensation of all employees (except the chief executive officer). In searching for the median employee we considered taxable compensation totals in 2021. We identified the “Median Employee” based on the taxable compensation of all full-time, part-time, and temporary employees employed by us on December 31, 2021, excluding MHI, as the MHI acquisition occurred on October 1, 2021. Then we calculated the Median Employee’s compensation under the Summary Compensation Table rules. Our Chief Executive Officer in 2021 had annual total compensation of $14,221,275 and our Median Employee had annual total compensation of $77,286. Therefore, we estimate that our Chief Executive Officer’s annual total compensation in 2021 is 184 times that of the median of the annual total compensation of all of our employees.

Grants of Plan-Based Awards During 2021

The following table sets forth information with respect to plan-based awards made to NEOs during the year ended December 31, 2021:

Name	Type	Grant Date	All Other Stock Awards ($)	Grant Date Fair Value of Stock Awards ($) (1)
Patrick O. Zalupski	Restricted stock - 2021 Equity Incentive Plan	1/29/2021	—	10,684,605
J. Douglas Moran	Restricted stock - 2021 Equity Incentive Plan	1/29/2021	—	1,669,462
L. Anabel Fernandez	Restricted stock - 2021 Equity Incentive Plan	1/29/2021	—	222,587
Rick A. Moyer	Restricted stock - 2021 Equity Incentive Plan	1/29/2021	—	890,395

(1)
Based on grant date fair value of restricted stock awards and calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 10 to our consolidated financial statements for the fiscal year ended December 31, 2021, included herewith. Mr. Moyer’s stock awards were forfeited upon his resignation.

Outstanding Equity Awards at December 31, 2021
	Stock Awards
Name	Number of shares that have not vested (#)(1)	Value of shares that have not vested ($)(2)
Patrick O. Zalupski	461,538	8,976,923
J. Douglas Moran	72,115	1,402,637
L. Anabel Fernandez	9,615	187,019

(1)	Restricted stock awards as of December 31, 2021, which were granted under the 2021 Equity Incentive Plan in connection with our IPO in January 2021.
(2)	Market value of unvested restricted stock awards is based on a closing price of $19.45 for a share of our common stock on the Nasdaq Global Select Market on December 31, 2021.

Options Exercised and Stock Vested in 2021

No restricted stock awards of DFH, Inc. held by NEOs vested during the year ended December 31, 2021.  These stock grants vest over a period of three years, ratably in one third increments at the end of each year of a three-year term, which started on January 21, 2021, the grant date.  In addition, our NEOs do not have any options outstanding and did not exercise any options in 2021.

Nonqualified Deferred Compensation

The following table sets forth information with respect to the deferred portions of Mr. Moran’s profit sharing bonus during the year ended December 31, 2021. Such deferred amounts do not earn interest.
Name	Executive contributions in last fiscal year ($)(1)	Aggregate withdrawals/ distributions ($)(2)	Aggregate balance at last fiscal year end ($)(3)
J. Douglas Moran	—	195,182	101,546
(1)
For the year ended December 31, 2021, Mr. Moran’s bonus structure transitioned from profit sharing to an incentive structure comprised of a cash bonus and equity awards in line with the other NEOs. The cash portion is included in the Summary Compensation Table under the heading “Bonus” and the equity award portion is included in “Long Term Incentive Plan Compensation.”

(2)	Represents deferred amounts paid to Mr. Moran in 2021 attributable to his 2018 and 2019 profit sharing bonuses.
(3)	Represents remaining deferred amounts as of December 31, 2021 attributable to Mr. Moran’s 2019 profit sharing bonuses.

Potential Payments Upon Termination or Change in Control

The following table quantifies the amount of cash payments and the value of any equity acceleration and other benefits NEOs would have received in connection with certain terminations of employment or in connection with a change in control of DFH, Inc. as if such event had occurred on December 31, 2021. Additional information regarding the prior and current employment agreements for NEOs and our 2021 Equity Incentive Plan is contained in our Compensation Discussion and Analysis under the headings “Executive Employment Agreements” and “Long-Term Incentive—Equity Awards.”

Mr. Zalupski’s and Ms. Fernandez’ executive employment agreements provide for the payment of three months’ worth of Company-paid Consolidated Omnibus Budget Reconciliation Act (“COBRA”) premiums as severance benefits in the event of an involuntary termination by us without cause.

Additionally, in the event the Company hires a full time Chief Financial Officer and Ms. Fernandez terminates her employment with the Company, the Company will pay Ms. Fernandez $150,000.  In the event Ms. Fernandez is terminated by the Company without cause prior to the payment of any bonus for 2021, Ms. Fernandez shall receive a severance payment of $350,000.

Mr. Moran’s employment agreement provides that if we terminate Mr. Moran’s employment involuntarily without cause, he would be entitled to receive severance payments equal to 12 months’ worth of his then-current base salary as in effect at the time of such termination, plus 12 months’ worth of company-paid COBRA premiums. If we terminate Mr. Moran’s employment involuntarily without cause within the 24-month period following a change in control of the Company, Mr. Moran would be entitled to receive severance payments equal to two years’ then-current base salary as in effect at the time of such termination, plus 24 months’ worth of company-paid COBRA premiums.

The actual amounts that would be paid to any NEO can only be determined at the time of an actual termination of employment and would vary from those listed below. Generally, in the event of a termination for “cause” or a resignation for any reason (other than retirement, in the case of Mr. Moran under his prior employment agreement and voluntary termination, in the case of Ms. Fernandez under her employment agreement), NEOs are entitled only to earned but unpaid salary, vested benefits under applicable benefit plans and reimbursement of business expenses. The amounts shown in the table below assume that all applicable contingencies, such as execution of a release of claims and continuing compliance with any restrictive covenants, as applicable, will be satisfied.

Name	Event	Salary ($)	Bonus ($)	Health/Welfare Benefits ($)	Other Benefits ($)	Equity Acceleration ($)	Total ($)
L. Anabel Fernandez	Voluntary Termination (1)	—	—	—	150,000	—	150,000
	Involuntary Termination (2)	350,000	—	2,681	—	—	352,681
J. Douglas Moran(3)	Involuntary Termination	350,000	—	22,572	—	—	372,572
	Change in Control	604,444	—	—	—	—	604,444
	Retirement(4)	—	—	—	101,546	—	101,546
Patrick O. Zalupski	Involuntary Termination	—	—	4,191	—	—	4,191

(1)
In the event the Company hires a full time Chief Financial Officer and Ms. Fernandez terminates her employment with the Company within 30 days thereafter, the Company will pay Ms. Fernandez $150,000 following the execution by Ms. Fernandez of a general release.

(2)
In the event Ms. Fernandez is terminated by the Company without Cause (as defined in the employment agreement) prior to the payment of any bonus for 2021, Ms. Fernandez shall receive a severance payment of $350,000 following the execution by Ms. Fernandez of a general release.

(3)
Mr. Moran’s employment agreement provides that if we terminate Mr. Moran’s employment involuntarily without cause, he would be entitled to receive severance payments equal to 12 months’ worth of his then-current base salary as in effect at the time of such termination, plus 12 months’ worth of company-paid COBRA premiums. If we terminate Mr. Moran’s employment involuntarily without cause within the 24-month period following a change in control of the Company, Mr. Moran would be entitled to receive severance payments equal to two years’ then-current base salary as in effect at the time of such termination, plus 24 months’ worth of company-paid COBRA premiums.

(4)
Mr. Moran’s prior employment agreement provided for accelerated payment of accrued, unpaid profit         sharing bonuses on his “Retirement,” which was generally defined as a voluntary resignation after reaching age 65.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of our executive officers serves, or in the past has served, as a member of the Board or Compensation Committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of the Board or our Compensation Committee. None of the members of our Compensation Committee is, or has ever been, an officer or employee of the Company. Information regarding certain related party transactions involving Mr. Lovett, our director and member of the Compensation Committee, is contained in our Certain Relationships and Related Party Transactions section.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, our Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included herein.

W. Radford Lovett II (Chair) Megha H. Parekh William H. Walton, III
The foregoing report is not soliciting material, is not deemed filed with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

NON-EMPLOYEE DIRECTOR COMPENSATION

For 2021, the DFH Board was comprised of Patrick O. Zalupski, William H. Walton, W. Radford Lovett II, Justin Udelhofen and Megha H. Parekh.

On January 29, 2021, (i) each of Messrs. Lovett and Walton and Ms. Parekh was granted a restricted stock award covering 3,846 shares of our Class A common stock, with a grant date fair value of approximately $89,035, in consideration for their appointment and future service on the Board; and (ii) Mr. Udelhofen was granted a restricted stock award covering 11,538 shares of our Class A common stock, with a grant date fair value of approximately $267,105, in consideration for his past service as a manager of our predecessor, DFH LLC, and his appointment as chair of the Audit Committee and future service on the Board. Each of these restricted stock awards was granted under the terms of the Dream Finders Homes, Inc. 2021 Equity Incentive Plan (our “2021 Equity Incentive Plan”) and will vest in three equal annual installments measured from January 21, 2021 (the date of our IPO), subject to such director’s continued service on the Board.

Our Compensation Committee is responsible for evaluating and approving compensation for our non-employee directors. For 2021, our Compensation Committee has approved the following compensation for our non-employee directors:

•	an annual cash retainer of $50,000; and
•	an annual restricted stock award granted under our 2021 Equity Incentive Plan with an aggregate fair market value of approximately $50,000 on the date of grant.

We also reimburse our directors for reasonable out-of-pocket expenses incurred for travel in connection with attendance in-person at Board or committee meetings.

Director Compensation

The following table provides information regarding compensation earned by our directors for services rendered during the year ended December 31, 2021. Mr. Zalupski, our President, Chief Executive Officer and Chairman of the Board, received no additional compensation for serving on the Board, and his 2021 compensation is disclosed under “Executive Compensation” above.
Name	Fees earned or paid in cash ($)(1)	Stock awards ($)(2)	Total ($)
William H. Walton, III	50,000	89,035	139,035
W. Radford Lovett II	50,000	89,035	139,035
Justin W. Udelhofen	50,000	267,105	317,105
Megha H. Parekh	50,000	89,035	139,035

(1)	Represents annual retainers which directors received in cash.
(2)
Based on grant date fair value of restricted stock awards granted during 2021 and calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 10 to our consolidated financial statements for the fiscal year ended December 31, 2021, included herewith.

STOCK OWNERSHIP POLICY FOR NON-EMPLOYEE DIRECTORS

In order to evidence the financial alignment of the Company’s directors with the interest of the Company’s stockholders, the Board has established a stock ownership policy for non-employee directors. Under these guidelines, each director is required to own shares of our common stock that have a fair market value (determined as of each annual meeting of the Company’s stockholders) equal to five times the annual cash retainer paid to the applicable independent director, and each director shall have five years from his or her initial appointment or election to the Board within which to satisfy the foregoing stock ownership policy. Once our Class A common stock has been listed for a full year, we will determine the director share ownership requirement based on the average monthly closing stock price of our Class A common stock.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of March 16, 2022, by (i) each of our directors and NEOs, individually and as a group, and (ii) each person known to our management to be the beneficial owner of more than 5.0% of the outstanding shares of our common stock.

	Shares Beneficially Owned(1)
	Class A		Class B		Combined
	Common Stock		Common Stock		Voting Power(2)
5% Stockholders:	Number	%	Number	%	Number	%
Patrick O. Zalupski(3)(4)	—	0%	60,687,691	100.0%	182,063,073	84.9%
W. Radford Lovett II(9)(10)	5,069,729	15.4%	—	0.0%	5,069,729	*%
Boston Omaha Corporation (13)	2,868,037	8.8%	—	0.0%	2,868,037	3.1%
The Vanguard Group (14)	1,646,559	5.1%	—	0.0%	1,646,559	1.8%
Directors and Named Executive Officers:
Patrick O. Zalupski(3)(4)	—	0.0%	60,687,691	100.0%	182,063,073	84.9%
J. Douglas Moran(5)	887,605	2.7%	—	0.0%	887,605	*%
L. Anabel Fernandez(6)	32,615	*%	—	0.0%	32,615	*%
William H. Walton, III(7)(8)	2,536,787	7.7%	—	0.0%	2,536,787	1.2%
W. Radford Lovett II(9)(10)	5,069,729	15.4%	—	0.0%	5,069,729	2.4%
Justin W. Udelhofen(11)	86,538	*%	—	0.0%	86,538	*%
Megha H. Parekh(12)	5,846	*%	—	0.0%	5,846	*%
Directors and executive officers as a group (7 persons)	8,619,120	26.2%	60,687,691	100%	190,682,193	89.3%

*	Less than 1%.
(1)
Subject to the terms of our Certificate of Incorporation and our Bylaws, our Class B common stock is convertible at any time by the holder into shares of our Class A common stock on a share-for-share basis. The table above does not reflect shares of our Class A common stock issuable upon conversion of our Class B common stock.

(2)
Each holder of our Class A common stock shall be entitled to one vote per share of our Class A common stock, and each holder of our Class B common stock shall be entitled to three votes per share of our Class B common stock. Holders of our Class A common stock and our Class B common stock will vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, unless otherwise required by law, our Certificate of Incorporation or our Bylaws. Represents percentage of voting power of our Class A common stock and our Class B common stock, voting together as a single class, reflecting (i) all shares of our Class A common stock held by such holder and (ii) all shares of our Class B common stock held by such holder. The table above does not reflect voting power of shares of our Class A common stock issuable upon conversion of our Class B common stock.

(3)
Includes 596,158 shares of our Class B common stock held by POZ Holdings, Inc., an entity Mr. Zalupski controls. The address for POZ Holdings, Inc. is 14701 Philips Highway, Suite 300, Jacksonville, FL 32256.

(4)
Includes 461,538 shares of our Class B common stock granted to Mr. Zalupski on January 29, 2021 pursuant to a restricted stock award. Such shares of our Class B common stock will vest in three equal annual installments beginning on January 21, 2022 and each anniversary thereof.

(5)
Includes 72,115 shares of our Class A common stock granted to Mr. Moran on January 29, 2021 pursuant to a restricted stock award. Such shares of our Class A common stock will vest in three equal annual installments beginning on January 21, 2022 and each anniversary thereof.

(6)
Includes 9,615 shares of our Class A common stock granted to Ms. Fernandez on January 29, 2021 pursuant to a restricted stock award. Such shares of our Class A common stock will vest in three equal annual installments beginning on January 21, 2022 and each anniversary thereof.

(7)
Consists of (i) 633,235 shares of our Class A common stock owned directly by William H. Walton, III Living Trust, u/a dated 6/6/2014, of which Mr. Walton is the sole trustee, and (ii) 1,899,706 shares of our Class A common owned directly by The Theodora D. and William H. Walton, III Irrevocable Trust, of which Mr. Walton’s brother is one of three trustees.

(8)
Includes 3,846 shares of our Class A common stock granted to Mr. Walton on January 29, 2021 pursuant to a restricted stock award. Such shares of our Class A common stock will vest in three equal annual installments beginning on January 21, 2022 and each anniversary thereof.

(9)	Consists of 5,065,883 shares of our Class A common stock owned directly by the W. Radford Lovett II GST Exempt Trust u/a dated 12/28/2004, of which Mr. Lovett is the sole trustee.
(10)
Includes 3,846 shares of our Class A common stock granted to Mr. Lovett on January 29, 2021 pursuant to a restricted stock award. Such shares of our Class A common stock will vest in three equal annual installments beginning on January 21, 2022 and each anniversary thereof.

(11)
Includes 11,538 shares of our Class A common stock granted to Mr. Udelhofen on January 29, 2021 pursuant to a restricted stock award. Such shares of our Class A common stock will vest in three equal annual installments beginning on January 21, 2022 and each anniversary thereof.

(12)
Includes 3,846 shares of our Class A common stock granted to Ms. Parekh on January 29, 2021 pursuant to a restricted stock award. Such shares of our Class A common stock will vest in three equal annual installments beginning on January 21, 2022 and each anniversary thereof.

(13)
Information from Schedule 13G/A filed on October 7, 2021. Boston Omaha Corporation has shared voting power and shared dispositive power with regard to 2,868,037 shares. United Casualty & Surety Insurance Company has shared voting power and shared dispositive power with regard to 120,000 shares. BOC DFH LLC has shared voting power and shared dispositive power with regard to 2,748,037 shares. The address of Boston Omaha Corporation is 1411 Harney St., Suite 200, Omaha, NE 68102.

(14)
Information from Schedule 13G filed on February 9, 2022. The Vanguard Group, Inc.'s clients, including investment companies registered under the Investment Company Act of 1940 and other managed accounts, have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the securities included herein. The Vanguard Group, Inc.'s address is 100 Vanguard Blvd., Malvern, PA 19355.

Additionally, our director Mr. Lovett, his brother Philip Lovett, and The William H. Walton Living Trust U/A Dated 6/6/2014, for which our director Mr. Walton is the sole trustee, each hold interests in certain of our subsidiaries as follows: DFH Amelia, LLC (each hold a 9.28% interest); DFH Clover, LLC (each hold a 3.86% interest); DFH Leyden, LLC (each hold an 8.33% interest); DFH Leyden 2, LLC (each hold a 7.15% interest); and DCE DFH JV, LLC (each hold a 5.80% interest).

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2021, with respect to the Company’s compensation plans under which its Common Stock is authorized for issuance:

	(a)	(b)	(c)
Number of Securities
	Number of Securities		remaining available
	to be issued upon	Weighted average	for future issuance
	exercise of	exercise price of	(excluding securities
Directors, Nominees	outstanding options,	outstanding options,	reflected in
and Executive Officers	warrants and rights	warrants and rights (1)	column (a))

Equity Compensation Plans:

Approved by security holders	721,598	$-	8,378,402

Not approved by security holders	-	$-	-

Total	721,598	$-	8,378,402

(1)	All of the outstanding shares are restricted stock awards, which do not have exercise prices.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Review and Approval of Transactions with Related Persons

The Board has adopted the Dream Finders Homes, Inc. Related Party Transaction Policy (the “Related Party Transaction Policy”) in writing, which provides that our executive officers, directors, holders of more than 5% of any class of our voting securities and any member of the immediate family of, and any entity affiliated with, any of the foregoing persons are not permitted to enter into a related-party transaction with us without the prior consent of our Audit Committee, or other independent members of the Board in the event it is inappropriate for our Audit Committee to review such transaction due to a conflict of interest. In addition, any member of our Audit Committee who is a related person with respect to a transaction under review is not permitted to participate in the deliberations or vote on approval or ratification of such transaction. Any request for us to enter into a transaction with an executive officer, director or holder of more than 5% of any class of our voting securities, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, our Audit Committee considers the relevant facts and circumstances available and deemed relevant to our Audit Committee, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Notwithstanding the foregoing, as further discussed below, the Related Party Transaction Policy provides that we may enter into land acquisition and/or financing transactions with DF Capital, any funds managed by DF Capital and any other joint venture that meets the preapproved transaction criteria established from time to time by our Audit Committee and that such transaction shall be deemed to have been approved by our Audit Committee. If any proposed transaction involving the Company, on the one hand, and DF Capital or any funds managed by DF Capital, on the other hand, does not meet the preapproved transaction criteria established by our Audit Committee, then our Audit Committee would be required to review such transaction as required by the Related Party Transaction Policy.

DF Capital

The Company has a 49.9% ownership interest in DF Capital, an investment manager focused on investments in land banks and land development joint ventures to deliver finished lots to the Company and other homebuilders for the construction of new homes. Certain of the Company’s directors, officers and employees have invested in certain of the funds managed by DF Capital. Management and the Board believe that the Company’s relationship with DF Capital allows the Company to act quickly as lot acquisition opportunities are presented and, therefore, put in place a mechanism to preapprove certain related-party transactions involving DF Capital, any of the funds that it manages or any DF Capital affiliated entity (collectively, the “DF Capital Entities”).

At least quarterly, the Company’s General Counsel provides our Audit Committee with a list of current transactions involving the Company, on the one hand, and any DF Capital Entity, on the other hand. The list sets forth all investments and commitments in any DF Capital Entity made by any of the Company’s directors, officers and employees.

So long as a new related-party transaction involving any DF Capital Entity meets the criteria set forth below (the “DF Capital Transaction Criteria”), it is deemed to have been approved by our Audit Committee. If any related-party transaction involving any DF Capital Entity does not meet the criteria set forth below, such related-party transaction will require approval under the Related Party Transaction Policy as set forth above.

DF Capital Transaction Criteria
Lot Deposit Amount	Lot Option Fees
Up to 20% of the total transaction price of all lots.	Up to 15% paid currently or 20% accrued and paid at lot purchase.

Our Audit Committee periodically reviews the DF Capital Transaction Criteria to confirm that such criteria are consistent with comparable land bank financing transactions with or involving unaffiliated third parties.

Related Party Transactions

DF Residential I, LP, DF Residential II, LP and DF Capital Management, LLC

DFH LLC, our primary operating subsidiary, has entered into joint ventures and land bank projects with funds managed by DC Capital. The Company owns 49% of the membership interests in DF Capital and Christopher Butler, a non-affiliated third party, serves as the managing member and owns the remaining 51% of the membership interests in DF Capital. See “Business - DF Residential I, LP, DF Residential II, LP and DF Capital Management, LLC” and Note 16. Related Parties to the consolidated financial statements for detail discussion on these related party joint ventures.

The general partner of Fund I is DF Management GP, LLC (“DF Management”), for which Mr. Butler is the managing member. DFH LLC is one of four members of DF Management with a 26.13% membership interest and an 85% carried interest. Mr. Lovett, one of our directors, has invested $0.5 million in DF Management and holds a 32.26% membership interest and a 5% carried interest therein. For Fund I investments are sourced by Mr. Butler, however, DFH LLC’s carried interest decreases to 80%.

Mr. Lovett, one of our directors, has invested $0.5 million in Fund I through his investment in DF Management and holds a 1.36% limited partnership interest in Fund I. Through its investment in DF Management, DFH LLC has invested $0.4 million in Fund I and holds a 1.09% limited partnership interest therein.\

Since Fund I became fully committed in early 2019, DF Capital has agreed to provide land bank financing for a total of ten other projects. Mr. Moran, our Senior Vice President and Chief Operations Officer, has invested $0.5 million in one of these funds managed by DF Capital and holds a 16.29% limited partnership interest therein. As of December 31, 2021, funds managed by DF Capital (other than Fund I and Fund II) controlled an additional 347 lots. During the year ended December 31, 2021, we purchased 248 of these lots for $15.6 million and the outstanding lot deposit balance in relation to these projects was $3.7 million.

DF Residential II, LP, a Delaware limited partnership (“Fund II”), launched on March 11, 2021. DF Management GP II, LLC, a Florida limited liability company (“DF Management II”), will serve as the general partner of Fund II. DF Management II has raised approximately $221.4 million capital commitments to date for Fund II and will remain open for a period of at least three, seeking to raise a total of at least $322.1 million in capital commitments. DF Capital is the investment manager of Fund II.

The Company has invested $3.0 million in Fund II as a limited partner and indirectly owns 72% of the membership interests in DF Management II and receives 72% of the economic interests. DF Management II is controlled by unaffiliated parties. The Company’s investment commitment in Fund II is of $3.0 million or 0.9% of the total expected commitment of Fund II.

As of March 16, 2022, certain directors, executive officers and other officers have made investment commitments as limited partners in Fund II in an aggregate amount of $33.9 million, or 10.5% of the total expected commitment of Fund II. The individual investments exceeding $120,000 are as follows:

Name	Commitment Amount ($)
Rockpoint Group, LLC(1)	100,000,000
Patrick O. Zalupski	25,000,000
W. Radford Lovett II	5,000,000
J. Douglas Moran	500,000
L. Anabel Fernandez	175,000

(1)	Mr. Walton is the founding principal of Rockpoint Group, LLC

Series B Loan

In September 2013, the Series B Investors issued a collateralized loan to us for the purposes of land acquisition and development. The loan carried monthly interest at an annual rate of 10%. In March 2020, the outstanding loan balance plus accrued interest of $4.7 million was paid in full. In connection with the loan payoff, Medley Capital Corporation released back to us reserve funds in the amount of $0.5 million.

Director Independence

In accordance with the NASDAQ listing requirements, the Board is composed of a majority of independent directors. The Board has determined that, with the exception of Messrs. Lovett and Zalupski, all members of the Board are independent. In making such determination, the Board affirmed that each of the independent directors meets the objective requirements for independence set forth by the NASDAQ listing requirements. The independent directors are Messrs. Udelhofen and Walton and Ms. Parekh. Mr. Zalupski is not independent because he serves as our President and Chief Executive Officer. Mr. Lovett is not independent because he is the managing partner of several joint ventures that the Company formed with DFH Investors, LLC (“DFH Investors”).

The independence standards included in the NASDAQ listing requirements specify the criteria by which the independence of our directors is determined, including strict guidelines for directors and their immediate family members with respect to past employment or affiliation with the Company, its management or its independent registered public accounting firm.

In evaluating and determining the independence of our directors, the Board considered that the Company may have certain relationships with its directors. Specifically, the Board considered Specifically, the Board considered, among other things, the transactions described under “Certain Relationships and Related Party Transactions”.

Item 14.	Principal Accountant Fees and Services.

The following table shows the fees paid or accrued by the Company for the audit and other services provided by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2021 and 2020.
	2021	2020
Audit Fees(1)	$1,395,000	$1,970,093
Audit-Related Fees – aggregate fees for audit-related services	—	—
Tax Fees(2)	225,000	199,050
All Other Fees – aggregate fees for all other services	—	—
Total	$1,615,000	$2,169,143

(1)
Audit Fees include the annual audit, services related to the review of quarterly financial information  and registration statement filings with the SEC.  The decreased audit fees in 2021 are due to one-time fees in 2020 related to the issuance of consents and comfort letters to underwriters in connection with our IPO and related filings with the SEC.

(2)	Tax Fees generally consist of fees for tax compliance and return preparation, and tax planning and advice.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

It is our Audit Committee’s policy to pre-approve all audit, audit-related and permissible non-audit services rendered to us by our independent registered public accounting firm. The fees set forth in the tables above were incurred prior to the formation of our Audit Committee for services rendered by RSM and PwC and, therefore, were not pre-approved by our Audit Committee.

The report of PwC relating to our consolidated financial statements for the years ended December 31, 2021 and 2020 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. Moreover, during the years ended December 31, 2021 and 2020, there were no (i) disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the subject matter of the disagreements in connection with its reports on the consolidated financial statements of the Company or (ii) reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(1)          The following Consolidated Financial Statements as set forth in Item 8 of this report are filed herein.

Dream Finders Homes, Inc.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Comprehensive Income
Consolidated Statements of Mezzanine Equity, Members’ Equity, and Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

(2)          Financial Statement Schedules

All schedules are omitted because the required information is not present, in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and related notes thereto.

(3)          Exhibits.

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

2.11+
Membership Interest Purchase Agreement, effective as of January 31, 2021, by and between Dream Finders Holdings LLC and Four Seventeen, LLC (incorporated herein by reference to Exhibit 2.11 to the Form 10-K of Dream Finders Homes, Inc. filed with the SEC on March 30, 2021).

2.12+
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

2.13+
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

2.14+
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

3.3
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

10.6†
Employment Agreement, effective as of January 25, 2021, by and between Dream Finders Homes, Inc. and Patrick Zalupski (incorporated herein by reference to Exhibit 10.6 to the Form 10-K of Dream Finders Homes, Inc. filed with the SEC on March 30, 2021).

10.7†
Employment Agreement between Dream Finders Homes, Inc. and L. Anabel Fernandez (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on October 12, 2021).

10.8†
Employment Agreement, effective as of January 25, 2021, by and between Dream Finders Homes, Inc. and Douglas Moran (incorporated herein by reference to Exhibit 10.8 to the Form 10-K of Dream Finders Homes, Inc. filed with the SEC on March 30, 2021).

10.9†
Form of Restricted Stock Grant Notice and Restricted Stock Agreement, by and between Dream Finders Homes, Inc. and Patrick Zalupski (incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-251612) of Dream Finders Homes, Inc. filed with the SEC on January 14, 2021).

10.10+
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

10.11+
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

10.12
Registration Rights Agreement, dated September 29, 2021, by and among Dream Finders Homes, Inc. and the Purchasers listed thereto (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on October 5, 2021).

10.13
Subscription Agreement, dated September 8, 2021, by and between Dream Finders Homes, Inc. and the Purchasers listed thereto (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on September 13, 2021).

21.1*	List of Subsidiaries of Dream Finders Homes, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Preferability Letter of Independent Registered Public Accounting Firm

31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
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

Dream Finders Homes, Inc.

Date:	March 16, 2022	/s/ Patrick O. Zalupski
Patrick O. Zalupski
President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick O. Zalupski	President, Chief Executive Officer and Chairman of the Board of Directors	March 16, 2022
Patrick O. Zalupski	(Principal Executive Officer)

/s/ L. Anabel Fernandez	Vice President, Treasurer and Interim Chief Financial Officer	March 16, 2022
L. Anabel Fernandez	(Principal Financial Officer)

/s/ John O. Blanton	Vice President and Chief Accounting Officer	March 16, 2022
John O. Blanton	(Principal Accounting Officer)

/s/ Radford Lovett	Director	March 16, 2022
Radford Lovett

/s/ Megha H. Parekh	Director	March 16, 2022
Megha H. Parekh

/s/ Justin Udelhofen	Director	March 16, 2022
Justin Udelhofen

/s/ William H. Walton, III	Director	March 16, 2022
William H. Walton, III