Form 10-Q
period 2022-03-31
Dream Finders Homes, Inc.
filed 2022-05-10
CIK 1825088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022

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

As of May 10, 2022, there were 32,379,417 shares of the registrant’s Class A common stock, par value $0.01 per share, issued and outstanding and 60,379,999 shares of the registrant’s Class B common stock, par value $0.01 per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	DREAM FINDERS HOMES, INC CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Cash and cash equivalents	$100,140	$227,227
Restricted cash (VIE amounts of $3,759 and $4,275)	60,875	54,095
Accounts receivable (VIE amounts of $3,621 and $2,684)	33,534	33,482
Inventories:
Construction in process and finished homes	1,112,085	961,779
Company owned land and lots	104,407	83,197
VIE owned land and lots	15,564	21,686
Total inventories	1,232,056	1,066,662
Lot deposits	275,354	241,406
Other assets (VIE amounts of $1,965 and $2,185)	57,401	43,962
Equity method investments	14,480	15,967
Property and equipment, net	6,620	6,789
Operating lease right-of-use assets	26,581	19,359
Deferred tax asset	5,386	4,232
Intangible assets, net of amortization	8,112	9,140
Goodwill	171,927	171,927
Total assets	$1,992,466	$1,894,248
Liabilities
Accounts payable (VIE amounts of $1,429 and $1,309)	$136,665	$113,498
Accrued expenses (VIE amounts of $6,062 and $6,915)	126,906	139,508
Customer deposits	206,065	177,685
Construction lines of credit	770,000	760,000
Notes payable (VIE amounts of $125 and $1,979)	1,725	3,292
Operating lease liabilities	27,065	19,826
Contingent consideration	128,248	124,056
Total liabilities	$1,396,674	$1,337,865
Commitments and contingencies (Note 5)
Mezzanine Equity
Preferred mezzanine equity	155,417	155,220

Stockholders’ Equity
Class A common stock, $0.01 per share, 289,000,000 authorized, 32,295,329 outstanding	323	323
Class B common stock, $0.01 per share, 61,000,000 authorized, 60,226,153 outstanding	602	602
Additional paid-in capital	259,328	257,963
Retained earnings	158,611	118,194
Non-controlling interests	21,511	24,081
Total mezzanine and stockholders’ equity	595,792	556,383
Total liabilities, mezzanine equity, and stockholders’ equity	$1,992,466	$1,894,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Homebuilding	$662,473	$342,167
Other	1,593	1,393
Total revenues	664,066	343,560
Homebuilding cost of sales	538,868	291,037
Selling, general and administrative expense	61,710	29,315
Income from equity in earnings of unconsolidated entities	(2,960)	(1,732)
Contingent consideration revaluation	4,192	1,183
Other (income) expense, net	(969)	703
Interest expense	13	642
Income before taxes	63,212	22,412
Income tax expense	(16,878)	(4,816)
Net and comprehensive income	46,334	17,596
Net and comprehensive income attributable to non-controlling interests	(2,618)	(1,475)
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$43,716	$16,121
Earnings per share(1)
Basic	$0.43	$0.18
Diluted	$0.42	$0.18
Weighted-average number of shares
Basic	92,758,939	92,521,482
Diluted	102,496,876	92,596,960

(1)	The Company calculated earnings per share (“EPS”) based on net income attributable to common stockholders for the period January 21, 2021 through March 31, 2021 over the weighted average diluted shares outstanding for the same period. EPS was calculated prospectively for the period subsequent to the Company’s initial public offering and corporate reorganization as described in Note 1, Nature of Business and Significant Accounting Policies, resulting in 92,521,482 shares of common stock outstanding as of the closing of the initial public offering. The total outstanding shares of common stock are made up of Class A common stock and Class B common stock, which participate equally in their ratable ownership share of the Company. Diluted shares were calculated by using the treasury stock method for stock grants and the if-converted method for the convertible preferred stock and the associated preferred dividends.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share amounts)
(Unaudited)

	Redeemable Preferred Units Mezzanine		Redeemable Common Units Mezzanine		Common Units Members’		Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Total Non- Controlling Interests	Total Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	48,543	$55,638	7,010	$20,593	76,655	$103,853	-	-	-	-	-	-	$31,939	$212,023
Distributions	-	(3,617)	-	(1,275)	-	(18,384)	-	-	-	-	-	-	(3,476)	(26,752)
Net income (loss)	-	(157)	-	(91)	-	(996)	-	-	-	-	-	-	210	(1,034)
Balance at January 20, 2021, pre-IPO/Reorganization	48,543	$51,864	7,010	$19,227	76,655	$84,473	-	-	-	-	-	-	$28,673	$184,237
Reorganization transactions	(15,400)	(19,958)	(7,010)	(19,227)	(76,655)	(84,473)	21,255,329	213	60,226,153	602	122,843	-	-	-
Issuance of common stock in IPO, net	-	-	-	-	-	-	11,040,000	110	-	-	129,887	-	-	129,997
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	1,108	-	-	1,108
Redemptions	(26,000)	(25,531)	-	-	-	-	-	-	-	-	-	-	-	(25,531)
Distributions	-	-	-	-	-	-	-	-	-	-	-	-	(8,242)	(8,242)
Net income	-	140	-	-	-	-	-	-	-	-	-	17,225	1,265	18,630
Balance at March 31, 2021	7,143	$6,515	-	-	-	-	32,295,329	$323	60,226,153	$602	$253,838	$17,225	$21,696	$300,199

	Redeemable Preferred Units/Stock Mezzanine		Redeemable Common Units Mezzanine		Common Units Members’		Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Total Non- Controlling Interests	Total Equity
	Units/Shares	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	157,143	$155,220	-	-	-	-	32,295,329	$323	60,226,153	$602	$257,963	$118,194	$24,081	$556,383
Equity-based compensation	-	-	-	-	-	-	-	-	-	-	1,365	-	-	1,365
Distributions	-	-	-	-	-	-	-	-	-	-	-	-	(5,188)	(5,188)
Preferred dividends declared	-	-	-	-	-	-	-	-	-	-	-	(3,102)	-	(3,102)
Net income	-	197	-	-	-	-	-	-	-	-	-	43,519	2,618	46,334
Balance at March 31, 2022	157,143	$155,417	-	-	-	-	32,295,329	$323	60,226,153	$602	$259,328	$158,611	$21,511	$595,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$46,334	$17,596
Adjustments to Reconcile Net Income to Net cash used in operating activities
Depreciation and amortization	2,144	973
Gain on sale of property and equipment	(9)	(66)
Amortization of debt issuance costs	724	911
Amortization of right-of-use operating lease	947	760
Stock compensation expense	1,364	1,108
Deferred tax expense	16,878	4,245
Income from equity method investments, net of distributions received	1,482	(1,732)
Remeasurement of contingent consideration	4,192	1,183
Changes in Operating Assets and Liabilities
Inventories	(165,394)	(36,695)
Lot deposits	(33,948)	(24,975)
Other assets	(14,091)	(6,484)
Accounts payable and accrued expenses	(10,570)	8,412
Customer deposits	28,380	13,071
Operating lease ROU assets	(8,170)	-
Operating lease liabilities	7,239	(730)
Net cash used in operating activities	(122,498)	(22,423)

Cash Flows from Investing Activities
Purchase of property and equipment	(950)	(710)
Proceeds from disposal of property and equipment	15	330
Returns on investment from equity method investments	5	81
Business combinations, net of cash acquired	-	(22,617)
Net cash used in investing activities	(930)	(22,916)

Cash Flows from Financing Activities
Proceeds from construction lines of credit	50,000	976,317
Principal payments on construction lines of credit	(40,000)	(946,703)
Proceeds from notes payable	320	1,159
Principal payments on notes payable	(1,886)	(23,285)
Payment of debt issuance costs	(125)	-
Payment of equity issuance costs	-	(12,572)
Payments on financing leases	-	(38)
Distributions to non-controlling interests	(5,188)	(11,718)
Proceeds from stock issuance	-	142,569
Distributions	-	(23,276)
Redemptions	-	(25,531)
Contribution from conversion of converted LLC units	-	123,658
Conversion of LLC units	-	(123,658)
Net cash provided by financing activities	3,121	76,922

Net increase (decrease) in cash, cash equivalents and restricted cash	(120,307)	31,583
Cash, cash equivalents and restricted cash at beginning of period	281,322	87,414
Cash, cash equivalents and restricted cash at end of period	$161,015	$118,997

Non-cash Financing Activities
Financed land payments to seller	$-	$8,916
Leased assets obtained in exchange for new operating lease liabilities	8,170	-
Equity issuance costs incurred	-	906
Accrued distributions	(3,102)	-
Non-cash Investing Activities
Investment capital reallocation	-	(3,468)
Total non-cash financing and investing activities	$5,068	$6,354

Reconciliation of Cash, cash equivalents and Restricted cash
Cash and cash equivalents	$100,140	$69,565
Restricted cash	60,875	49,432
Total Cash, cash equivalents and Restricted cash shown on the Consolidated Statements of Cash Flows	$161,015	$118,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Nature of Business and Significant Accounting Policies

Nature of Business

Dream Finders Homes, Inc. (the “Company”, “DFH, Inc.” or “we”) was incorporated in the State of Delaware on September 11, 2020. The Company was formed for the purpose of completing an initial public offering (“IPO”) of its common stock and related transactions in order to carry on the business of Dream Finders Holdings LLC, a Florida limited liability company (“DFH LLC”), as a publicly-traded entity. Pursuant to a corporate reorganization and completion of its IPO on January 25, 2021, the Company became a holding company for DFH LLC and its subsidiaries.

In connection with the IPO, and pursuant to the terms of the Agreement and Plan of Merger by and among DFH, Inc., DFH LLC and DFH Merger Sub LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of DFH, Inc., DFH Merger Sub LLC merged with and into DFH LLC with DFH LLC as the surviving entity (the “Merger”). As a result of the Merger, all of the outstanding non-voting common units and Series A Preferred Units of DFH LLC converted into 21,255,329 shares of Class A common stock of DFH, Inc., all of the outstanding common units of DFH LLC converted into 60,226,153 shares of Class B common stock of DFH, Inc. and all of the outstanding Series B Preferred Units and Series C Preferred Units of DFH LLC remained outstanding. We refer to this and certain other related events and transactions, as the “Corporate Reorganization”. Following the Corporate Reorganization, the Company owns all of the voting membership interest of DFH LLC.

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

Principles of Presentation and Consolidation

The accompanying unaudited, condensed consolidated financial statements include the accounts of DFH Inc, its wholly-owned subsidiaries and its investments that qualify for consolidation treatment (see Note 7). The accompanying statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for a complete set of financial statements. As such, the accompanying statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.  The accompanying statements include all adjustments that are of a normal recurring nature and necessary for the fair presentation of our results for the interim periods presented, which are not necessarily indicative of results to be expected for the full year.  All intercompany accounts and transactions have been eliminated in consolidation. There are no other components of comprehensive income not already reflected in net and comprehensive income on our Condensed Consolidated Statements of Comprehensive Income.

As a result of the reorganization transactions in connection with the IPO, for accounting purposes, our historical results included herein present the combined assets, liabilities and results of operations of DFH, Inc. and DFH LLC and its direct and indirect subsidiaries for the period January 1 to January 21, 2021.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the remeasurement of contingent consideration, valuation and impairment of goodwill, impairment of inventories and business combination estimates. Actual results could differ materially from those estimates.

Contingent Consideration

In connection with applicable acquisitions, the Company records the fair value of contingent consideration as a liability on the acquisition date, based on estimated pre-tax net income of the acquiree for future periods prescribed by the underlying agreement. The initial measurement of contingent consideration is based on projected cash flows such as revenues, gross margin, overhead expenses and pre-tax income and is discounted to present value using the discounted cash flow method. The remaining estimated earn-out payments are subsequently remeasured to fair value at each reporting date based on the estimated future earnings of the acquired entities and the re-assessment of risk-adjusted discount rates that reflect current market conditions. Maximum potential exposure for contingent consideration is not estimable based on the contractual terms of the contingent consideration agreements, which allow for a percentage payout based on a potentially unlimited range of pre-tax net income.

As of March 31, 2022, and December 31, 2021, the Company remeasured contingent consideration related to the acquisition of Village Park Homes, LLC and adjusted the liability to $7.9 million and $7.6 million respectively. The Company recorded contingent consideration adjustments resulting in $0.3 million of expense and $0.4 million of income for the three months ended March 31, 2022, and 2021, respectively.

As of March 31, 2022, and December 31, 2021, the Company remeasured contingent consideration related to the acquisition of H&H Constructors of Fayetteville, LLC (“H&H”) and adjusted the liability to $21.6 million and $19.7 million, respectively. The Company recorded contingent consideration adjustments resulting in $1.9 million and $0.8 million of expense for the three months ended March 31, 2022, and 2021, respectively.
The Company measured contingent consideration related to the acquisition of MHI on October 1, 2021 (see Note 2), and recorded a liability in the opening balance sheet of $94.6 million. As of March 31, 2022 and December 31, 2021, the Company remeasured contingent consideration related to the MHI acquisition and adjusted the liability to $98.8 million and $96.7 million, respectively. The Company recorded contingent consideration adjustments resulting in $2.0 million of expense for the three months ended March 31, 2022.

The contingent consideration re-measurement adjustments are included in contingent consideration revaluation on the Condensed Consolidated Statements of Comprehensive Income. The payment of the H&H and MHI earn-outs are also subject to certain minimum earnings thresholds which must be met by H&H and MHI, respectively, before an earn-out payment occurs.  In April 2022 and 2021, the Company made contingent consideration payments of $10.6 million and $1.2 million, respectively. There were no other payments of contingent consideration for the three months ended March 31, 2022 and 2021, respectively. See Note 10, Fair Value Disclosures, for additional discussion on fair value measurement inputs related to contingent consideration.

Change in Accounting Principle – Cash and cash equivalents
On December 31, 2021, the Company elected to change its accounting policy for the presentation of cash proceeds that are in transit from or held within title company escrow accounts for the benefit of the Company, typically for less than five days. Under the new principle, these proceeds are included in cash and cash equivalents, whereas previously, they were considered accounts receivable and included in other assets. The Company believes this reclassification to be preferable because it is a more accurate reflection of its liquidity at period end and the predominant method used in the industry. This change in accounting principle has been applied retrospectively. This reclassification had no impact on the Condensed Consolidated Statements of Comprehensive Income or Condensed Consolidated Statements of Equity.

The impact of the retrospective presentation change on the Condensed Consolidated Statement of Cash Flows for the three month period ended March 31, 2021, is shown below (in thousands):

	As previously reported	As adjusted	Effect of change
Net cash used in operating activities	$(47,482)	$(22,423)	$25,059

Reclassifications

Certain other reclassifications have been made in the 2021 condensed consolidated financial statements to conform to the classifications used in 2022.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides practical expedients and exceptions for applying GAAP when modifying contracts and hedging relationships that use LIBOR as a reference rate. In addition, these amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. We do not anticipate a material increase in interest rates from our creditors as a result of the shift away from LIBOR as a reference rate, and we are currently evaluating the impact of the shift and this guidance on our financial statements and disclosures.

2.	Business Acquisitions

Century Homes

On January 31, 2021, the Company completed the acquisition of Century Homes Florida, LLC (“Century Homes”) from Tavistock Development Company for a total purchase price of $35.6 million.  The acquisition was accounted for as a business combination under FASB Topic 805, Business Combinations (“Topic 805”). We recorded an allocation of the purchase price to Century Homes’ tangible assets acquired and liabilities assumed based on their estimated fair values as of January 31, 2021. There were no identifiable intangible assets. Goodwill was recorded as the residual amount by which the purchase price exceeded the provisional fair value of the net assets acquired and is expected to be fully deductible for tax purposes. Goodwill consists primarily of expected synergies of combining operations, the acquired workforce, and growth opportunities, none of which qualify as separately identifiable intangible assets. As of January 31, 2022, the Company has completed its allocation of the purchase price and no measurement period adjustments were identified.

The final purchase price allocation as of January 31, 2022 was as follows (in thousands):

Cash acquired	$3,993
Other assets	754
Goodwill	1,795
Inventories	34,324
Property and equipment, net	549
Liabilities	(5,831)
Total purchase price	$35,584

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

Total cash paid at closing of approximately $471.0 million included $463.0 million in purchase price based on preliminary value of purchased net assets and a 10.0% deposit on a separate land bank facility. On December 3, 2021, the Company paid an additional $25.2 million in cash for customary post-closing adjustments based on final value of the net assets acquired as of September 30, 2021.  Additionally, the Company agreed to the future payment of additional consideration of up to 25.0% of pre-tax net income for up to five periods, the last of which ends 48 months after the closing subject to certain minimum pre-tax income thresholds and certain overhead expenses, estimated at approximately $94.6 million as of the acquisition date.

The total purchase price was as follows (in thousands):

Cash consideration	$488,178
Contingent consideration based on future earnings	94,573
Total consideration	$582,751

The Company used $20.0 million of cash on hand and proceeds from the sale of the Convertible Preferred Stock (see Note 6) and from unsecured debt incurred under the Credit Agreement, to fund the MHI acquisition. On October 1, 2021, the Company borrowed approximately $300.0 million under the Credit Agreement and paid off MHI’s vertical lines of credit in connection with the closing of the acquisition (see Note 3).

The acquisition was accounted for as a business combination under Topic 805. We recorded an allocation of the purchase price to MHI tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of October 1, 2021. The amounts for intangible assets were based on third-party valuations performed. Goodwill was recorded as the residual amount by which the purchase price exceeded the provisional fair value of the net assets acquired and is expected to be fully deductible for tax purposes. Goodwill consists primarily of expected synergies of combining operations, the acquired workforce, and growth opportunities, none of which qualify as separately identifiable intangible assets. As of March 31, 2022, the Company has substantially completed its allocation of the purchase price. The principal open items relate to the valuation of certain contingencies as management is awaiting additional information to complete its assessment. Estimates have been recorded as of the acquisition date and updates to these estimates may increase or decrease goodwill.

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

The purchase price allocation as of March 31, 2022, was as follows (in thousands):

Cash acquired	$297
Inventories	473,037
Lot deposits	40,452
Other assets	14,722
Property and equipment, net	3,163
Equity method investments	6,192
Intangible assets, net of amortization	8,840
Goodwill	141,071
Operating lease right-of-use assets	1,508
Accounts payable	(41,466)
Accrued expenses	(25,801)
Customer deposits	(37,756)
Operating lease liabilities	(1,508)
Total purchase price	$582,751

On January 31, 2022, the Company made a cash payment of $34.9 million for model homes from MHI Models, Ltd., a Texas limited partnership (“the MHI Model Homes”). The post-close consideration payment completed the asset purchase transaction, which was considered to be economically separate from the acquisition of MHI and related purchase price allocation above.

On March 24, 2022, the Company sold 93 completed model homes for $55.4 million, including the MHI Model Homes. The Company simultaneously entered into 93 individual lease agreements. The Company is responsible for paying the operating expenses associated with the homes while under lease. The Company considered the terms of the sale and leaseback arrangement and based on applicable GAAP guidance, concluded the transaction qualifies for sale treatment and that the leases should be classified as operating leases.

3.	Construction Lines of Credit

On January 25, 2021, the Company entered into a $450.0 million syndicated senior credit facility with Bank of America, N.A. (the “Credit Agreement”), and subsequently repaid $340.0 million in outstanding debt and terminated all then-existing construction lines of credit. Under the Credit Agreement, the Company has the option to enter into Base Rate or LIBOR Rate contracts. The interest is payable based on the contract terms and is variable dependent on the Company’s debt to capitalization ratio and applicable interest rates in the market (LIBOR Rate, Prime Rate, etc.).

Through subsequent amendments in September 2021 (“the Amendments”), additional lenders were added as well as provisions for any existing lender, at the Company’s request, to increase its revolving commitment under the Credit Agreement, add new revolving loan tranches under the Credit Agreement or add new term loan tranches under the Credit Agreement, in all cases not to exceed an aggregate of $1.1 billion. In addition, the Amendments clarified and modified certain definitions and covenants as more fully set forth therein, including modifications of certain financial covenants. On October 1, 2021, we borrowed $300.0 million in revolving loans under the Credit Agreement and paid off vertical lines of credit in connection with the MHI acquisition. Certain of our subsidiaries guaranteed the Company’s obligations under the Credit Agreement.  As of March 31, 2022, the Credit Agreement has an aggregate commitment of up to $817.5 million and matures on January 25, 2024.

As of March 31, 2022 and December 31, 2021, the outstanding balance under the Credit Agreement was $770.0 million and $760.0 million, respectively, and the effective interest rate was 3.5% and 3.8% respectively. Under the Credit Agreement, the funds available are unsecured and availability under the borrowing base is calculated based on finished lots, construction in process, and finished homes inventory on the Condensed Consolidated Balance Sheets.

The Company capitalized $5.7 million and $7.5 million as of March 31, 2022 and December 31, 2021, respectively, and amortized $0.7 million and $0.9 million of debt issuance costs for the three months ended March 31, 2022 and 2021, respectively. Debt issuance costs related to the Company’s line of credit and notes payable, net of amortization, were $5.0 million and $5.5 million as of March 31, 2022 and December 31, 2021, respectively, which were included in other assets on the Condensed Consolidated Balance Sheets.

The Credit Agreement contains restrictive covenants and financial covenants. The Company was in compliance with all debt covenants as of March 31, 2022 and December 31, 2021. The Company expects to remain in compliance with all debt covenants over the next twelve months.

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

Interest is capitalized and included within each inventory category above. Capitalized interest activity is summarized in the table below for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Capitalized interest at the beginning of the period	$33,266	$21,091
Interest incurred	24,986	6,669
Interest expensed	(13)	(642)
Interest charged to homebuilding cost of sales	(8,847)	(8,276)
Capitalized interest at the end of the period	$49,392	$18,842

5.	Commitments and Contingencies

The Company is currently involved in the appeals phase of civil litigation related to defective products provided by Weyerhaeuser NR Company (“Weyerhaeuser”) (NYSE: WY), one of our lumber suppliers. Our Colorado division builds a number of floor plans that include basements using specialized fir lumber. On July 18, 2017, Weyerhaeuser issued a press release indicating a recall and potential solution for TJI Joists with Flak Jacket Protection manufactured after December 1, 2016. The press release indicated the TJI Joists used a Flak Jacket coating that included a formaldehyde-based resin that could be harmful to consumers and produced an odor in certain newly constructed homes. We had 38 homes impacted by the potentially harmful and odorous Flak Jacket coating and incurred significant costs directly related to Weyerhaeuser’s defective TJI Joists. Accordingly, we sought remediation and damages from Weyerhaeuser. The press release by Weyerhaeuser had a pronounced impact on our sales and cancellation rates in Colorado. We filed suit on December 27, 2017—Dream Finders Homes LLC and DFH Mandarin, LLC v. Weyerhaeuser NR Company, No. 17CV34801 (District Court, City and County of Denver, State of Colorado)—and included claims against Weyerhaeuser for manufacturer’s liability based on negligence, negligent misrepresentation causing financial loss in a business transaction and fraudulent concealment. Weyerhaeuser asserted a counterclaim asserting an equitable claim for unjust enrichment. After completion of a jury trial on November 18, 2019, the District Court issued a verdict in our favor on our claims, awarding Dream Finders Homes LLC $3.0 million in damages and DFH Mandarin, LLC $11.7 million in damages. On February 21, 2020, the District Court dismissed Weyerhaeuser’s counterclaim. Weyerhaeuser appealed the Colorado District Court’s jury verdict and on December 2, 2021, the Colorado Court of Appeals reversed the judgment entered against Weyerhaeuser for negligence, negligent misrepresentation and fraudulent concealment. As a result, Dream Finders Homes LLC and DFH Mandarin, LLC filed a petition for writ of certiorari to the Colorado Supreme Court on January 13, 2022 to appeal the Colorado Court of Appeals ruling —Dream Finders Homes LLC and DFH Mandarin, LLC v. Weyerhaeuser NR Company, Case No. 2022SC24 (Colorado Supreme Court)—and that appeal is currently pending. We are awaiting the Colorado Supreme Court’s decision on whether it will grant our petition for writ of certiorari. We have incurred all costs to date related to the Weyerhaeuser matter and have recognized no gain on the damages awarded to us by the District Court.

On October 9, 2019, Silver Meadows Townhome Owners Association, Inc. filed a lawsuit in Boulder County Colorado District Court against DFH Mandarin, LLC (“Mandarin”) and Dream Finders Homes, LLC (collectively with Mandarin, “DFH”), both wholly-owned subsidiaries of the Company, as well as other named defendants.  The lawsuit alleges certain construction and development defects.  Mandarin successfully compelled arbitration.  On March 2, 2022 during arbitration proceedings, the parties settled the matter for $12.0 million subject to the execution of a mutually acceptable settlement agreement, including a denial of any admission of liability on behalf of DFH.  DFH’s insurance carrier agreed to pay the policy limit of $4.0 million toward the settlement.  In April 2022, the parties executed a mutually acceptable settlement agreement and DFH paid the settlement amount, net of the insurance proceeds received. In April 2022, DFH also commenced the formal legal process to seek contribution toward DFH’s portion of the settlement amount from responsible subcontractors and vendors who performed work on the project.

6.	Equity

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

On September 29, 2021, the Company filed a Certificate of Designations with the State of Delaware establishing 150,000 shares of Series A Convertible Preferred Stock with an initial liquidation preference of $1,000 per share and a par value $0.01 per share (the “Convertible Preferred Stock”) and sold 150,000 shares of Convertible Preferred Stock for an aggregate purchase price of $150.0 million. The Company used the proceeds from the sale of the Convertible Preferred Stock to fund a portion of the MHI acquisition (See Note 2).

All of the Company’s outstanding preferred shares are classified in mezzanine equity as they can be redeemed in a deemed liquidation of the Company outside of the Company’s control.

7.	Variable Interest Entities

The Company holds investments in certain limited partnerships and similar entities that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located, which are considered variable interests. The Company also has an interest in Jet Home Loans LLC (“Jet Home Loans” or “Jet LLC”), where the primary activities include underwriting, originating and selling home mortgages. The Company’s investments in these joint ventures create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. Additionally, the Company, in the ordinary course of business, enters into option contracts with third parties and unconsolidated entities for the ability to acquire rights to land for the construction of homes. Under these contracts, the Company typically makes a specified earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price.

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

Management analyzes the Company’s investments first under the variable interest model to determine if they are VIEs and, if so, whether the Company is the primary beneficiary.  Management determines whether the Company is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion if changes to the Company’s involvement arise. To make this determination, management considers factors such as whether the Company could direct finance, determine or limit the scope of the entity, sell or transfer property, direct development or direct other operating decisions.  Management consolidates the entity if the Company is the primary beneficiary or if a standalone primary beneficiary does not exist and the Company and its related parties collectively meet the definition of a primary beneficiary. If the joint venture does not qualify as a VIE under the variable interest model, management then evaluates the entity under the voting interest model to assess if consolidation is appropriate.

Joint ventures for which the Company is not identified as the primary beneficiary are typically accounted for as equity method investments based on the voting interest model. The Company and its unconsolidated joint venture partners make initial and/or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis, according to each party’s respective equity interests. The option to make capital contributions is governed by each such unconsolidated joint venture’s respective operating agreement and related governing documents. Partners in these unconsolidated joint ventures are unrelated homebuilders, land developers or other real estate entities.

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

The assets of a VIE can only be used to satisfy the obligations of that specific VIE, even for assets that are consolidated. The Company and its partners do not have an obligation to make capital contributions to the VIEs and there are no liquidity arrangements or other agreements that could require the Company to provide financial support to the VIEs. Furthermore, the creditors of the VIEs have no recourse to the Company’s general credit.

Consolidated VIEs

For VIEs that the Company does consolidate, management has the power to direct the activities that most significantly impact the VIE’s economic performance. The Company typically serves as the party with homebuilding expertise in the VIE. The Company does not guarantee the debts of the VIEs, and creditors of the VIEs have no recourse against the Company. There were no new consolidated VIEs during the three months ended March 31, 2022 or 2021.The table below displays the carrying amounts of the assets and liabilities related to the consolidated VIEs (in thousands):

	As of	As of
	March 31,	December 31,
Consolidated	2022	2021
Assets	$24,909	$30,830
Liabilities	$7,616	$10,203

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

The table below shows the Company’s investment in the unconsolidated VIEs (in thousands):

	As of	As of
	March 31,	December 31,
Unconsolidated	2022	2021
Jet Home Loans	$6,003	$6,133
Other unconsolidated VIEs	8,477	9,834
Total investment in unconsolidated VIEs	$14,480	$15,967

Lot Option Contracts

None of the creditors of any of the land bank entities with which we enter into lot option contracts have recourse to our general credit. We generally do not have any specific performance obligations to purchase a certain number or any of the lots or guarantee any of the land bankers’ financial or other liabilities. We are not involved in the design or creation of the land bank entities from which we purchase lots under lot option contracts. The land bankers’ equity holders have the power to direct 100.0% of the operating activities of the land bank entity. We have no voting rights in any of the land bank entities. The sole purpose of the land bank entity’s activities is to generate positive cash flow returns for such entity’s equity holders. Further, we do not share in any of the profit or loss generated by the project’s development. The profits and losses are passed directly to the land bankers’ equity holders.

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

We possess no more than limited protective legal rights through the lot option contracts in the specific finished lots that we are purchasing, and we possess no participative rights in the land bank entities. Accordingly, we do not have the power to direct the activities of a land bank entity that most significantly impact its economic performance. For the aforementioned reasons, the Company concluded that it is not the primary beneficiary of the land bank entities with which it enters into lot option contracts, and therefore the Company does not consolidate any of these VIEs. These option contracts generally allow us, at our option, to forfeit our right to purchase the lots controlled by these option contracts for any reason, and our sole legal obligation and economic loss as a result of such forfeitures is limited to the amount of the deposits paid pursuant to such option contracts including accrued interest, any related fees paid to the land bank partner, management of the development to completion and any cost overruns related to the project. The Company’s risk of loss related to finished lot option and land bank option contract deposits and related fees and interest was $331.3 million and $274.9 million as of March 31, 2022 and December 31, 2021, respectively. Any potential cost overruns relative to the project cannot be quantified as the Company has not experienced any historically.

8.	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 is estimated to be 27.9% and 23.0%, respectively. The effective tax rate includes state income tax expense and non-deductible executive compensation. The rate increase relative to the first quarter of 2021 is mostly due to the 45L tax credit not being estimated in the rate for the first quarter of 2022, as it has yet to be passed by the U.S Government as well as the increase in the Florida tax rate from 3.5% in 2021 to 5.5% in 2022.

9.	Segment Reporting

The Company primarily operates in the homebuilding business and is organized and reported by division. There are eight reportable segments: (i) Jacksonville, (ii) Colorado, (iii) Orlando, (iv) Washington DC (“DC Metro”), (v) The Carolinas, (vi) Texas, (vii) Jet LLC, the Company’s mortgage operations, and (viii) Other. The Company includes the Century Homes operations within the Orlando segment and the MHI operations comprise the Texas segment. The remaining operating segments are combined into the “Other” category, along with the corporate component, which is not considered an operating segment.

The following tables summarize revenues and net and comprehensive income by segment for the three months ended March 31, 2022 and 2021 as well as total assets and goodwill by segment as of March 31, 2022 and December 31, 2021 (in thousands):

	For the Three Months Ended March 31,
Revenues:	2022	2021
Jacksonville	$134,831	$96,581
Colorado	38,153	15,210
Orlando	46,843	64,436
DC Metro	11,880	13,948
The Carolinas	83,583	98,503
Texas	275,424	-
Jet Home Loans	6,958	7,019
Other (1)	73,352	54,882
Total segment revenues	671,024	350,579

Reconciling items from equity method investments	(6,958)	(7,019)

Consolidated revenues	$664,066	$343,560

	For the Three Months Ended March 31,
Net and comprehensive income:	2022	2021
Jacksonville	$17,459	$8,209
Colorado	4,521	455
Orlando	2,914	5,328
DC Metro	672	390
The Carolinas	2,180	4,150
Texas	17,424	-
Jet Home Loans	2,289	2,832
Other (1)	504	(1,965)
Total segment net and comprehensive income	47,963	19,399

Reconciling items from equity method investments	(1,629)	(1,803)

Consolidated net and comprehensive income	$46,334	$17,596

	Assets:		Goodwill:
	As of March 31,	As of December 31,	As of March 31,	As of December 31,
	2022	2021	2022	2021
Jacksonville	$242,624	$207,502	$-	$-
Colorado	139,557	116,121	-	-
Orlando	161,920	131,882	1,795	1,795
DC Metro	79,928	62,051	-	-
The Carolinas	269,050	247,250	16,853	16,853
Texas	761,620	743,306	141,071	141,071
Jet Home Loans	73,992	77,074	-	-
Other (1)	331,567	379,859	12,209	12,209
Total segments	2,060,258	1,965,045	171,927	171,927

Reconciling items from equity method investments	(67,792)	(70,798)	-	-

Consolidated	$1,992,466	$1,894,248	$171,927	$171,927

(1)	Other includes the Company’s title operations, homebuilding operations in non-reportable segments, operations of the corporate component, and corporate assets such as cash and cash equivalents, cash held in trust, prepaid insurance, operating and financing leases, lot deposits, as well as property and equipment.

10.	Fair Value Disclosures

Fair value represents the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values are determined using a fair value hierarchy based on the inputs used to measure fair value. Level 1 inputs are unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable and significant to the fair value.

The following table presents a summary of the change in fair value measurement of contingent consideration, which is based on Level 3 inputs and is the only asset or liability measured at fair value on a recurring basis (in thousands):

Beginning balance, December 31, 2021	$124,056
Contingent consideration adjustments related to prior year acquisitions	4,192
Ending balance, March 31, 2022	$128,248

Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets and inventory. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, notes payable, customer deposits and construction lines of credit, approximate their carrying amounts due to the short-term nature of these instruments.

11.	Related Party Transactions

The Company enters into or participates in related party transactions and the majority of these transactions are entered into to secure finished lots for homebuilding.

Consolidated Joint Ventures

The Company has joint venture arrangements to acquire land, finished lots and build homes. Certain stockholders of DFH, Inc. and directors and members of management of the Company, have invested in these joint ventures and some are limited partners in these joint ventures. DFH Investors LLC (which owned 15,400 Series A Preferred Units, representing 11.65% of the membership interest in DFH LLC, prior to the Corporate Reorganization) is the managing member of certain of these joint ventures. The joint ventures are consolidated for accounting purposes (see Note 7).

DF Residential I, LP

DF Residential I, LP (“Fund I”) is a real estate investment vehicle, organized for the purpose of acquiring and developing finished lots. Dream Finders Homes LLC, has entered into six joint ventures and ten land bank projects with Fund I since its formation in January 2017. DF Capital Management, LLC (“DF Capital”) is the investment manager in Fund I. The Company owns a 49.0% membership interest in DF Capital. DF Capital is controlled by unaffiliated parties. Certain directors and executive officers have made investments in Fund I as limited partners. In addition, certain members of management have made investments in Fund I. The general partner of Fund I is DF Management GP, LLC (“DF Management”). Dream Finders Homes LLC is one of four members of DF Management with a 25.81% membership interest. Certain members of DFH Investors LLC, including one of the Company’s directors, have a 65.3% membership interest.

The total committed capital in Fund I, which was fully committed in 2019, is $36.7 million. Collectively, the Company’s directors, executive officers and members of management invested $8.7 million or 23.8% of the total committed capital in Fund I.  Additionally, Dream Finders Homes LLC and DFH Investors LLC, collectively, invested $1.4 million or 3.8% of the total committed capital in Fund I.

DF Residential II, LP

DF Residential II, LP (“Fund II”) initiated its first close on March 11, 2021. DF Management GP II, LLC, a Florida limited liability company, serves as the general partner of Fund II (the “General Partner”). Fund II raised total capital commitments of $322.1 million and was fully committed as of January 2022. DF Capital is the investment manager of Fund II.

The Company indirectly owns 72.0% of the membership interests in the General Partner and receives 72.0% of the economic interests. The General Partner is controlled by unaffiliated parties. The Company’s investment commitment in Fund II is $3.0 million or 0.9% of the total capital commitment of Fund II of $322.1 million.

On March 11, 2021, the Company entered into land bank financing arrangements and a Memorandum of Right of First Offer with Fund II, under which Fund II has an exclusive right of first offer on any land bank financing projects up to $20.0 million that meet its investment criteria and are undertaken by the Company during Fund II’s investment period.

Certain directors, executive officers and other officers have made investment commitments as limited partners in Fund II in an aggregate amount $133.9 million or 41.6% of the total committed capital of Fund II as of March 31, 2022, inclusive of a $100.0 million commitment from Rockpoint Group LLC discussed below.  As of December 31, 2021, these investment commitments were $33.9 million or 10.5% of the total committed capital of Fund II.

Land Bank Transactions with DF Capital

DF Capital subsequently raised additional commitments from limited partners through funds other than Fund I and Fund II, which provided land bank financing for certain projects. One of the Company’s officers, invested $0.2 million in one of these funds managed by DF Capital as a limited partner in 2019. The Company continues to purchase lots controlled by these funds.  As of March 31, 2022, the Company had $3.6 million in outstanding lot deposits in relation to these projects.

Land Bank Transactions with LB Parker Owners, LLC

On August 10, 2021, the Company entered into a land banking transaction with LB Parker Owners, LLC, a Delaware limited liability company, which is beneficially owned by Rockpoint Group, LLC (“Rockpoint”) in connection with the Company’s acquisition and development of certain residential real property located in Parker, Colorado known as “Looking Glass” pursuant to which LB Parker Owners, LLC provided $3.3 million for the acquisition of the real property.  William H. Walton, III is the founding principal of Rockpoint and also a member of the Company’s Board of Directors, its Audit Committee and its Compensation Committee.

Rockpoint Group, LLC

On February 15, 2022, DFH entered into a Memorandum of Right of First Offer with Rockpoint, under which Rockpoint has an exclusive right of first offer on certain land bank financing projects that meet certain criteria and are undertaken by the Company during Fund II’s investment period. On the same date, Rockpoint provided funding relating to its $100.0 million commitment to Fund II.
Jet Home Loans

Jet LLC performs mortgage origination activities for the Company, including underwriting and originating home mortgages for Company customers and non-Company customers. The Company owns 49.9% of Jet LLC, but is not the primary beneficiary. Jet LLC is accounted for under the equity method and is a related party of the Company.

12.	Earnings per Share

The following weighted-average shares and share equivalents were used to calculate basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Numerator
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$43,716	$16,121
Less: Preferred dividends (1)	3,572	856
Add: Loss prior to reorganization attributable to DFH LLC members(2)	-	(1,244)
Net and comprehensive income attributable to common stockholders	$40,144	$16,509
Denominator
Weighted-average number of common shares outstanding - basic	92,758,939	92,521,482
Add: Common stock equivalent shares	9,737,937	75,478
Weighted-average number of shares outstanding - diluted	102,496,876	92,596,960

(1)	For the diluted earnings per share calculation, $3.4 million in preferred dividends associated with convertible preferred stock that are assumed to be converted has been added back to the numerator.
(2)	The Corporate Reorganization created the current capital structure of DFH, Inc. Therefore, the basic and diluted earnings per share for the three months ended March 31, 2021 only includes earnings subsequent to January 21, 2021, the date of the Corporate Reorganization.

Basic earnings per share is calculated by dividing net income attributable to DFH, Inc. for the period subsequent to the Corporate Reorganization, by the weighted-average number of shares of Class A common stock and Class B common stock outstanding for the period. The total outstanding shares of common stock are made up of Class A common stock and Class B common stock, which participate equally in their ratable ownership share of the Company. Diluted earnings per share has been calculated in a manner consistent with that of basic earnings per share while giving effect to shares of potentially dilutive restricted stock grants outstanding during the period and the convertible preferred stock.

13.	Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued, and no additional matters were identified requiring recognition or disclosure in the financial statements.

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

Business Overview

We design, build and sell homes in high-growth markets, including Charlotte, Raleigh, Jacksonville, Orlando, Denver, the Washington D.C. metropolitan area, Austin, Dallas and Houston. We employ an asset-light lot acquisition strategy with a focus on the design, construction and sale of single-family entry-level, first-time move-up and second-time move-up homes. To fully serve our homebuyer customers and capture ancillary business opportunities, we also offer title insurance and mortgage banking solutions through our mortgage banking joint venture, Jet Home Loans, LLC (“Jet LLC”), which comprises our Jet Home Loans segment.

Our asset-light lot acquisition strategy enables us to generally purchase land in a “just-in-time” manner with reduced up-front capital commitments, which in turn has increased our inventory turnover rate, enhanced our returns on equity and contributed to our growth.

We are currently engaged in the design, construction and sale of new homes in the following markets:

•	Jacksonville, FL
•	Denver, CO
•	Orlando, FL
•	Washington D.C. metropolitan area (“DC Metro”)
•	Charlotte, NC, Fayetteville, NC, Raleigh, NC, Greensboro, NC, High Point, NC and Winston-Salem, NC (“The Carolinas”)
•	Texas
•	Austin, TX (legacy operations excluding MHI operations comprising Texas above), Savannah, GA and Bluffton and Hilton Head, SC, and Active Adult and Custom Homes in Jacksonville, FL (“Other”)

Since breaking ground on our first home on January 1, 2009 we have closed over 16,700 home sales through March 31, 2022 and have been profitable every year since inception. During the three months ended March 31, 2022, we received 2,402 net new orders, an increase of 392, or 20.0%, as compared to the 2,010 net new orders received for the three months ended March 31, 2021. For the three months ended March 31, 2022, we closed 1,371 homes, an increase of 369, or 36.8%, as compared to the 1,002 homes closed for the three months ended March 31, 2021. As of March 31, 2022, our backlog of sold homes was 7,413 valued at $3.4 billion. In addition, as of March 31, 2022, we owned and controlled over 39,400 lots. Our owned and controlled lot supply is a critical input to the future revenue of our business. We sell homes under the Dream Finders Homes, DF Luxury, H&H Homes, Village Park Homes, Century Homes and Coventry Homes brands.

Recent Developments

MHI Acquisition

On October 1, 2021, we completed the acquisition of the homebuilding, mortgage banking and title insurance assets of privately held Texas homebuilder, McGuyer Homebuilders, Inc. and related affiliates (“MHI”), for a total purchase price of $582.8 million. The purchase price consisted of $488.2 million in cash based on the final value of net assets acquired as of September 30, 2021.  Additionally, the Company agreed to the future payment of additional consideration of up to 25% of pre-tax net income for up to five periods, the last of which ends 48 months after closing, subject to certain minimum pre-tax income thresholds and certain overhead expenses, estimated at approximately $94.6 million.

The acquisition significantly increases our geographic operations in the Austin, Texas metro area, and allowed us to expand into the Texas markets of Houston, Dallas and San Antonio. To fund the MHI acquisition, we used $20.0 million of cash on hand, $150.0 million of proceeds from the sale of 150,000 shares of newly-created Convertible Preferred Stock and $300.0 million from the Credit Agreement, which allowed the Company to terminate MHI’s vertical lines of credit.  See Note 2 to our condensed consolidated financial statements for information on the final purchase price, including post-closing adjustments and our preliminary purchase price allocation.

Key Results

Key financial results as of and for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, were as follows:

•	Revenues increased 93.3% to $664.1 million from $343.6 million.

•	Net new orders increased 19.5% to 2,402 net new orders from 2,010 net new orders.

•	Homes closed increased 36.8% to 1,371 homes from 1,002 homes.

•	Backlog of sold homes increased 105.2% to 7,413 homes from 3,612 homes.

•	Average sales price of homes closed increased 40.0% to $470,218 from $335,986.

•	Gross margin as a percentage of homebuilding revenues increased to 18.7% from 14.9%.

•	Adjusted gross margin (non-GAAP) as a percentage of homebuilding revenues increased to 24.4% from 22.2%.

•	Net and comprehensive income increased 163.0% to $46.3 million from $17.6 million.

•	Net and comprehensive income attributable to Dream Finders Homes, Inc. increased 171.4% to $43.7 million from $16.1 million.

•	EBITDA (non-GAAP) as a percentage of total revenues increased to 11.4% from 9.4%.

•	Active communities at March 31, 2022 increased to 206 from 120 at March 31, 2021.

•	Return on participating equity was 40.9% for the trailing twelve months ended March 31, 2022, compared to 37.4%.

•	Basic earnings per share was $0.43 and diluted earnings per share was $0.42 compared to $0.18 and $0.18, respectively.

For reconciliations of the non-GAAP financial measures, including adjusted gross margin, EBITDA and adjusted EBITDA, to the most directly comparable GAAP financial measures, see “—Non-GAAP Financial Measures.”

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table sets forth our results of operations for the periods indicated:

	For the Three Months Ended March 31, (unaudited)
	2022	2021	Amount Change	% Change
Revenues:
Homebuilding	$662,473	$342,167	$320,306	94%
Other	1,593	1,393	200	14%
Total revenues	664,066	343,560	320,506	93%
Homebuilding cost of sales	538,868	291,037	247,831	85%
Selling, general and administrative expense	61,710	29,315	32,395	111%
Income from equity in earnings of unconsolidated entities	(2,960)	(1,732)	(1,228)	71%
Contingent consideration revaluation	4,192	1,183	3,009	254%
Other (income) expense, net	(969)	703	(1,672)	-238%
Interest expense	13	642	(629)	-98%
Income before taxes	63,212	22,412	40,800	182%
Income tax expense	(16,878)	(4,816)	(12,062)	250%
Net and comprehensive income	46,334	17,596	28,738	163%
Net and comprehensive income attributable to non-controlling interests	(2,618)	(1,475)	(1,143)	77%
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$43,716	$16,121	$27,595	171%

Earnings per share(1)
Basic	$0.43	$0.18	$0.25	139%
Diluted	$0.42	$0.18	$0.24	133%
Weighted-average number of shares
Basic	92,758,939	92,521,482	237,457	0%
Diluted	102,496,876	92,596,960	9,899,916	11%
Consolidated Balance Sheets Data (at period end):
Cash and cash equivalents	100,140	42,303	57,837	137%
Total assets	1,992,466	866,722	1,125,744	130%
Long-term debt	771,725	763,291	8,434	1%
Preferred mezzanine equity	155,417	6,515	148,902	2286%
Common stock - Class A	323	323	-	100%
Common stock - Class B	602	602	-	100%
Additional paid-in capital	259,328	253,838	5,490	100%
Retained earnings	595,792	17,225	578,567	100%
Non-controlling interests	21,511	21,696	(185)	-1%

Other Financial and Operating Data
Active communities at end of period(2)	206	120	86	72%
Home closings	1,371	1,002	369	37%
Average sales price of homes closed(3)	$470,218	$335,986	$134,232	40%
Net new orders	2,402	2,010	392	20%
Cancellation rate	13.4%	8.1%	5.3%	65%
Backlog (at period end) - homes	7,413	3,612	3,801	105%
Backlog (at period end, in thousands) - value	$3,443,709	$1,356,436	$2,087,273	154%
Gross margin (in thousands)(4)	$123,605	$51,130	$72,475	142%
Gross margin %(5)	18.7%	14.9%	3.8%	25%
Net profit margin %	6.6%	4.7%	1.9%	40%
Adjusted gross margin (in thousands)(6)	$161,556	$75,855	$85,701	113%
Adjusted gross margin %(7)	24.4%	22.2%	2.2%	10%
EBITDA (in thousands)(6)	$75,867	$32,329	$43,538	135%
EBITDA margin %(7)	11.4%	9.4%	2.0%	21%
Adjusted EBITDA (in thousands)(6)	$77,232	$34,678	$42,554	123%
Adjusted EBITDA margin %(7)	11.6%	10.1%	1.5%	15%

(1)
The Company calculated earnings per share (“EPS”) based on net income attributable to common stockholders for the period January 21, 2021 through March 31, 2021 over the weighted average diluted shares outstanding for the same period. EPS was calculated prospectively for the period subsequent to the Company’s initial public offering and corporate reorganization as described in Note 1 to our condensed consolidated financial statements, Nature of Business and Significant Accounting Policies, resulting in 92,521,482 shares of common stock outstanding as of the closing of the initial public offering. The total outstanding shares of common stock are made up of Class A common stock and Class B common stock, which participate equally in their ratable ownership share of the Company. Diluted shares were calculated by using the treasury stock method for stock grants and the if-converted method for the convertible preferred stock and the associated preferred dividends.

(2)	A community becomes active once the model is completed or the community has its fifth sale. A community becomes inactive when it has fewer than five units remaining to sell.
(3)	Average sales price of homes closed is calculated based on homebuilding revenues, excluding the impact of deposit forfeitures, percentage of completion revenues and land sales, over homes closed.
(4)	Gross margin is homebuilding revenues less homebuilding cost of sales.
(5)	Calculated as a percentage of homebuilding revenues.
(6)
Adjusted gross margin, EBITDA and adjusted EBITDA are non-GAAP financial measures. For definitions of these non-GAAP financial measures and a reconciliation to our most directly comparable financial measures calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

(7)	Calculated as a percentage of total revenues.

Revenues. Revenues for the three months ended March 31, 2022 were $664.1 million, an increase of $320.5 million, or 93%, from $343.6 million for the three months ended March 31, 2021. The increase in revenues was primarily attributable to an increase in home closings of 369 homes, or 37%, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Our October 2021 acquisition of the homebuilding business of McGuyer Homebuilders, Inc. (“MHI”), a Texas company, contributed 483 home closings and $275.4 million in homebuilding revenues for the three months ended March 31, 2022. The average sales price of homes closed for the three months ended March 31, 2022 was $470,218, an increase of $134,232 or 40%, over an average sales price of homes closed $335,986 for the three months ended March 31, 2021. The increase was due to a higher average sales price of homes closed within the MHI segment, as well as overall price appreciation ahead of cost inflation.

Homebuilding Cost of Sales and Gross Margin. Homebuilding cost of sales for the three months ended March 31, 2022 was $538.9 million, an increase of $247.9 million, or 85%, from $291.0 million for the three months ended March 31, 2021. The increase in homebuilding cost of sales was primarily due to the increase in home closings for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Homebuilding gross margin for the three months ended March 31, 2022 was $123.6 million, an increase of $72.5 million, or 142%, from $51.1 million for the three months ended March 31, 2021. Homebuilding gross margin as a percentage of homebuilding revenues was 18.7% for the three months ended March 31, 2022, an increase of 380 basis points, or 25%, from 14.9% for the three months ended March 31, 2021. The increase was due to a higher average sales price of homes closed within the MHI segment as well as overall price appreciation ahead of cost inflation.

Adjusted Gross Margin. Adjusted gross margin for the three months ended March 31, 2022 was $161.6 million, an increase of $85.7 million, or 113%, from $75.9 million for the three months ended March 31, 2021. Adjusted gross margin as a percentage of homebuilding revenues for the three months ended March 31, 2022 was 24.4%, an increase of 220 basis points, or 9%, as compared to 22.2% for the three months ended March 31, 2021. The increase in adjusted gross margin is attributable to a higher number of closings, including 483 closings from MHI in the first quarter of 2022. Adjusted gross margin is a non-GAAP financial measure. For the definition of adjusted gross margin and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 2022 was $61.7 million, an increase of $32.4 million, or 111%, from $29.3 million for the three months ended March 31, 2021. The increase in selling, general and administrative expense was primarily due to higher closing volume and the inclusion of $25.0 million in expenses of MHI for the first quarter of 2022.

Income from Equity in Earnings and Unconsolidated Entities. Income from equity in earnings of unconsolidated entities for the three months ended March 31, 2022 was $3.0 million, an increase of $1.3 million, or 71%, as compared to $1.7 million for the three months ended March 31, 2021. The increase in income from equity in earnings of unconsolidated entities was largely attributable to an increase in the average of loan balance funded by Jet Home Loans for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Contingent Consideration Revaluation.  Contingent consideration expense for the three months ended March 31, 2022 was $4.2 million, an increase of $3.0 million or 254%, as compared to $1.2 million for the three months ended March 31, 2021. The increase in contingent consideration expense is primarily due to fair value adjustments of future expected earnout payments from the acquisition of MHI, which contributed one quarter of contingent consideration adjustment, not included in the previous period ended March 31, 2021.

Other (Income) Expense, Net. Other income for the three months ended March 31, 2022 was $1.0 million, as compared to $0.7 million in other expense, an increase of $1.7 million or 238% for the three months ended March 31, 2021. The increase in other income, net is primarily due to a loss on extinguishment of debt in the first quarter of 2021 due to the Corporate Reorganization, compared to income from the management fee revenue for MHI included in the first quarter of 2022.

Net and Comprehensive Income. Net and comprehensive income for the three months ended March 31, 2022 was $46.3 million, an increase of $28.7 million, or 163.1%, from $17.6 million for the three months ended March 31, 2021. The increase in net and comprehensive income was primarily attributable to an increase in gross margin on homes closed of $72.5 million, or 142%, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Net and Comprehensive Income Attributable to Dream Finders Homes, Inc. Net and comprehensive income attributable to Dream Finders for the three months ended March 31, 2022 was $43.7 million, an increase of $27.6 million, or 171.4%, from $16.1 million for the three months ended March 31, 2021. The increase was primarily attributable to the increase in home closings and gross margin. We closed 1,371 homes for the three months ended March 31, 2022, an increase of 369 units, or 37%, from the 1,002 homes closed for the three months ended March 31, 2021. Gross margin for the three months ended March 31, 2022 was $123.6 million, an increase of $72.5 million, or 142%, from $51.1 million for the three months ended March 31, 2021.

Non-GAAP Financial Measures

Adjusted Gross Margin

Adjusted gross margin is a non-GAAP financial measure used by management as a supplemental measure in evaluating operating performance. We define adjusted gross margin as gross margin excluding the effects of capitalized interest, amortization included in the homebuilding cost of sales (including adjustments resulting from the application of purchase accounting in connection with acquisitions) and commission expense. Our management believes this information is meaningful because it isolates the impact that capitalized interest, amortization (including purchase accounting adjustments) and commission expense have on gross margin. However, because adjusted gross margin information excludes capitalized interest, amortization (including purchase accounting adjustments) and commission expense, which have real economic effects and could impact our results of operations, the utility of adjusted gross margin information as a measure of our operating performance may be limited. We include commission expense in homebuilding cost of sales, not selling, general and administrative expense, and therefore commission expense is taken into account in gross margin. As a result, in order to provide a meaningful comparison to the public company homebuilders that include commission expense below the gross margin line in selling, general and administrative expense, we have excluded commission expense from adjusted gross margin. In addition, other companies may not calculate adjusted gross margin information in the same manner that we do. Accordingly, adjusted gross margin information should be considered only as a supplement to gross margin information as a measure of our performance.

The following table presents a reconciliation of adjusted gross margin to the GAAP financial measure of gross margin for each of the periods indicated (unaudited and in thousands, except percentages):

	For the Three Months Ended March 31,
	2022	2021
Gross margin(1)	$123,605	$51,130
Interest expense in homebuilding cost of sales	8,847	8,276
Amortization in homebuilding cost of sales(3)	3,830	1,175
Commission expense	25,274	15,274
Adjusted gross margin	$161,556	$75,855
Gross margin %(2)	18.7%	14.9%
Adjusted gross margin %(2)	24.4%	22.2%

(1)	Gross margin is homebuilding revenues less homebuilding cost of sales.
(2)	Calculated as a percentage of homebuilding revenues.
(3)	Includes purchase accounting adjustments, as applicable.

EBITDA and Adjusted EBITDA

EBITDA and adjusted EBITDA are not measures of net income as determined by GAAP. EBITDA and adjusted EBITDA are supplemental non-GAAP financial measures used by management and external users of our condensed consolidated financial statements, such as industry analysts, investors, lenders and rating agencies. We define EBITDA as net income before (i) interest income, (ii) capitalized interest expensed in homebuilding cost of sales, (iii) interest expense, (iv) income tax expense and (v) depreciation and amortization. We define adjusted EBITDA as EBITDA before stock-based compensation expense.

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

The following table presents a reconciliation of EBITDA and adjusted EBITDA to the GAAP financial measure of net income for each of the periods indicated (unaudited and in thousands, except percentages):

	For the Three Months Ended March 31,
	2022	2021
Net income	$43,716	$16,121
Interest income	(41)	(4)
Interest expensed in cost of sales	8,847	8,276
Interest expense	13	642
Income tax expense	16,878	4,816
Depreciation and amortization	6,454	2,478
EBITDA	$75,867	$32,329
Stock-based compensation expense	1,365	2,349
Adjusted EBITDA	$77,232	$34,678
EBITDA margin %(1)	11.4%	9.4%
Adjusted EBITDA margin %(1)	11.6%	10.1%

(1)	Calculated as a percentage of total revenues.

Backlog, Sales and Closings

A new order (or new sale) is reported when a customer has received preliminary mortgage approval and the sales contract has been signed by the customer, approved by us and secured by a deposit, typically approximately 3.0-6.0% of the purchase price of the home. These deposits are typically not refundable, but each customer situation is evaluated individually.

Net new orders are new orders or sales (gross) for the purchase of homes during the period, less cancellations of existing purchase contracts during the period. Sales to investors that intend to lease the homes are recognized when the Company has received a nonrefundable deposit. Our cancellation rate for a given period is calculated as the total number of new (gross) sales purchase contracts canceled during the period divided by the total number of new (gross) sales contracts entered into during the period. Our cancellation rate for the three months ended March 31, 2022 was 13.4%, an increase of 530 basis points when compared to the 8.1% cancellation rate for the three months ended March 31, 2021.

The following tables present information concerning our new home sales (net), starts and closings in each of our markets for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,						Period Over Period Percent Change
	2022(1)			2021
Segment	Sales	Starts	Closings	Sales	Starts	Closings	Sales	Starts	Closings
Jacksonville	632	447	269	560	407	295	13%	10%	-9%
Colorado	86	96	70	139	74	34	-38%	30%	106%
Orlando	129	234	106	281	173	161	-54%	35%	-34%
DC Metro	63	58	15	52	32	24	21%	81%	-38%
The Carolinas	153	288	252	647	413	343	-76%	-30%	-27%
Texas (1)	817	717	483	-	-	-	-	-	-
Other(2)	522	179	176	331	289	145	58%	-38%	21%
Grand Total	2,402	2,019	1,371	2,010	1,388	1,002	20%	45%	37%

(1)	Results for Texas only include sales, starts and closings from the MHI acquisition date of October 1, 2021.
(2)
Austin, Savannah, Village Park Homes, Active Adult and Custom Homes. Austin refers to legacy DFH operations exclusive of MHI. See Note 9, Segment Reporting, to our condensed consolidated financial statements for further explanation of our reportable segments.

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

The following tables present information concerning our new orders, cancellation rate and ending backlog for the periods and as of dates set forth below:

	For the Three Months Ended March 31,
	2022	2021
Net New Orders	2,402	2,010
Cancellation Rate	13.4%	8.1%

	As of March 31,
	2022	2021
Ending Backlog - Homes	7,413	3,612
Ending Backlog - Value (in thousands)	$3,443,709	$1,356,436

Land Acquisition Strategy and Development Process

We operate an asset-light and capital-efficient lot acquisition strategy and generally seek to avoid engaging in land development, which requires significant capital expenditures and can take several years to realize returns on the investment. Our strategy is intended to avoid the financial commitments and risks associated with direct land ownership and land development by allowing us to control a significant number of lots for a relatively low capital cost. We primarily employ two variations of our asset-light land financing strategy, finished lot option contracts and land bank option contracts, pursuant to which we secure the right to purchase finished lots at market prices, by paying deposits based on the aggregate purchase price of the finished lots (typically 10.0% or less in the case of finished lot option contracts and 15.0% or less in the case of land bank option contracts) and, in the case of land bank option contracts, any related fees paid to the land bank partner.

As of March 31, 2022, our lot deposits in finished lot option and land bank option contracts were $275.4 million. As of March 31, 2022, we controlled 39,474 lots under lot option and land bank option contracts.

Owned and Controlled Lots

The following table presents our owned finished lots purchased just in time for production and controlled lots by homebuilding segment as of March 31, 2022 and December 31, 2021:

	As of March 31,			As of December 31,
	2022			2021			% Change of
Segment	Owned	Controlled	Total	Owned	Controlled	Total	Total
Jacksonville	833	9,967	10,800	774	10,311	11,085	-3%
Colorado	207	5,680	5,887	152	4,883	5,035	17%
Orlando	655	5,355	6,010	537	5,487	6,024	0%
DC Metro	158	1,604	1,762	97	1,680	1,777	-1%
The Carolinas	1,465	5,568	7,033	1,452	5,196	6,648	6%
Texas	1,718	6,787	8,505	1,569	6,304	7,873	8%
Other(1)	765	4,513	5,278	764	4,634	5,398	-2%
Grand Total	5,801	39,474	45,275	5,345	38,495	43,840	3%

(1)
Austin, Savannah, Village Park Homes, Active Adult and Custom Homes. Austin refers to legacy DFH operations exclusive of MHI. See Note 9, Segment Reporting, to our condensed consolidated financial statements for further explanation of our reportable segments.

Owned Real Estate Inventory Status

The following table presents our owned real estate inventory status as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022	As of December 31, 2021
	% of Owned Real Estate Inventory	% of Owned Real Estate Inventory
Construction in process and finished homes (1)	91.4%	92.0%
Company owned land and lots (2)	8.6%	8.0%
Total	100%	100%

(1)	Represents our owned homes that are completed or under construction, including sold, spec and model homes.
(2)
Represents finished lots purchased just-in-time for production and capitalized costs related to land under development held by third-party land bank partners, including lot option fees, property taxes and due diligence. Land and lots from consolidated joint ventures are excluded.

Our Active Communities

We define an active community as a community where we have recorded five net new orders or a model home is currently open to customers. A community is no longer active when we have less than five home sites to sell to customers. Active community count is an important metric to forecast future net new orders for our business. As of March 31, 2022, we had 206 active communities, an increase of 86 communities, or 71.7%, when compared to our 120 active communities at March 31, 2021. Our active community count excludes communities under the Company’s built-for-rent contracts, as all sales to investors occur at one point in time and these communities would have no home sites remaining to sell. As of March 31, 2022, the Company had 14 active communities for built-for-rent contracts and built-for-rent homes comprised approximately 19.1% of the homes in the Company’s backlog.

Our Mortgage Banking Business

For the three months ended March 31, 2022, our mortgage banking joint venture, Jet LLC, originated and funded 527 home loans with an aggregate principal amount of approximately $187.8 million as compared to 417 home loans with an aggregate principal amount of approximately $146.3 million for the three months ended March 31, 2021. For the three months ended March 31, 2022 and 2021, respectively, Jet LLC had net income of approximately $3.1 million and $3.5 million. Our interest in Jet LLC is accounted for under the equity investment method and is not consolidated in our condensed consolidated financial statements, as we do not control, and are not deemed the primary beneficiary of, the variable interest entity (“VIE”). See Note 7, Variable Interest Entities and Investments in Other Entities, to our condensed consolidated financial Statements for a description of our joint ventures, including those that were determined to be VIEs, and the related accounting treatment.

Costs of Building Materials and Labor

Our cost of sales includes the acquisition and finance costs of homesites or lots, municipality fees, the costs associated with obtaining building permits, materials and labor to construct the home, interest rates for construction loans, internal and external realtor commissions and other miscellaneous closing costs. Homesite costs range from 20.0-25.0% of the average cost of a home. Building materials range from 40.0-50.0% of the average cost to build the home, labor ranges from 30.0-40.0% of the average cost to build the home and interest, commissions and closing costs range from 4.0-10.0% of the average cost to build the home.

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

Seasonality

In all of our markets, we have historically experienced similar variability in our results of operations and capital requirements from quarter to quarter due to the seasonal nature of the homebuilding industry. We generally sell more homes in the first and second quarters and close more homes in our third and fourth quarters. As a result, our revenue may fluctuate on a quarterly basis and we may have higher capital requirements in our second, third and fourth quarters in order to maintain our inventory levels. As a result of seasonal activity, our quarterly results of operations and financial position at the end of a particular quarter, especially our first quarter, are not necessarily representative of the results we expect at year-end. We expect this seasonal pattern to continue in the long term.,

Liquidity and Capital Resources

Overview

As of March 31, 2022, we had $100.1 million in cash and cash equivalents excluding $60.9 million of restricted cash. Additionally, the Company had $47.5 million of availability under the Credit Agreement for a total of $147.6 million in total liquidity.

We generate cash from the sale of our inventory and we intend to re-deploy the net cash generated from the sale of inventory to acquire and control land and further grow our operations year over year. We believe that our sources of liquidity are sufficient to satisfy our current commitments.  We also maintain a credit agreement (the “Credit Agreement”) with a syndicate of lenders providing for a senior unsecured revolving credit facility, which currently has an aggregate commitment of up to $817.5 million (our “Credit Facility”). On October 1, 2021, we borrowed $300.0 million in revolving loans under the Credit Agreement and paid off vertical lines of credit in connection with the MHI acquisition. Certain of our subsidiaries guaranteed the Company’s obligations under the Credit Agreement.  The Credit Agreement matures on January 25, 2024 and the outstanding balance was $770.0 million as of March 31, 2022.

On September 29, 2021, we sold 150,000 shares of newly-created Series A Convertible Preferred Stock with an initial liquidation preference of $1,000 per share and a par value $0.01 per share (the “Convertible Preferred Stock”), for an aggregate purchase price of $150.0 million. We used the proceeds from the sale of the Convertible Preferred Stock to fund the MHI acquisition.

Our principal uses of capital are lot deposits and purchases, vertical home construction, operating expenses and the payment of routine liabilities.

Cash flows generated by our projects can differ materially from our results of operations, as these depend upon the stage in the life cycle of each project. The majority of our projects begin at the land acquisition stage when we enter into finished lot option contracts by placing a deposit with a land seller or developer. Our lot deposits are an asset on our balance sheets and these cash outflows are not recognized in our results of operations. Early stages in our communities require material cash outflows relating to finished rolling option lot purchases, entitlements and permitting, construction and furnishing of model homes, roads, utilities, general landscaping and other amenities, as well as ongoing association fees and property taxes. These costs are capitalized within our real estate inventory and are not recognized in our operating income until a home sale closes. As such, we incur significant cash outflows prior to the recognition of earnings. In later stages of the life cycle of a community, cash inflows could significantly exceed our results of operations, as the cash outflows associated with land purchase and home construction and other expenses were previously incurred.

We actively enter into finished lot option contracts by placing deposits with land sellers of typically 10.0% or less of the aggregate purchase price of the finished lots. When entering into these contracts, we also agree to purchase finished lots at pre-determined time frames and quantities that match our expected selling pace in the community.

From time to time, we also enter into land development arrangements with land sellers, land developers and land bankers. We typically provide a lot deposit of 10.0% or less, or 15.0% or less in the case of land bank option contracts, of the total investment required to develop lots that we will have the option to acquire in the future. In these transactions, we also incur lot option fees that have historically been 15.0% or less of the outstanding capital balance held by the land banker. The initial investment and lot option fees require our ability to allocate liquidity resources to projects that will not materialize into cash inflows or operating income in the near term. The above cash strategies are designed to allow us to maintain adequate lot supply in our existing markets and support ongoing growth and profitability. As we continue to operate in an environment with consistent increase in the demand for new homes and constrained lot supply compared to population and job growth trends, we intend to continue to reinvest our earnings into our business and focus on expanding our operations. In addition, as the opportunity to purchase finished lots in desired locations becomes increasingly more limited and competitive, we are committed to allocating additional liquidity to land bank deposits on land development projects, as this strategy mitigates the risks associated with holding undeveloped land on our balance sheet, while allowing us to control adequate lot supply in our key markets to support forecasted growth. As of March 31, 2022, our lot deposits and investments related to finished lot option contracts and land bank option contracts were $275.3 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(122,498)	$(22,423)
Net cash used in investing activities	(930)	(22,916)
Net cash provided by financing activities	3,121	76,922

Net cash used in operating activities was $122.5 million for the three months ended March 31, 2022, an increase of $100.1 million, as compared to $22.4 million of net cash used in operating activities for the three months ended March 31, 2021. The increase in net cash used in operating activities was driven by an increase in inventories of $165.4 million and lot deposits of $33.9 million as the Company continues to deploy its available cash to secure finished lots in the future and in building its backlog of homes. The increase was partially offset by higher customer deposits of $28.4 million and the increase in net income generated on home closings for the three months ended March 31, 2022.

Net cash used in investing activities was $0.9 million for the three months ended March 31, 2022, a decrease of $22.0 million, as compared to $22.9 million of cash used in investing activities for the three months ended March 31, 2021. The decrease in net cash used in investing activities was primarily attributable to the acquisition of Century Homes during the first quarter of 2021 compared to no acquisitions in the first quarter of 2022.

Net cash provided by financing activities was $3.1 million for the three months ended March 31, 2022, a decrease of $73.8 million, as compared to $76.9 million of cash provided by financing activities for the three months ended March 31, 2021. The decrease in net cash provided by financing activities was primarily attributable to the following activities in the first quarter of 2021 which did not recur in the first quarter of 2022: the Corporate Reorganization, which included IPO net proceeds of $130.0 million, partially offset by the redemption of the Series C preferred units of DFH LLC of $26.0 million and the $20.0 million bridge loan, in connection with the new unsecured Credit Agreement.

Credit Facilities, Letters of Credit, Surety Bonds and Financial Guarantees

As of March 31, 2022, under our Credit Facility we had a maximum availability of $817.5 million, an outstanding balance of $770.0 million and we could borrow an additional $47.5 million under the agreement. As of December 31, 2021, we had total outstanding borrowings of $760.0 million under our Credit Agreement and an additional $8.1 million in letters of credit with the lenders from the Credit Agreement such that we could borrow an additional $49.4 million under the agreement. As of March 31, 2022, we were in compliance with the covenants set forth in our Credit Agreement.

We enter into surety bonds and letter of credit arrangements with local municipalities, government agencies and land developers. These arrangements relate to certain performance-related obligations and serve as security for certain land option agreements. At March 31, 2022, we had outstanding letters of credit and surety bonds totaling $8.0 million and $64.8 million, respectively.

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

Series C Preferred Units

On January 27, 2021, we redeemed all 26,000 outstanding Series C preferred units of DFH LLC at a redemption price of $26.0 million, including $0.5 million of discounted costs, plus accrued unpaid preferred distributions of $0.2 million.

Convertible Preferred Stock

On September 29, 2021, we sold 150,000 shares of newly-created Convertible Preferred Stock with an initial liquidation preference of $1,000 per share and a par value $0.01 per share, for an aggregate purchase price of $150.0 million. We used the proceeds from the sale of the Convertible Preferred Stock to fund the MHI acquisition and for general corporate purposes. Pursuant to the Certificate of Designations, the Convertible Preferred Stock ranks senior to the Class A and B common stock with respect to dividends and distributions on liquidation, winding-up and dissolution. Upon a liquidation, dissolution or winding up of the Company, each share of Convertible Preferred Stock is entitled to receive the initial liquidation preference of $1,000 per share, subject to adjustment, plus all accrued and unpaid dividends thereon. Refer to Note 6 to the condensed consolidated financial statements herein and Note 9 to the consolidated financial statements within our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for further details on the terms.

Off-Balance Sheet Arrangements

Asset-Light Lot Acquisition Strategy

We operate an asset-light and capital-efficient lot acquisition strategy and generally seek to avoid engaging in land development. We primarily employ two variations of our asset-light land financing strategy, finished lot option contracts and land bank option contracts, pursuant to which we secure the right to purchase finished lots at market prices from various land sellers and land bank partners, by paying deposits based on the aggregate purchase price of the finished lots. The deposits required are typically 10.0% or less in the case of finished lot option contracts and 15% or less in the case of land bank option contracts.

As of March 31, 2022, we controlled 39,474 lots through finished lot option contracts and land bank option contracts. Our entire risk of loss pertaining to the aggregate purchase price of contractual commitments resulting from our non-performance under our finished lot option contracts and land bank option contracts is limited to approximately $275.3 million in lot deposits as of March 31, 2022.  In addition, we have capitalized costs of $55.9 million relating to our off-balance sheet arrangements and land development due diligence.

Surety Bonds and Letters of Credit

We enter into letter of credit and surety bond arrangements with local municipalities, government agencies and land developers. These arrangements relate to certain performance-related obligations and serve as security for certain land option agreements. At March 31, 2022, we had outstanding letters of credit and surety bonds totaling $8.0 million and $64.8 million, respectively. We believe we will fulfill our obligations under the related arrangements and do not anticipate any material losses under these letters of credit or surety bonds.

Contractual Obligations

As of March 31, 2022, there have been no material changes to our contractual obligations appearing in the “Contractual Obligations, Commitments and Contingencies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

We believe that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2022 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the operation of our business. These risks include, but are not limited to, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in this Quarterly Report on Form 10-Q. Should one or more of such risks or uncertainties occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

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

For more information, see Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are interest-rate sensitive. As overall housing demand is adversely affected by increases in interest rates, a significant increase in interest rates may negatively affect the ability of homebuyers to secure adequate financing. Higher interest rates could adversely affect our revenues, gross margins and net income. We do not enter into, nor do we intend to enter into in the future, derivative financial instruments for trading or speculative purposes to hedge against interest rate fluctuations.

Quantitative and Qualitative Disclosures About Interest Rate Risk

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. Our market risk arises from interest rate risk inherent in our financial instruments and debt obligations. Interest rate risk results from the possibility that changes in interest rates will cause unfavorable changes in net income or in the value of interest rate sensitive assets, liabilities and commitments. Lower interest rates tend to increase demand for mortgage loans for home purchasers, while higher interest rates make it more difficult for potential borrowers to purchase residential properties and to qualify for mortgage loans. We have no market rate-sensitive instruments held for speculative or trading purposes.

The Credit Agreement provides for interest rate options on advances at rates equal to either: (a) in the case of base rate advances, the highest of (1) Bank of America, N.A.’s announced “prime rate”, (2) the federal funds rate plus 0.5%, and (3) the one-month LIBOR plus 1.0%, in each case not to be less than 1.5%; or (b) in the case of Eurodollar rate advances, the reserve adjusted LIBOR, not to be less than 0.5%. Borrowings under the Credit Agreement bear interest at the interest rate option plus an applicable margin ranging from (i) 2.00% to 2.75% per annum for base rate advances and (ii) 3.00% to 3.75% per annum for Eurodollar rate advances. The applicable margin will vary depending on the Company’s net debt to net capitalization ratio.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer identified three material weaknesses in our internal control over financial reporting. We did not document the design or operation of an effective control environment commensurate with the financial reporting requirements of an SEC registrant. Specifically, we did not design and maintain adequate formal documentation of certain policies and procedures, controls over the segregation of duties within our financial reporting function and the preparation and review of journal entries. In addition, we did not design or maintain effective control activities that contributed to the following additional material weaknesses; we did not design control activities to adequately address identified risks, evidence of performance, or operate at a sufficient level of precision that would identify material misstatements to our financial statements and we did not design and maintain effective controls over certain IT general controls for information systems that are relevant to the preparation of our financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls

Except as set forth above, there was no change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 5, Commitments and Contingencies, in our unaudited financial statements included herein for a description of material legal proceedings. From time to time, we are a party to ongoing legal proceedings in the ordinary course of business. We do not believe the results of currently pending proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 1A.	RISK FACTORS

There are numerous factors that affect our business and results of operations, many of which are beyond our control. Refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which contains descriptions of significant risks that have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as presented below, there have been no material changes to risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Global economic and political instability and conflicts, such as the conflict between Russia and Ukraine, could adversely affect our business, financial condition or results of operations.

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions and geopolitical conflicts, such as the conflict between Russia and Ukraine. While we do not have any customer or direct supplier relationships in either country, the current military conflict, and related sanctions, as well as export controls or actions that may be initiated by nations (e.g., potential cyberattacks, disruption of energy flows, etc.) and other potential uncertainties could adversely affect our supply chain by causing shortages or increases in costs for materials necessary to construct homes and/or increases to the price of gasoline and other fuels.  In addition, such events could cause higher interest rates, inflation or general economic uncertainty, which could negatively impact our business partners, employees or customers or otherwise adversely impact our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

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

Dream Finders Homes, Inc.

Date:	May 10, 2022	/s/ Patrick O. Zalupski
Patrick O. Zalupski President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

	May 10, 2022	/s/ L. Anabel Fernandez
L. Anabel Fernandez Senior Vice President and Chief Financial Officer (Principal Financial Officer)