Form 10-Q
period 2022-06-30
Dream Finders Homes, Inc.
filed 2022-08-04
CIK 1825088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to _________.
Commission file number 001-39916
___________________________________________________________
DREAM FINDERS HOMES, INC.
(Exact name of registrant as specified in its charter)

Delaware	85-2983036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14701 Philips Highway, Suite 300, Jacksonville, FL	32256
(Address of principal executive offices)	(Zip code)
(904) 644-7670
(Registrant’s Telephone Number, Including Area Code)
___________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered

Class A Common Stock, par value $0.01 per share	DFH	NASDAQ Global Select Market
___________________________________________________________
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2022, there were 32,378,939 shares of the registrant’s Class A common stock, par value $0.01 per share, issued and outstanding and 60,380,000 shares of the registrant’s Class B common stock, par value $0.01 per share, issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. DREAM FINDERS HOMES, INC CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$84,097	$227,227
Restricted cash (VIE amounts of $2,944 and $4,275)	45,296	54,095
Accounts receivable (VIE amounts of $1,711 and $2,684)	30,280	33,482
Inventories:
Construction in process and finished homes	1,254,199	961,779
Company owned land and lots	93,404	83,197
VIE owned land and lots	8,414	21,686
Total inventories	1,356,017	1,066,662
Lot deposits	288,426	241,406
Other assets (VIE amounts of $2,727 and $2,185)	78,946	43,962
Equity method investments	14,188	15,967
Property and equipment, net	6,511	6,789
Operating lease right-of-use assets	25,108	19,359
Deferred tax asset	4,905	4,232
Intangible assets, net of amortization	7,085	9,140
Goodwill	171,927	171,927
Total assets	$2,112,786	$1,894,248
Liabilities
Accounts payable (VIE amounts of $668 and $1,309)	$130,115	$113,498
Accrued expenses (VIE amounts of $6,213 and $6,915)	126,823	139,508
Customer deposits	190,945	177,685
Construction lines of credit	875,000	760,000
Notes payable (VIE amounts of $0 and $1,979)	1,568	3,292
Operating lease liabilities	25,625	19,826
Contingent consideration	115,555	124,056
Total liabilities	$1,465,631	$1,337,865
Commitments and contingencies (Note 5)
Mezzanine Equity
Preferred mezzanine equity	155,621	155,220

Stockholders’ Equity
Class A common stock, $0.01 per share, 289,000,000 authorized, 32,378,939 outstanding	323	323
Class B common stock, $0.01 per share, 61,000,000 authorized, 60,380,000 outstanding	602	602
Additional paid-in capital	261,207	257,963
Retained earnings	217,346	118,194
Non-controlling interests	12,056	24,081
Total mezzanine and stockholders’ equity	647,155	556,383
Total liabilities, mezzanine equity, and stockholders’ equity	$2,112,786	$1,894,248
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Homebuilding	$791,230	$363,743	$1,453,703	$705,910
Other	1,904	1,533	3,497	2,926
Total revenues	793,134	365,276	1,457,200	708,836
Homebuilding cost of sales	635,422	303,589	1,174,290	594,626
Selling, general and administrative expense	66,015	30,137	127,725	59,452
Income from equity in earnings of unconsolidated entities	(3,334)	(1,125)	(6,294)	(2,857)
Contingent consideration revaluation	5,042	3,977	9,234	5,160
Other (income) expense, net	278	(7,856)	(691)	(7,153)
Interest expense	13	16	26	658
Income before taxes	89,698	36,538	152,910	58,950
Income tax expense	(23,327)	(4,479)	(40,205)	(9,295)
Net and comprehensive income	66,371	32,059	112,705	49,655
Net and comprehensive income attributable to non-controlling interests	(3,747)	(3,486)	(6,365)	(4,961)
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$62,624	$28,573	$106,340	$44,694
Earnings per share(1)
Basic	$0.64	$0.31	$1.07	$0.49
Diluted	$0.60	$0.31	$1.02	$0.49
Weighted-average number of shares
Basic	92,758,939	92,521,482	92,758,939	92,521,482
Diluted	104,566,243	92,670,727	103,531,560	92,641,222
(1)The Company calculated earnings per share (“EPS”) based on net income attributable to common stockholders for the period January 21, 2021 through June 30, 2021 over the weighted average diluted shares outstanding for the same period. EPS was calculated prospectively for the period subsequent to the Company’s initial public offering and corporate reorganization as described in Note 1, Nature of Business and Significant Accounting Policies, resulting in 92,521,482 shares of common stock outstanding as of the closing of the initial public offering. The total outstanding shares of common stock are made up of Class A common stock and Class B common stock, which participate equally in their ratable ownership share of the Company. Diluted shares were calculated by using the treasury stock method for stock grants and the if-converted method for the convertible preferred stock and the associated preferred dividends.
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three and six months ended June 30, 2022
(In thousands, except share amounts)
(Unaudited)

	Redeemable Preferred Units Mezzanine		Redeemable Common Units Mezzanine		Common Units Members’		Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Total Non- Controlling Interests	Total Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2022	157,143	$155,417	—	$—	—	$—	32,295,329	$323	60,226,153	$602	$259,328	$158,611	$21,511	$595,792
Equity-based compensation	—	—	—	—	—	—	83,610	—	153,847	—	1,879	—	—	1,879
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(13,202)	(13,202)
Preferred dividends declared	—	—	—	—	—	—	—	—	—	—	—	(3,685)	—	(3,685)
Net income	—	204	—	—	—	—	—	—	—	—	—	62,420	3,747	66,371
Balance at June 30, 2022	157,143	$155,621	—	—	—	—	32,378,939	$323	60,380,000	$602	$261,207	$217,346	$12,056	$647,155

	Redeemable Preferred Units Mezzanine		Redeemable Common Units Mezzanine		Common Units Members’		Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Total Non- Controlling Interests	Total Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	157,143	$155,220	—	$—	—	$—	32,295,329	$323	60,226,153	$602	$257,963	$118,194	$24,081	$556,383
Equity-based compensation	—	—	—	—	—	—	83,610	—	153,847	—	3,244	—	—	3,244
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(18,390)	(18,390)
Preferred dividends declared	—	—	—	—	—	—	—	—	—	—	—	(6,787)	—	(6,787)
Net income	—	401	—	—	—	—	—	—	—	—	—	105,939	6,365	112,705
Balance at June 30, 2022	157,143	$155,621	—	—	—	—	32,378,939	$323	60,380,000	$602	$261,207	$217,346	$12,056	$647,155
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three and six months ended June 30, 2021
In thousands, except share amounts)
(Unaudited)

	Redeemable Preferred Units Mezzanine		Redeemable Common Units Mezzanine		Common Units Members’		Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Total Non- Controlling Interests	Total Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2021	7,143	$6,515	—	$—	—	$—	32,295,329	323	60,226,153	602	253,838	17,226	$21,696	$300,200
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	1,452	—	—	1,452
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Contribution from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(4,309)	(4,309)
Net income	—	188	—	—	—	—	—	—	—	—	—	28,385	3,486	32,059
Balance at June 30, 2021	7,143	$6,703	—	—	—	—	32,295,329	$323	60,226,153	$602	$255,290	$45,611	$20,874	$329,403

	Redeemable Preferred Units/Stock Mezzanine		Redeemable Common Units Mezzanine		Common Units Members’		Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Total Non- Controlling Interests	Total Equity
	Units/Shares	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	48,543	$55,638	7,010	$20,593	76,655	$103,853	—	$—	—	$—	$—	$—	$31,939	$212,023
Unit compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion units	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions	—	(3,617)	—	(1,275)	—	(18,384)	—	—	—	—	—	—	(3,476)	(26,753)
Net income (loss)	—	(157)	—	(91)	—	(996)	—	—	—	—	—	—	210	(1,034)
Balance at January 20, 2021 - prior to reorganization transactions and IPO	48,543	$51,864	7,010	$19,227	76,655	$84,473	—	$—	—	$—	$—	$—	$28,673	$184,237
Reorganization transaction	(15,400)	(19,958)	(7,010)	(19,227)	(76,655)	(84,473)	21,255,329	213	60,226,153	602	122,843	—	—	—
Issuance of common stock in IPO, net	—	—	—	—	—	—	11,040,000	110	—	—	129,887	—	—	129,997
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	2,560	—	—	2,560
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of units	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	(26,000)	(25,531)	—	—	—	—	—	—	—	—	—	—	—	(25,531)
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(12,550)	(12,550)
Net income	—	328	—	—	—	—	—	—	—	—	—	45,611	4,751	50,689
Balance at June 30, 2021	7,143	$6,703	—	—	—	—	32,295,329	$323	60,226,153	$602	$255,290	$45,611	$20,874	$329,403
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$112,705	$49,655
Adjustments to Reconcile Net Income to Net cash used in operating activities
Depreciation and amortization	4,230	1,927
(Gain) loss on sale of property and equipment	(16)	17
Amortization of debt issuance costs	1,860	1,429
Extinguishment of unamortized debt issuance costs	282	—
Amortization of right-of-use operating lease	2,489	1,695
Stock compensation expense	3,244	2,560
Deferred tax expense	16,633	9,295
Income from equity method investments, net of distributions received	1,372	(2,857)
Remeasurement of contingent consideration	9,234	5,160
Changes in Operating Assets and Liabilities
Accounts receivable	3,203	1,762
Inventories	(289,355)	(117,315)
Lot deposits	(47,021)	(41,001)
Other assets	(32,058)	(6,915)
Accounts payable and accrued expenses	(20,161)	(26,176)
Customer deposits	13,260	28,942
Operating lease ROU assets	(8,238)	(264)
Operating lease liabilities	5,799	(1,346)
Net cash used in operating activities	(222,538)	(93,432)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,923)	(1,278)
Proceeds from disposal of property and equipment	42	460
Investments in equity method investments	—	(600)
Returns of investment from equity method investments	407	549
Business combinations, net of cash acquired	—	(22,616)
Net cash used in investing activities	(1,474)	(23,485)

Cash Flows from Financing Activities
Proceeds from construction lines of credit	230,000	1,001,317
Principal payments on construction lines of credit	(115,000)	(926,703)
Proceeds from notes payable	578	2,420
Principal payments on notes payable	(2,301)	(24,378)
Payment of debt issuance costs	(5,069)	(3,884)
Payment of equity issuance costs	—	(12,572)
Payments on financing leases	—	(77)
Payments on contingent consideration	(17,735)	(1,207)
Distributions to non-controlling interests	(18,390)	(16,026)
Proceeds from stock issuance	—	142,569
Distributions	—	(23,276)
Redemptions	—	(25,531)
Contribution from conversion of converted LLC units	—	123,658
Conversion of LLC units	—	(123,658)
Net cash provided by financing activities	72,083	112,652

Net increase (decrease) in cash, cash equivalents and restricted cash	(151,929)	(4,265)
Cash, cash equivalents and restricted cash at beginning of period	281,322	85,211
Cash, cash equivalents and restricted cash at end of period	$129,393	$80,946

Non-cash Financing Activities
Financed land payments to seller	$—	$8,916
Leased assets obtained in exchange for new operating lease liabilities	8,239	—
Equity issuance costs incurred	—	906
Accrued distributions	—	—
Non-cash Investing Activities
Investment capital reallocation	—	(3,469)
Total non-cash financing and investing activities	$8,239	$6,353

Reconciliation of Cash, cash equivalents and Restricted cash
Cash and cash equivalents	$84,097	$34,009
Restricted cash	45,296	46,937
Total Cash, cash equivalents and Restricted cash shown on the Consolidated Statements of Cash Flows	$129,393	$80,946
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
The Company successfully completed its IPO of 11,040,000 shares of Class A common stock (which included full exercise of the over-allotment option) at an IPO price of $13.00 per share. Shares of the Company’s Class A common stock began trading on the NASDAQ Global Select Market under the ticker symbol “DFH” on January 21, 2021, and the IPO closed on January 25, 2021. On January 27, 2021, the Company redeemed all of the outstanding Series C Preferred Units for $26.0 million, including accrued unpaid preferred distributions.
Basis of Presentation and Consolidation
The accompanying unaudited, condensed consolidated financial statements include the accounts of DFH, Inc., its wholly-owned subsidiaries and its investments that qualify for consolidation treatment (see Note 7). The accompanying statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for a complete set of financial statements. As such, the accompanying statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The accompanying statements include all adjustments that are of a normal recurring nature and necessary for the fair presentation of our results for the interim periods presented, which are not necessarily indicative of results to be expected for the full year. All intercompany accounts and transactions have been eliminated in consolidation. There are no other components of comprehensive income not already reflected in net and comprehensive income on our Condensed Consolidated Statements of Comprehensive Income.
As a result of the Corporate Reorganization, for accounting purposes, our historical results included herein present the combined assets, liabilities and results of operations of DFH, Inc. and DFH LLC and its direct and indirect subsidiaries for the period January 1 to January 21, 2021.
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
As of June 30, 2022, and December 31, 2021, the Company remeasured contingent consideration related to the acquisition of Village Park Homes, LLC and adjusted the liability to $3.4 million and $7.6 million, respectively. The Company recorded contingent consideration adjustments resulting in $2.4 million and $0.1 million of expense for the three months ended June 30, 2022 and 2021, and $2.8 million and $0.5 million of expense for the six months ended June 30, 2022, and 2021, respectively.
As of June 30, 2022, and December 31, 2021, the Company remeasured contingent consideration related to the acquisition of H&H Constructors of Fayetteville, LLC (“H&H”) and adjusted the liability to $17.8 million and $19.8 million, respectively. The Company recorded contingent consideration adjustments resulting in $0.7 million and $3.9 million of expense for the three months ended June 30, 2022 and 2021, and $2.5 million and $4.7 million of expense for the six months ended June 30, 2022, and 2021, respectively.
The Company measured contingent consideration related to the acquisition of MHI on October 1, 2021 (see Note 2), and recorded a liability in the opening balance sheet of $94.6 million. As of June 30, 2022 and December 31, 2021, the Company remeasured contingent consideration related to the MHI acquisition and adjusted the liability to $94.4 million and $96.7 million, respectively. The Company recorded contingent consideration adjustments resulting in $1.9 million and $3.9 million of expense for the three and six months ended June 30, 2022, respectively.
The contingent consideration re-measurement adjustments are included in contingent consideration revaluation on the Condensed Consolidated Statements of Comprehensive Income. The payment of the H&H and MHI earn-outs are also subject to certain minimum earnings thresholds, which must be met by H&H and MHI, respectively, before an earn-out payment occurs.
During the three months ended June 30, 2022 and 2021, the Company made total contingent consideration payments of $17.7 million and $1.2 million, respectively. See Note 10, Fair Value Disclosures, for additional discussion on fair value measurement inputs related to contingent consideration.
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
The impact of the retrospective presentation change on the Condensed Consolidated Statement of Cash Flows for the six month period ended June 30, 2021, is shown below (in thousands):

	As previously reported	As adjusted	Effect of change
Net cash used in operating activities	$(121,287)	$(93,432)	$27,855

Reclassifications
Certain other reclassifications have been made in the 2021 condensed consolidated financial statements to conform to the classifications used in 2022.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides practical expedients and exceptions for applying GAAP when modifying contracts and hedging relationships that use LIBOR as a reference rate. In addition, these amendments are not applicable to contract modifications made, and hedging relationships entered into or evaluated after December 31, 2022. We do not anticipate a material increase in interest rates from our creditors as a result of the shift away from LIBOR as a reference rate. In June 2022, we amended and restated our revolving credit facility, with no material impact as a result of the shift away from LIBOR (see Note 3). We will continue to evaluate the impact of the shift and relevant guidance on our financial statements and disclosures, as applicable.
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
MHI
On October 1, 2021, we completed the acquisition of certain assets, rights and properties, and assumed certain liabilities of privately held Texas homebuilder McGuyer Homebuilders, Inc. and related affiliates (“MHI”), including: (i) single-family residential homebuilding; (ii) owning model homes; (iii) acquisition, ownership and licensing of intellectual property (including architectural plans); (iv) purchasing and reselling homebuilding supplies; (v) development, construction and sale of condominium units in Austin, Texas; (vi) mortgage origination through a mortgage company; and (vii) title insurance, escrow and closing services through a title company. The acquisition allows the Company to expand its existing footprint in the Texas market.
Total cash paid at closing of approximately $471.0 million included $463.0 million in purchase price based on the preliminary value of purchased net assets and a 10.0% deposit on a separate land bank facility. On December 3, 2021, the Company paid an additional $25.2 million in cash for customary post-closing adjustments based on the final value of the net assets acquired as of September 30, 2021. Additionally, the Company agreed to the future payment of additional consideration of up to 25.0% of pre-tax net income for up to five periods, the last of which ends 48 months after the closing, subject to certain minimum pre-tax income thresholds and certain overhead expenses, estimated at approximately $94.6 million as of the acquisition date.

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
The acquisition was accounted for as a business combination under Topic 805. We recorded an allocation of the purchase price to MHI tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of October 1, 2021. The amounts for intangible assets were based on third-party valuations performed. Goodwill was recorded as the residual amount by which the purchase price exceeded the provisional fair value of the net assets acquired and is expected to be fully deductible for tax purposes. Goodwill consists primarily of expected synergies of combining operations, the acquired workforce, and growth opportunities, none of which qualify as separately identifiable intangible assets. As of June 30, 2022, the Company has substantially completed its purchase price allocation. The principal open items relate to the valuation of certain contingencies as management is awaiting additional information to complete its assessment. Estimates have been recorded as of the acquisition date and updates to these estimates may increase or decrease goodwill.
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
The purchase price allocation as of June 30, 2022, was as follows (in thousands):

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
3.    Construction Lines of Credit
On January 25, 2021, the Company entered into a $450.0 million syndicated senior credit facility with Bank of America, N.A. (the “Credit Agreement”), and subsequently repaid $340.0 million in outstanding debt and terminated all then-existing construction lines of credit. Through subsequent amendments in September 2021 (“the Amendments”), additional lenders were added as well as provisions for any existing lender, at the Company’s request, to increase its revolving commitment under the Credit Agreement, add new revolving loan tranches under the Credit Agreement or add new term loan tranches under the Credit Agreement, not to exceed an aggregate of $1.1 billion, which would include the exercise of the accordion feature (collectively, the "Existing Credit Agreement").

On June 2, 2022, the Company entered into an Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement") to amend and restate its Existing Credit Agreement. The Amended and Restated Credit Agreement is substantially similar to the Existing Credit Agreement except that the Amended and Restated Credit Agreement, among other things, (i) provides for an increase in the aggregate commitments under the facility from $817.5 million to $1.1 billion; (ii) allows the facility to expand to a borrowing base of up to $1.6 billion through its accordion feature; (iii) extends the maturity date from January 25, 2024 to June 2, 2025; and (iv) transitions the applicable interest rate from a Eurodollar based rate to a Secured Overnight Financing Rate (“SOFR”) based rate, as described below.

Under the Amended and Restated Credit Agreement, loans bear interest at the Company’s option of (1) a “Base Rate”, which means, for any day, a fluctuating rate per annum equal to credit spreads of 1.5% to 2.6%, which are determined based on the Company’s debt to capitalization ratio, plus the highest of (a) the Federal Funds Rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” (c) Term SOFR plus 1.0% and (d) 1.0%, or (2) a “Term SOFR/Letter of Credit Rate”, which means for any day a fluctuating rate per annum equal to credit spreads of 2.5% to 3.6%, which are determined based on the Company’s debt to capitalization ratio, plus the adjusted term SOFR rate (based on one, three or six-month interest periods).

On June 30, 2022, the Company received an additional commitment of $50.0 million under the terms of the accordion feature.

As of June 30, 2022 and December 31, 2021, the outstanding balance under the Amended and Restated Credit Agreement was $875.0 million and $760.0 million, respectively, and the effective interest rate was 4.1% and 3.8%, respectively. Under the Amended and Restated Credit Agreement, the funds available are unsecured and availability under the borrowing base is calculated based on finished lots, construction in process, and finished homes inventory on the Condensed Consolidated Balance Sheets.

The Company had capitalized debt issuance costs related to the line of credit and notes payable, net of amortization, of $9.0 million and $5.5 million as of June 30, 2022 and December 31, 2021, respectively, which were included in other assets on the Condensed Consolidated Balance Sheets. The Company amortized $1.1 million and $0.6 million of debt issuance costs for the three months ended June 30, 2022 and 2021, and $1.9 million and $1.4 million of debt issuance costs for the six months ended June 30, 2022 and 2021, respectively.

The Credit Agreement contains restrictive covenants and financial covenants. The Company was in compliance with all debt covenants as of June 30, 2022 and December 31, 2021. The Company expects to remain in compliance with all debt covenants over the next twelve months.

4.    Inventories
Inventories consist of finished lots, construction in process (“CIP”) and finished homes, including capitalized interest. In addition, lot option fees related to off-balance sheet arrangements and due diligence costs related to land development are also capitalized into inventories – finished lots and land. Finished lots are purchased with the intent of building and selling a home, and are generally purchased just-in-time for construction. CIP represents the homebuilding activity associated with homes to be sold and speculative homes. CIP includes the cost of the finished lot and all of the direct costs incurred to build the home. The cost of the home is expensed on a specific identification basis.
Interest is capitalized and included within each inventory category above. Capitalized interest activity is summarized in the table below for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Capitalized interest at the beginning of the period	$49,392	$18,842	$33,266	$21,091
Interest incurred	25,447	7,329	50,433	13,997
Interest expensed	(13)	(16)	(26)	(658)
Interest charged to homebuilding cost of sales	(12,790)	(7,365)	(21,637)	(15,640)
Capitalized interest at the end of the period	$62,036	$18,791	$62,036	$18,791
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
On October 9, 2019, Silver Meadows Townhome Owners Association, Inc. filed a lawsuit in Boulder County Colorado District Court against DFH Mandarin, LLC (“Mandarin”) and Dream Finders Homes, LLC (collectively with Mandarin, “DFH”), both wholly-owned subsidiaries of the Company, as well as other named defendants. The lawsuit alleges certain construction and development defects. Mandarin successfully compelled arbitration. On March 2, 2022 during arbitration proceedings, the parties settled the matter for $12.0 million subject to the execution of a mutually acceptable settlement agreement, including a denial of any admission of liability on behalf of DFH. DFH’s insurance carrier agreed to pay the policy limit of $4.0 million toward the settlement. In April 2022, the parties executed a mutually acceptable settlement agreement and DFH paid the settlement amount, net of the insurance proceeds received. In April 2022, DFH also commenced the formal legal process to seek contribution toward DFH’s portion of the settlement amount from responsible subcontractors and vendors who performed work on the project. As of June 30, 2022, DFH has settled with one subcontractor for contribution toward DFH's reimbursement of amounts paid toward the settlement and continues its proceedings to collect additional contributions from responsible subcontractors and vendors.
6.    Equity
Pursuant to the Corporate Reorganization effective January 25, 2021, the Company is authorized to issue 350,000,000 shares of common stock, par value of $0.01 per share, consisting of 289,000,000 shares of Class A common stock and 61,000,000 shares of Class B common stock. In addition, the Board of Directors of the Company (the “Board of Directors”) has the authority to issue one or more series of preferred stock, par value $0.01 per share, without stockholder approval. As a result of the Corporate Reorganization, all of the outstanding non-voting common units and Series A Preferred Units of DFH LLC converted into 21,255,329 shares of the Company’s Class A common stock and all of the outstanding common units of DFH LLC converted into 60,226,153 shares of the Company’s Class B common stock.
On September 29, 2021, the Company filed a Certificate of Designations with the State of Delaware establishing 150,000 shares of Series A Convertible Preferred Stock with an initial liquidation preference of $1,000 per share and a par value $0.01 per share (the “Convertible Preferred Stock”) and sold 150,000 shares of the Convertible Preferred Stock for an aggregate purchase price of $150.0 million. The Company used the proceeds from the sale of the Convertible Preferred Stock to fund a portion of the MHI acquisition (see Note 2).
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
Consolidated VIEs
For VIEs that the Company does consolidate, management has the power to direct the activities that most significantly impact the VIE’s economic performance. The Company typically serves as the party with homebuilding expertise in the VIE. The Company does not guarantee the debts of the VIEs, and creditors of the VIEs have no recourse against the Company. There were no new consolidated VIEs during the six months ended June 30, 2022 or 2021.
The table below displays the carrying amounts of the assets and liabilities related to the consolidated VIEs (in thousands):

	As of June 30,	As of December 31,
Consolidated	2022	2021
Assets	$15,796	$30,830
Liabilities	$6,881	$10,203
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
The table below shows the Company’s investment in the unconsolidated VIEs (in thousands):

	As of June 30,	As of December 31,
Unconsolidated	2022	2021
Jet Home Loans	$6,331	$6,133
Other unconsolidated VIEs	7,857	9,834
Total investment in unconsolidated VIEs	$14,188	$15,967
Lot Option Contracts
None of the creditors of any of the land bank entities with which we enter into lot option contracts have recourse to our general credit. We generally do not have any specific performance obligations to purchase a certain number or any of the lots or guarantee any of the land bankers’ financial or other liabilities. We are not involved in the design or creation of the land bank entities from which we purchase lots under lot option contracts. The land bankers’ equity holders have the power to direct 100.0% of the operating activities of the land bank entity. We have no voting rights in any of the land bank entities. The sole purpose of the land bank entity’s activities is to generate positive cash flow returns for such entity’s equity holders. Further, we do not share any of the profit or loss generated by the project’s development. The profits and losses are passed directly to the land bankers’ equity holders.
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
We possess no more than limited protective legal rights through the lot option contracts in the specific finished lots we are purchasing, and we possess no participative rights in the land bank entities. Accordingly, we do not have the power to direct the activities of a land bank entity that most significantly impact its economic performance. For the aforementioned reasons, the Company concluded that it is not the primary beneficiary of the land bank entities with which it enters into lot option contracts, and therefore the Company does not consolidate any of these VIEs. These option contracts generally allow us, at our option, to forfeit our right to purchase the lots for any reason. Our sole legal obligation and economic loss as a result of such forfeitures is limited to the amount of the deposits paid pursuant to such option contracts including accrued interest, any related fees paid to the land bank partner, management of the development to completion and any cost overruns related to the project. The Company’s risk of loss related to finished lot option and land bank option contract deposits and related fees and interest was $355.2 million and $274.9 million as of June 30, 2022 and December 31, 2021, respectively. Any potential cost overruns relative to the project cannot be quantified as the Company has not experienced any significant cost overruns historically.
8.    Income Taxes
The Company’s effective tax rate for the six months ended June 30, 2022 and 2021 was 27.4% and 17.0%, respectively. The effective tax rate increase of 10.4% is due to the exclusion of the Energy-Efficient Home Credit (Section 45L) in the current year, as this tax credit has not yet been extended through December 31, 2022; non-deductible executive compensation, and the Florida corporate tax rate increase from 3.5% in 2021 to 5.5% in 2022. In addition, in the second quarter of 2021, the Company's Paycheck Protection Program loan was forgiven and the related income of $7.2 million was not taxable.
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
The following tables summarize revenues and net and comprehensive income by segment for the three and six months ended June 30, 2022 and 2021 as well as total assets and goodwill by segment as of June 30, 2022 and December 31, 2021 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenues:	2022	2021	2022	2021
Jacksonville	$180,853	$93,937	$315,684	$190,518
Colorado	39,431	24,797	77,584	40,007
Orlando	60,468	60,182	107,311	124,618
DC Metro	12,363	23,898	24,243	37,846
The Carolinas	118,180	94,829	201,763	193,332
Texas	305,068	—	580,492	—
Jet Home Loans	6,695	5,826	13,653	12,845
Other (1)	76,771	67,633	150,123	122,515
Total segment revenues	799,829	371,102	1,470,853	721,681

Reconciling items from equity method investments	(6,695)	(5,826)	(13,653)	(12,845)

Consolidated revenues	$793,134	$365,276	$1,457,200	$708,836

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Net and comprehensive income:	2022	2021	2022	2021
Jacksonville	$27,548	$11,277	$45,007	$19,486
Colorado	4,638	2,385	9,159	2,840
Orlando	3,972	5,111	6,886	10,439
DC Metro	383	1,609	1,055	1,999
The Carolinas	6,871	1,074	9,051	5,224
Texas	23,183	—	40,607	—
Jet Home Loans	2,037	2,216	4,326	5,048
Other (1)	(804)	9,558	(300)	7,593
Total segment net and comprehensive income	67,828	33,230	115,791	52,629

Reconciling items from equity method investments	(1,457)	(1,171)	(3,086)	(2,974)

Consolidated net and comprehensive income	$66,371	$32,059	$112,705	$49,655

	Assets:		Goodwill:
	As of June 30,	As of December 31,	As of June 30,	As of December 31,
	2022	2021	2022	2021
Jacksonville	$283,657	$207,502	$—	$—
Colorado	152,101	116,121	—	—
Orlando	206,892	131,882	1,795	1,795
DC Metro	89,611	62,051	—	—
The Carolinas	284,166	247,250	16,853	16,853
Texas	770,383	743,306	141,071	141,071
Jet Home Loans	68,966	77,074	—	—
Other (1)	319,465	379,859	12,208	12,208
Total segments	2,175,241	1,965,045	171,927	171,927

Reconciling items from equity method investments	(62,455)	(70,798)	—	—

Consolidated	$2,112,786	$1,894,248	$171,927	$171,927
(1)Other includes the Company’s title operations, homebuilding operations in non-reportable segments, operations of the corporate component, and corporate assets such as cash and cash equivalents, cash held in trust, prepaid insurance, operating and financing leases, as well as property and equipment.
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

The following table presents a summary of the change in fair value measurement of contingent consideration, which is based on Level 3 inputs and is the only asset or liability measured at fair value on a recurring basis (in thousands):

Beginning balance, December 31, 2021	$124,056
Fair value adjustments related to prior year acquisitions	9,234
Contingent consideration payments	(17,735)
Ending balance, June 30, 2022	$115,555
Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets and inventory. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, notes payable and customer deposits, approximate their carrying amounts due to the short-term nature of these instruments. The fair value of the construction lines of credit approximate their carrying amounts since they are subject to short-term fixed interest rates that reflect current market rates.
11.    Related Party Transactions
The Company enters into or participates in related party transactions and the majority of these transactions are entered into to secure finished lots for the construction of new homes.
Consolidated Joint Ventures
The Company has joint venture arrangements to acquire land, develop finished lots and build homes. Certain stockholders, directors and members of management of the Company, have invested in these joint ventures and some are limited partners in these joint ventures. DFH Investors LLC (which owned 15,400 Series A Preferred Units, representing 11.7% of the membership interest in DFH LLC, prior to the Corporate Reorganization) is the managing member of certain of these joint ventures. The joint ventures are consolidated for accounting purposes (see Note 7).
DF Residential I, LP
DF Residential I, LP (“Fund I”) is a real estate investment vehicle, organized to acquire and develop finished lots. Dream Finders Homes LLC has entered into six joint ventures and ten land bank projects with Fund I since its formation in January 2017. DF Capital Management, LLC (“DF Capital”) is the investment manager in Fund I. The Company owns a 49.0% membership interest in DF Capital. DF Capital is controlled by unaffiliated parties. Certain directors and executive officers have made investments in Fund I as limited partners. In addition, certain members of management have made investments in Fund I. The general partner of Fund I is DF Management GP, LLC (“DF Management”). Dream Finders Homes LLC is one of four members of DF Management with a 25.8% membership interest. Certain members of DFH Investors LLC, including one of the Company’s directors, have a 65.3% membership interest.
The total committed capital in Fund I, which was fully committed in 2019, is $36.7 million. Collectively, the Company’s directors, executive officers and members of management invested $8.7 million or 23.8% of the total committed capital in Fund I. Additionally, Dream Finders Homes LLC and DFH Investors LLC, collectively invested $1.4 million or 3.8% of the total committed capital of Fund I.
DF Residential II, LP
DF Residential II, LP (“Fund II”) initiated its first close on March 11, 2021. DF Management GP II, LLC, a Florida limited liability company, serves as the general partner of Fund II (the “General Partner”). Fund II raised total capital commitments of $322.1 million and was fully committed as of January 2022. DF Capital is the investment manager of Fund II.
The Company indirectly owns 72.0% of the membership interests in the General Partner and receives 72.0% of the economic interests. The General Partner is controlled by unaffiliated parties. The Company’s investment commitment in Fund II is $3.0 million or 0.9% of the total committed capital of Fund II.
On March 11, 2021, the Company entered into land bank financing arrangements and a Memorandum of Right of First Offer with Fund II, under which Fund II has an exclusive right of first offer on any land bank financing projects up to $20.0 million that meet its investment criteria and are undertaken by the Company during Fund II’s investment period.

Certain directors, executive officers and members of management have made investment commitments as limited partners in Fund II in an aggregate amount of $133.9 million or 41.6% of the total committed capital of Fund II as of June 30, 2022, inclusive of a $100.0 million commitment from Rockpoint Group, LLC discussed below. As of December 31, 2021, these investment commitments were $33.9 million or 10.5% of the total committed capital of Fund II.
Land Bank Transactions with DF Capital
DF Capital subsequently raised additional commitments from limited partners through funds other than Fund I and Fund II, which provided land bank financing for specific projects. One of the Company’s officers, invested $0.2 million in one of these funds managed by DF Capital as a limited partner in 2019. The Company continues to purchase lots controlled by these funds.
As of June 30, 2022, the Company had $68.1 million in outstanding lot deposits in relation to DF Capital projects.
Land Bank Transactions with LB Parker Owners, LLC
On August 10, 2021, the Company entered into a land banking transaction with LB Parker Owners, LLC, a Delaware limited liability company, which is beneficially owned by Rockpoint Group, LLC (“Rockpoint”) in connection with the Company’s acquisition and development of certain residential real property located in Parker, Colorado known as “Looking Glass” pursuant to which LB Parker Owners, LLC provided $3.3 million for the acquisition of the real property. William H. Walton III is the founding principal of Rockpoint and also a member of the Company’s Board of Directors, its Audit Committee, and its Compensation Committee.

On July 29, 2022, the Company exercised its option with LB Parker Owners, LLC as it pertains to the Looking Glass real property through assignment to a third party land bank. As of that date, LB Parker Owners, LLC has no further interest in the property. DFH retains interest through an option with the new, unrelated third party land bank.
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

12.    Earnings per Share
The following weighted-average shares and share equivalents were used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$62,624	$28,573	$106,340	$44,694
Less: Preferred dividends (1)	3,616	188	7,195	1,003
Add: Loss prior to reorganization attributable to DFH LLC members(2)	—	—	—	(1,244)
Net and comprehensive income attributable to common stockholders	$59,008	$28,385	$99,145	$44,935
Denominator
Weighted-average number of common shares outstanding - basic	92,758,939	92,521,482	92,758,939	92,521,482
Add: Common stock equivalent shares	11,807,304	149,245	10,772,621	119,740
Weighted-average number of shares outstanding - diluted	104,566,243	92,670,727	103,531,560	92,641,222
(1)For the diluted earnings per share calculation, $3.4 million and $6.8 million in preferred dividends associated with convertible preferred stock that are assumed to be converted have been added back to the numerator, for the three and six months ended June 30, 2022, respectively.
(2)The Corporate Reorganization created the current capital structure of DFH, Inc. Therefore, the basic and diluted earnings per share for the six months ended June 30, 2021 only include earnings subsequent to January 21, 2021, the date of the Corporate Reorganization.
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
13.    Subsequent Events
The Company has evaluated subsequent events through the date the financial statements were issued and no additional matters were identified requiring recognition or disclosure in the financial statements except for events described in Note 11.

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
We are currently engaged in the design, construction and sale of new homes in the following markets:
•Jacksonville, FL
•Denver, CO
•Orlando, FL
•Washington D.C. metropolitan area (“DC Metro”)
•Charlotte, NC, Fayetteville, NC, Raleigh, NC, Greensboro, NC, High Point, NC and Winston-Salem, NC (“The Carolinas”)
•Texas
•Austin, TX (legacy operations excluding MHI operations comprising Texas above), Savannah, GA and Bluffton and Hilton Head, SC, and Active Adult and Custom Homes in Jacksonville, FL (“Other”)
Since breaking ground on our first home on January 1, 2009 we have closed over 18,700 home sales through June 30, 2022 and have been profitable every year since inception. During the three months ended June 30, 2022, we received 1,426 net new orders, a decrease of 95, or 6%, as compared to the 1,521 net new orders received for the three months ended June 30, 2021. For the three months ended June 30, 2022, we closed 1,649 homes, an increase of 653, or 66%, as compared to the 996 homes closed for the three months ended June 30, 2021. During the six months ended June 30, 2022, we received 3,828 net new orders, an increase of 297, or 8%, as compared to the 3,531 net new orders received for the six months ended June 30, 2021. For the six months ended June 30, 2022, we closed 3,020 homes, an increase of 1,022, or 51%, as compared to the 1,998 homes closed for the six months ended June 30, 2021. As of June 30, 2022, our backlog of sold homes was 7,190 valued at $3.3 billion. In addition, as of June 30, 2022, we owned and controlled 39,400 lots. Our owned and controlled lot supply is a critical input to the future revenue of our business. We sell homes under the Dream Finders Homes, DF Luxury, H&H Homes, Village Park Homes, Century Homes and Coventry Homes brands.
Recent Developments

On June 2, 2022, the Company entered into an Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement") to amend and restate its existing credit agreement. The Amended and Restated Credit Agreement is substantially similar to the existing credit agreement except that the Amended and Restated Credit Agreement, among other things, (i) provides for an increase in the aggregate commitments under the facility from $818 million to $1.1 billion; (ii) allows the facility to expand to a borrowing base of up to $1.6 billion through its accordion feature; (iii) extends the maturity date from January 25, 2024 to June 2, 2025; and (iv) transitions the applicable interest rate from a Eurodollar based rate to a Secured Overnight Financing Rate (“SOFR”) based rate. See Note 3 to our condensed consolidated financial statements for information on the changes to this revolving credit facility.

Key Results
Key financial results as of and for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, were as follows:
•Revenues increased 117% to $793 million from $365 million.
•Net new orders decreased 6% to 1,426 from 1,521.
•Homes closed increased 66% to 1,649 from 996.
•Backlog of sold homes increased 74% to 7,190 from 4,137.
•Average sales price of homes closed increased 29% to $463,447 from $358,604.
•Gross margin as a percentage of homebuilding revenues increased to 19.7% from 16.5%.
•Adjusted gross margin (non-GAAP) as a percentage of homebuilding revenues increased to 25.7% from 23.5%.
•Net and comprehensive income increased 107% to $66 million from $32 million.
•Net and comprehensive income attributable to Dream Finders Homes, Inc. increased 119% to $63 million from $29 million.
•EBITDA (non-GAAP) as a percentage of total revenues increased to 13.2% from 11.6%.
•Active communities at June 30, 2022 increased to 203 from 117 at June 30, 2021.
•Return on participating equity was 44.0% for the trailing twelve months ended June 30, 2022, compared 44.3%.
•Basic earnings per share was $0.64 and diluted earnings per share was $0.60, compared to $0.31 and $0.31, respectively.

Key financial results as of and for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, were as follows:
•Revenues increased 106% to $1,457 million from $709 million.
•Net new orders increased 8% to 3,828 from 3,531.
•Homes closed increased 51% to 3,020 from 1,998.
•Backlog of sold homes increased 74% to 7,190 from 4,137.
•Average sales price of homes closed increased 33% to $463,318 from $347,261.
•Gross margin as a percentage of homebuilding revenues increased to 19.2% from 15.8%.
•Adjusted gross margin (non-GAAP) as a percentage of homebuilding revenues increased to 25.1% from 22.6%.
•Net and comprehensive income increased 127% to $113 million from $50 million.
•Net and comprehensive income attributable to Dream Finders Homes, Inc. increased 138% to $106 million from $45 million.
•EBITDA (non-GAAP) as a percentage of total revenues increased to 12.3% from 10.5%.
•Active communities at June 30, 2022 increased to 203 from 117 at June 30, 2021.
•Return on participating equity was 44.0% for the trailing twelve months ended June 30, 2022, compared to 44.3%.
•Basic earnings per share was $1.07 and diluted earnings per share was $1.02 compared to $0.31 and $0.49, respectively.
For reconciliations of the non-GAAP financial measures, including adjusted gross margin, EBITDA and adjusted EBITDA, to the most directly comparable GAAP financial measures, see “—Non-GAAP Financial Measures.”

Results of Operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The following table sets forth our results of operations for the periods indicated:

	For the Three Months Ended June 30, (unaudited)
	2022	2021	Amount Change	% Change
Revenues:
Homebuilding	$791,230	$363,743	$427,487	118%
Other	1,904	1,533	371	24%
Total revenues	793,134	365,276	427,858	117%
Homebuilding cost of sales	635,422	303,589	331,833	109%
Selling, general and administrative expense	66,015	30,137	35,878	119%
Income from equity in earnings of unconsolidated entities	(3,334)	(1,125)	(2,209)	196%
Contingent consideration revaluation	5,042	3,977	1,065	27%
Other (income) expense, net	278	(7,856)	8,134	-104%
Interest expense	13	16	(3)	-19%
Income before taxes	89,698	36,538	53,160	145%
Income tax expense	(23,327)	(4,479)	(18,848)	421%
Net and comprehensive income	66,371	32,059	34,312	107%
Net and comprehensive income attributable to non-controlling interests	(3,747)	(3,486)	(261)	7%
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$62,624	$28,573	$34,051	119%

Earnings per share(1)
Basic	$0.64	$0.31	$0.33	106%
Diluted	$0.60	$0.31	$0.29	94%
Weighted-average number of shares
Basic	92,758,939	92,521,482	237,457	0%
Diluted	104,566,243	92,670,727	11,895,516	13%
Consolidated Balance Sheets Data (at period end):
Cash and cash equivalents	84,097	6,154	77,943	1267%
Total assets	2,112,786	932,282	1,180,504	127%
Long-term debt	876,568	369,049	507,519	138%
Preferred mezzanine equity	155,621	6,703	148,918	2222%
Common stock - Class A	323	323	—	100%
Common stock - Class B	602	602	—	100%
Additional paid-in capital	261,207	255,290	5,917	100%
Retained earnings	217,346	45,611	171,735	100%
Non-controlling interests	12,056	20,874	(8,818)	-42%

Other Financial and Operating Data
Active communities at end of period(2)	203	117	86	74%
Home closings	1,649	996	653	66%
Average sales price of homes closed(3)	$463,447	$358,604	$105	29%
Net new orders	1,426	1,521	(95)	-6%
Cancellation rate	21.0%	14.4%	6.6%	46%
Backlog (at period end) - homes	7,190	4,137	3,053	74%
Backlog (at period end, in thousands) - value	$3,334,945	$1,646,725	$1,688,220	103%
Gross margin (in thousands)(4)	$155,808	$60,154	$95,654	159%
Gross margin %(5)	19.7%	16.5%	3.2%	19%
Net profit margin %	7.9%	7.8%	0.1%	1%
Adjusted gross margin (in thousands)(6)	$203,731	$85,452	$118,279	138%
Adjusted gross margin %(5)	25.7%	23.5%	2.2%	9%
EBITDA (in thousands)(6)	$104,974	$42,421	$62,553	147%
EBITDA margin %(7)	13.2%	11.6%	1.6%	14%
Adjusted EBITDA (in thousands)(6)	$106,766	$43,873	$62,893	143%
Adjusted EBITDA margin %(7)	13.5%	12.0%	1.5%	12%

(1)The Company calculated earnings per share (“EPS”) based on net income attributable to common stockholders for the period January 21, 2021 through June 30, 2021 over the weighted average diluted shares outstanding for the same period. EPS was calculated prospectively for the period subsequent to the Company’s initial public offering and corporate reorganization as described in Note 1 to our condensed consolidated financial statements, Nature of Business and Significant Accounting Policies, resulting in 92,521,482 shares of common stock outstanding as of the closing of the initial public offering. The total outstanding shares of common stock are made up of Class A common stock and Class B common stock, which participate equally in their ratable ownership share of the Company. Diluted shares were calculated by using the treasury stock method for stock grants and the if-converted method for the convertible preferred stock and the associated preferred dividends.
(2)A community becomes active once the model is completed or the community has its fifth sale. A community becomes inactive when it has fewer than five units remaining to sell.
(3)Average sales price of homes closed is calculated based on homebuilding revenues, excluding the impact of deposit forfeitures, percentage of completion revenues and land sales, over homes closed.
(4)Gross margin is homebuilding revenues less homebuilding cost of sales.
(5)Calculated as a percentage of homebuilding revenues.
(6)Adjusted gross margin, EBITDA and adjusted EBITDA are non-GAAP financial measures. For definitions of these non-GAAP financial measures and a reconciliation to our most directly comparable financial measures calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”
(7)Calculated as a percentage of total revenues.
Revenues. Revenues for the three months ended June 30, 2022 were $793 million, an increase of $428 million, or 117%, from $365 million for the three months ended June 30, 2021. The increase in revenues was primarily attributable to an increase in home closings of 653 homes, or 66%, during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Our October 2021 acquisition of the homebuilding business of McGuyer Homebuilders, Inc. (“MHI”), a Texas company, contributed 527 home closings and $305 million in homebuilding revenues for the three months ended June 30, 2022. The average sales price of homes closed for the three months ended June 30, 2022 was $463,447, an increase of $104,843 or 29%, over an average sales price of homes closed of $358,604 for the three months ended June 30, 2021. The increase was due to a higher average sales price of homes closed within the MHI segment, as well as overall price appreciation ahead of cost inflation.
Homebuilding Cost of Sales and Gross Margin. Homebuilding cost of sales for the three months ended June 30, 2022 was $635 million, an increase of $332 million, or 109%, from $304 million for the three months ended June 30, 2021. The increase in homebuilding cost of sales was primarily due to the increase in home closings for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Homebuilding gross margin for the three months ended June 30, 2022 was $156 million, an increase of $96 million, or 159%, from $60 million for the three months ended June 30, 2021. Homebuilding gross margin as a percentage of homebuilding revenues was 19.7% for the three months ended June 30, 2022, an increase of 320 basis points, or 19%, from 16.5% for the three months ended June 30, 2021. The increase in gross margin was due to price appreciation ahead of cost inflation.
Adjusted Gross Margin. Adjusted gross margin for the three months ended June 30, 2022 was $204 million, an increase of $118 million, or 138%, from $85 million for the three months ended June 30, 2021. Adjusted gross margin as a percentage of homebuilding revenues for the three months ended June 30, 2022 was 25.7%, an increase of 220 basis points, or 9%, as compared to 23.5% for the three months ended June 30, 2021. The increase in adjusted gross margin is attributable to overall price appreciation ahead of cost inflation. Adjusted gross margin is a non-GAAP financial measure. For the definition of adjusted gross margin and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”
Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 2022 was $66 million, an increase of $36 million, or 119%, from $30 million for the three months ended June 30, 2021. The increase in selling, general and administrative expense was primarily due to higher closing volume and the inclusion of $27 million in expenses from MHI for the second quarter of 2022. Selling, general and administrative expenses as a percentage of homebuilding revenues was 8% in the second quarter 2022, remaining consistent when compared to 8% in the year-ago quarter.
Income from Equity in Earnings and Unconsolidated Entities. Income from equity in earnings of unconsolidated entities for the three months ended June 30, 2022 was $3 million, an increase of $2 million, or 196%, as compared to $1 million for the three months ended June 30, 2021. The increase in income from equity in earnings of unconsolidated entities was largely attributable to income from mortgage and title JV's acquired in conjunction with the MHI acquisition for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Contingent Consideration Revaluation. Contingent consideration expense for the three months ended June 30, 2022 was $5 million, an increase of $1 million or 27%, as compared to $4 million for the three months ended June 30, 2021. The increase in contingent consideration expense is primarily due to to fair value adjustments of future expected earn-out payments from the acquisitions of VPH and MHI. The MHI contingent consideration adjustment was not included in the previous period ended June 30, 2021.
Other (Income) Expense, Net. Other expense for the three months ended June 30, 2022 was $0 million, as compared to $8 million in other income, a decrease of $8 million or 104% for the three months ended June 30, 2021. The decrease in other income, net is primarily due to the forgiveness of the Company's Paycheck Protection Program ("PPP") loan included in the previous period ended June 30, 2021.
Net and Comprehensive Income. Net and comprehensive income for the three months ended June 30, 2022 was $66 million, an increase of $34 million, or 107%, from $32 million for the three months ended June 30, 2021. The increase in net and comprehensive income was primarily attributable to an increase in gross margin on homes closed of $96 million, or 159%, during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Net and Comprehensive Income Attributable to Dream Finders Homes, Inc. Net and comprehensive income attributable to Dream Finders for the three months ended June 30, 2022 was $63 million, an increase of $34 million, or 119%, from $29 million for the three months ended June 30, 2021. The increase was primarily attributable to the increase in home closings and gross margin. We closed 1,649 homes for the three months ended June 30, 2022, an increase of 653 units, or 66%, from the 996 homes closed for the three months ended June 30, 2021. Gross margin for the three months ended June 30, 2022 was $156 million, an increase of $96 million, or 159%, from $60 million for the three months ended June 30, 2021.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The following table sets forth our results of operations for the periods indicated:

	For the Six Months Ended June 30, (unaudited)
	2022	2021	Amount Change	% Change
Revenues:
Homebuilding	$1,453,703	$705,910	$747,793	106%
Other	3,497	2,926	571	20%
Total revenues	1,457,200	708,836	748,364	106%
Homebuilding cost of sales	1,174,290	594,626	579,664	97%
Selling, general and administrative expense	127,725	59,452	68,273	115%
Income from equity in earnings of unconsolidated entities	(6,294)	(2,857)	(3,437)	120%
Contingent consideration revaluation	9,234	5,160	4,074	79%
Other (income) expense, net	(691)	(7,153)	6,462	-90%
Interest expense	26	658	(632)	-96%
Income before taxes	152,910	58,950	93,960	159%
Income tax expense	(40,205)	(9,295)	(30,910)	333%
Net and comprehensive income	112,705	49,655	63,050	127%
Net and comprehensive income attributable to non-controlling interests	(6,365)	(4,961)	(1,404)	28%
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$106,340	$44,694	$61,646	138%

Earnings per share(1)
Basic	$1.07	$0.49	$0.58	118%
Diluted	$1.02	$0.49	$0.53	108%
Weighted-average number of shares
Basic	92,758,939	92,521,482	237,457	0%
Diluted	103,531,560	92,641,222	10,890,338	12%
Consolidated Balance Sheets Data (at period end):
Cash and cash equivalents	84,097	6,154	77,943	1267%
Total assets	2,112,786	932,282	1,180,504	127%
Long-term debt	876,568	369,049	507,519	138%
Preferred mezzanine equity	155,621	6,703	148,918	2222%
Common stock - Class A	323	323	—	100%
Common stock - Class B	602	602	—	100%
Additional paid-in capital	261,207	255,290	5,917	100%
Retained earnings	217,346	45,611	171,735	100%
Non-controlling interests	12,056	20,874	(8,818)	-42%

Other Financial and Operating Data
Active communities at end of period(2)	203	117	86	74%
Home closings	3,020	1,998	1,022	51%
Average sales price of homes closed(3)	$463,318	$347,261	$116,057	33%
Net new orders	3,828	3,531	297	8%
Cancellation rate	16.4%	10.9%	5.5%	50%
Backlog (at period end) - homes	7,190	4,137	3,053	74%
Backlog (at period end, in thousands) - value	$3,334,945	$1,646,725	$1,688,220	103%
Gross margin (in thousands)(4)	$279,413	$111,284	$168,129	151%
Gross margin %(5)	19.2%	15.8%	3.4%	22%
Net profit margin %	7.3%	6.3%	1.0%	16%
Adjusted gross margin (in thousands)(6)	$365,287	$159,683	$205,604	129%
Adjusted gross margin %(5)	25.1%	22.6%	2.5%	11%
EBITDA (in thousands)(6)	$179,160	$74,621	$104,539	140%
EBITDA margin %(7)	12.3%	10.5%	1.8%	17%
Adjusted EBITDA (in thousands)(6)	$182,404	$78,421	$103,983	133%
Adjusted EBITDA margin %(7)	12.5%	11.1%	1.4%	13%

(1)The Company calculated earnings per share (“EPS”) based on net income attributable to common stockholders for the period January 21, 2021 through June 30, 2021 over the weighted average diluted shares outstanding for the same period. EPS was calculated prospectively for the period subsequent to the Company’s initial public offering and corporate reorganization as described in Note 1 to our condensed consolidated financial statements, Nature of Business and Significant Accounting Policies, resulting in 92,521,482 shares of common stock outstanding as of the closing of the initial public offering. The total outstanding shares of common stock are made up of Class A common stock and Class B common stock, which participate equally in their ratable ownership share of the Company. Diluted shares were calculated by using the treasury stock method for stock grants and the if-converted method for the convertible preferred stock and the associated preferred dividends.
(2)A community becomes active once the model is completed or the community has its fifth sale. A community becomes inactive when it has fewer than five units remaining to sell.
(3)Average sales price of homes closed is calculated based on homebuilding revenues, excluding the impact of deposit forfeitures, percentage of completion revenues and land sales, over homes closed.
(4)Gross margin is homebuilding revenues less homebuilding cost of sales.
(5)Calculated as a percentage of homebuilding revenues.
(6)Adjusted gross margin, EBITDA and adjusted EBITDA are non-GAAP financial measures. For definitions of these non-GAAP financial measures and a reconciliation to our most directly comparable financial measures calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”
(7)Calculated as a percentage of total revenues.
Revenues. Revenues for the six months ended June 30, 2022 were $1,457 million, an increase of $748 million, or 106%, from $709 million for the six months ended June 30, 2021. The increase in revenues was primarily attributable to an increase in home closings of 1,022 homes, or 51%, during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Our October 2021 acquisition of the homebuilding business of McGuyer Homebuilders, Inc. (“MHI”), a Texas company, contributed 1,010 home closings and $580.5 million in homebuilding revenues for the six months ended June 30, 2022. The average sales price of homes closed for the six months ended June 30, 2022 was $463,318, an increase of $116,057 or 33%, over an average sales price of homes closed of $347,261 for the six months ended June 30, 2021. The increase was due to a higher average sales price of homes closed within the MHI segment, as well as overall price appreciation ahead of cost inflation.
Homebuilding Cost of Sales and Gross Margin. Homebuilding cost of sales for the six months ended June 30, 2022 was $1,174 million, an increase of $580 million, or 97%, from $595 million for the six months ended June 30, 2021. The increase in homebuilding cost of sales was primarily due to the increase in home closings for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Homebuilding gross margin for the six months ended June 30, 2022 was $279 million, an increase of $168 million, or 151%, from $111 million for the six months ended June 30, 2021. Homebuilding gross margin as a percentage of homebuilding revenues was 19.2% for the six months ended June 30, 2022, an increase of 340 basis points, or 22%, from 15.8% for the six months ended June 30, 2021. The increase in gross margin was due to overall price appreciation ahead of cost inflation.
Adjusted Gross Margin. Adjusted gross margin for the six months ended June 30, 2022 was $365 million, an increase of $206 million, or 129%, from $160 million for the six months ended June 30, 2021. Adjusted gross margin as a percentage of homebuilding revenues for the six months ended June 30, 2022 was 25.1%, an increase of 250 basis points, or 11%, as compared to 22.6% for the six months ended June 30, 2021. The increase in adjusted gross margin is attributable to overall price appreciation ahead of cost inflation. Adjusted gross margin is a non-GAAP financial measure. For the definition of adjusted gross margin and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”
Selling, General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 2022 was $128 million, an increase of $68 million, or 115%, from $59 million for the six months ended June 30, 2021. The increase in selling, general and administrative expense was primarily due to higher closing volume and the inclusion of $52 million in expenses from MHI for the first six months of 2022. Selling, general and administrative expenses as a percentage of homebuilding revenues was 9% for the six months ended June 30, 2022, as compared to 8% for the six months ended June 30, 2021.
Income from Equity in Earnings and Unconsolidated Entities. Income from equity in earnings of unconsolidated entities for the six months ended June 30, 2022 was $6 million, an increase of $3 million, or 120%, as compared to $3 million for the six months ended June 30, 2021. The increase in income from equity in earnings of unconsolidated entities was largely attributable to income from mortgage/title JV's acquired in conjunction with the MHI acquisition for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Contingent Consideration Revaluation. Contingent consideration expense for the six months ended June 30, 2022 was $9 million, an increase of $4 million or 79%, as compared to $5 million for the six months ended June 30, 2021. The increase in contingent consideration expense is primarily due to the MHI contingent consideration adjustment, which was not included in the previous period ended June 30, 2021.
Other (Income) Expense, Net. Other income for the six months ended June 30, 2022 was $1 million, as compared to $7 million in other income, a decrease of $6 million or 90% for the six months ended June 30, 2021. The decrease in other income, net is primarily due to the forgiveness of the Company's Paycheck Protection Program ("PPP") loan included in the previous period ended June 30, 2021.
Net and Comprehensive Income. Net and comprehensive income for the six months ended June 30, 2022 was $113 million, an increase of $63 million, or 127%, from $50 million for the six months ended June 30, 2021. The increase in net and comprehensive income was primarily attributable to an increase in gross margin on homes closed of $168 million, or 151%, during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
Net and Comprehensive Income Attributable to Dream Finders Homes, Inc. Net and comprehensive income attributable to Dream Finders for the six months ended June 30, 2022 was $106 million, an increase of $62 million, or 138%, from $45 million for the six months ended June 30, 2021. The increase was primarily attributable to the increase in home closings and gross margin. We closed 3,020 homes for the six months ended June 30, 2022, an increase of 1,022 units, or 51%, from the 1,998 homes closed for the six months ended June 30, 2021. Gross margin for the six months ended June 30, 2022 was $279 million, an increase of $168 million, or 151%, from $111 million for the six months ended June 30, 2021.
Non-GAAP Financial Measures
Adjusted Gross Margin
Adjusted gross margin is a non-GAAP financial measure used by management as a supplemental measure in evaluating operating performance. We define adjusted gross margin as gross margin excluding the effects of capitalized interest, amortization included in homebuilding cost of sales (including adjustments resulting from the application of purchase accounting in connection with acquisitions) and commission expense. Our management believes this information is meaningful because it isolates the impact that capitalized interest, amortization (including purchase accounting adjustments) and commission expense have on gross margin. However, because adjusted gross margin information excludes capitalized interest, amortization (including purchase accounting adjustments) and commission expense, which have real economic effects and could impact our results of operations, the utility of adjusted gross margin information as a measure of our operating performance may be limited. We include commission expense in homebuilding cost of sales, not selling, general and administrative expense, and therefore commission expense is taken into account in gross margin. As a result, in order to provide a meaningful comparison to the public company homebuilders that include commission expense below the gross margin line in selling, general and administrative expense, we have excluded commission expense from adjusted gross margin. In addition, other companies may not calculate adjusted gross margin information in the same manner that we do. Accordingly, adjusted gross margin information should be considered only as a supplement to gross margin information as a measure of our performance.
The following table presents a reconciliation of adjusted gross margin to the GAAP financial measure of gross margin for each of the periods indicated (unaudited and in thousands, except percentages):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Gross margin(1)	$155,808	$60,154	$279,413	$111,284
Interest expense in homebuilding cost of sales	12,790	7,365	21,637	15,640
Amortization in homebuilding cost of sales(3)	1,991	2,072	5,821	1,624
Commission expense	33,142	15,861	58,416	31,135
Adjusted gross margin	$203,731	$85,452	$365,287	$159,683
Gross margin %(2)	19.7%	16.5%	19.2%	15.8%
Adjusted gross margin %(2)	25.7%	23.5%	25.1%	22.6%

(1)Gross margin is homebuilding revenues less homebuilding cost of sales.
(2)Calculated as a percentage of homebuilding revenues.
(3)Includes purchase accounting adjustments, as applicable.
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
Management believes EBITDA and adjusted EBITDA are useful because they allow management to more effectively evaluate our operating performance and compare our results of operations from period to period without regard to our financing methods or capital structure or other items that impact the comparability of financial results from period to period. EBITDA and adjusted EBITDA should not be considered as alternatives to, or more meaningful than, net income or any other measure as determined in accordance with GAAP. Our computations of EBITDA and adjusted EBITDA may not be comparable to EBITDA or adjusted EBITDA of other companies. We present EBITDA and adjusted EBITDA because we believe they provide useful information regarding the factors and trends affecting our business.
The following table presents a reconciliation of EBITDA and adjusted EBITDA to the GAAP financial measure of net income for each of the periods indicated (unaudited and in thousands, except percentages):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$62,624	$28,573	$106,340	$44,694
Interest income	(32)	—	(73)	(4)
Interest expensed in cost of sales	12,790	7,365	21,637	15,640
Interest expense	13	16	26	658
Income tax expense	23,327	4,479	40,205	9,295
Depreciation and amortization	6,251	1,988	11,024	4,337
EBITDA	$104,974	$42,421	$179,160	$74,621
Stock-based compensation expense	1,792	1,452	3,244	3,800
Adjusted EBITDA	$106,766	$43,873	$182,404	$78,421
EBITDA margin %(1)	13.2%	11.6%	12.3%	10.5%
Adjusted EBITDA margin %(1)	13.5%	12.0%	12.5%	11.1%
(1)Calculated as a percentage of total revenues.
Backlog, Sales and Closings
A new order (or new sale) is reported when a customer has received preliminary mortgage approval and the sales contract has been signed by the customer, approved by us and secured by a deposit, approximately 3-6% of the purchase price of the home. These deposits are typically not refundable, but each customer situation is evaluated individually.
Net new orders are new orders or sales (gross) for the purchase of homes during the period, less cancellations of existing purchase contracts during the period. Sales to investors that intend to lease the homes are recognized when the Company has received a non-refundable deposit. Our cancellation rate for a given period is calculated as the total number of new (gross) sales purchase contracts canceled during the period divided by the total number of new (gross) sales contracts entered into during the period. Our cancellation rate for the three months ended June 30, 2022 was 21.0%, an increase of 660 basis points when compared to the 14.4% cancellation rate for the three months ended June 30, 2021. Our cancellation rate for the six months ended June 30, 2022 was 16.4%, an increase of 550 basis points compared to the 10.9% cancellation rate for the six months ended June 30, 2021.

The following tables present information concerning our new home sales (net), starts and closings in each of our markets for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,						Period Over Period Percent Change
	2022			2021
Segment	Sales	Starts	Closings	Sales	Starts	Closings	Sales	Starts	Closings
Jacksonville	285	529	377	307	379	265	-7%	40%	42%
Colorado	55	119	69	27	108	47	104%	10%	47%
Orlando	159	329	100	328	166	147	-52%	98%	-32%
DC Metro	81	71	21	20	49	35	305%	45%	-40%
The Carolinas	329	375	351	499	584	315	-34%	-36%	11%
Texas (1)	318	525	527	—	—	—	—	—	—
Other(2)	199	156	204	340	297	187	-41%	-47%	9%
Grand Total	1,426	2,104	1,649	1,521	1,583	996	-6%	33%	66%

	For the Six Months Ended June 30,						Period Over Period Percent Change
	2022			2021
Segment	Sales	Starts	Closings	Sales	Starts	Closings	Sales	Starts	Closings
Jacksonville	917	976	646	867	783	560	6%	25%	15%
Colorado	141	215	139	166	182	81	-15%	18%	72%
Orlando	288	563	206	609	338	308	-53%	67%	-33%
DC Metro	144	129	36	72	81	59	100%	59%	-39%
The Carolinas	482	663	603	1,146	997	658	-58%	-34%	-8%
Texas (1)	1,135	1,242	1,010	—	—	—	—	—	—
Other(2)	721	335	380	671	586	332	7%	-43%	14%
Grand Total	3,828	4,123	3,020	3,531	2,967	1,998	8%	39%	51%
(1)MHI was acquired on October 1, 2021.
(2)Austin, Savannah, Village Park Homes, Active Adult and Custom Homes. Austin refers to legacy DFH operations exclusive of MHI. See Note 9, Segment Reporting, to our condensed consolidated financial statements for further explanation of our reportable segments.
Our “backlog” consists of homes under a purchase contract that are signed by homebuyers who have met the preliminary criteria to obtain mortgage financing but such home sales to end buyers have not yet closed. Ending backlog represents the number of homes in backlog from the previous period plus the number of net new orders generated during the current period minus the number of homes closed during the current period. Our backlog at any given time will be affected by cancellations and the number of our active communities. Homes in backlog are generally closed within one to six months, although we may experience cancellations of purchase contracts at any time prior to such home closings. Certain sales to investors that intend to lease the homes may be delivered over a longer duration. It is important to note that net new orders, backlog and cancellation metrics are operational, rather than accounting data, and should be used only as a general gauge to evaluate performance. Backlog may be impacted by customer cancellations for various reasons that are beyond our control, and, in light of our minimal required deposit, there is little negative impact to the potential homebuyer from the cancellation of the purchase contract.

The following tables present information concerning our new orders, cancellation rate and ending backlog for the periods and as of dates set forth below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net New Orders	1,426	1,521	3,828	3,531
Cancellation Rate	21.0%	14.4%	16.4%	10.9%

	As of June 30,
	2022	2021
Ending Backlog - Homes	7,190	4,137
Ending Backlog - Value (in thousands)	$3,334,945	$1,646,725
Land Acquisition Strategy and Development Process
We operate an asset-light and capital-efficient lot acquisition strategy and generally seek to avoid engaging in land development, which requires significant capital expenditures and can take several years to realize returns on the investment. Our strategy is intended to avoid the financial commitments and risks associated with direct land ownership and land development by allowing us to control a significant number of lots for a relatively low capital cost. We primarily employ two variations of our asset-light land financing strategy, finished lot option contracts and land bank option contracts, pursuant to which we secure the right to purchase finished lots at market prices by paying deposits based on the aggregate purchase price of the finished lots (typically 10% or less in the case of finished lot option contracts and 15% or less in the case of land bank option contracts) and, in the case of land bank option contracts, any related fees paid to the land bank partner.
As of June 30, 2022, our lot deposits in finished lot option and land bank option contracts were $288 million. As of June 30, 2022, we controlled 37,983 lots under lot option and land bank option contracts.
Owned and Controlled Lots
The following table presents our owned finished lots purchased just in time for production and controlled lots by homebuilding segment as of June 30, 2022 and December 31, 2021:

	As of June 30,			As of December 31,
	2022			2021
Segment	Owned (2)	Controlled	Total	Owned	Controlled	Total	% Change
Jacksonville	1,177	9,613	10,790	774	10,311	11,085	-3%
Colorado	258	5,560	5,818	152	4,883	5,035	16%
Orlando	858	4,908	5,766	537	5,487	6,024	-4%
DC Metro	169	1,775	1,944	97	1,680	1,777	9%
The Carolinas	1,320	5,844	7,164	1,452	5,196	6,648	8%
Texas	1,624	5,701	7,325	1,569	6,304	7,873	-7%
Other(1)	859	4,582	5,441	764	4,634	5,398	1%
Grand Total	6,265	37,983	44,248	5,345	38,495	43,840	1%
(1)Austin, Savannah, Village Park Homes, Active Adult and Custom Homes. Austin refers to legacy DFH operations exclusive of MHI. See Note 9, Segment Reporting, to our condensed consolidated financial statements for further explanation of our reportable segments.
(2)As of June 30, 2022, 5,277 of the 6,265 owned lots were completed or under construction. The remaining lots are ready for construction.

Owned Real Estate Inventory Status
The following table presents our owned real estate inventory status as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022	As of December 31, 2021
	% of Owned Real Estate Inventory	% of Owned Real Estate Inventory
Construction in process and finished homes (1)	93%	92%
Company owned land and lots (2)	7%	8%
Total	100%	100%
(1)Represents our owned homes that are completed or under construction, including sold, spec and model homes.
(2)Represents finished lots purchased just-in-time for production and capitalized costs related to land under development held by third-party land bank partners, including lot option fees, property taxes and due diligence. Land and lots from consolidated joint ventures are excluded.
Our Active Communities
We define an active community as a community where we have recorded five net new orders or a model home is currently open to customers. A community is no longer active when we have less than five home sites to sell to customers. Active community count is an important metric to forecast future net new orders for our business. As of June 30, 2022, we had 203 active communities, an increase of 86 communities, or 74%, as compared to 117 active communities as of June 30, 2021. Our active community count excludes communities under the Company’s built-for-rent contracts, as all sales to investors occur at one point in time and these communities would have no home sites remaining to sell. As of June 30, 2022, the Company had 24 active communities for built-for-rent contracts and built-for-rent homes comprised approximately 26% of the homes in the Company’s backlog.
Our Mortgage Banking Business
For the three months ended June 30, 2022, our mortgage banking joint venture, Jet LLC, originated and funded 622 home loans with an aggregate principal amount of approximately $228 million as compared to 540 home loans with an aggregate principal amount of approximately $173 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, our mortgage banking joint venture, Jet LLC, originated and funded 1,149 home loans with an aggregate principal amount of approximately $415 million as compared to 1,011 home loans with an aggregate principal amount of approximately $319 million for the six months ended June 30, 2021. For the three months ended June 30, 2022 and 2021, respectively, Jet LLC had net income of approximately $3 million and $2 million. For the six months ended June 30, 2022 and 2021, respectively, Jet LLC had net income of approximately $6 million and $6 million. Our interest in Jet LLC is accounted for under the equity investment method and is not consolidated in our condensed consolidated financial statements, as we do not control and are not deemed the primary beneficiary of the variable interest entity (“VIE”). See Note 7, Variable Interest Entities and Investments in Other Entities, to our condensed consolidated financial statements for a description of our joint ventures, including those that were determined to be VIEs and the related accounting treatment.
Costs of Building Materials and Labor
Our cost of sales includes the acquisition and finance costs of homesites or lots, municipality fees, the costs associated with obtaining building permits, materials and labor to construct the home, interest rates for construction loans, internal and external realtor commissions and other miscellaneous closing costs. Homesite costs range from 20-25% of the average cost of a home. Building materials range from 40-50% of the average cost to build the home, labor ranges from 30-40% of the average cost to build the home, and interest, commissions and closing costs range from 4-10% of the average cost to build the home.
In general, the cost of building materials fluctuates with overall trends in the underlying prices of raw materials. The cost of certain of our building materials, such as lumber and oil-based products, fluctuates with market-based pricing curves. We often obtain volume discounts and/or rebates with certain suppliers of our building materials, which in turn reduces our cost of sales.

However, increases in the cost of building materials may reduce gross margin to the extent that market conditions prevent the recovery of increased costs through higher home sales prices. The price changes that most significantly influence our operations are price increases in commodities, including lumber. As a result, significant price increases of these materials may negatively impact our cost of sales and, in turn, our net income.
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
Liquidity and Capital Resources
Overview
We generate cash from the sale of our inventory and we intend to re-deploy the net cash generated from the sale of inventory to acquire and control land and further grow our operations year over year. We believe that our sources of liquidity are sufficient to satisfy our current commitments. We also maintain our Amended and Restated Credit Agreement with a syndicate of lenders providing for a senior unsecured revolving credit facility, which currently has an aggregate commitment of up to $1.1 billion and matures on June 2, 2025. As of June 30, 2022, we had $84 million in cash and cash equivalents, excluding $45 million of restricted cash. Additionally, the Company had $250 million of availability under the Amended and Restated Credit Agreement for a total of $334 million in total liquidity. Certain of our subsidiaries guaranteed the Company’s obligations under the Amended and Restated credit agreement.

We continue to evaluate our capital structure and explore options to strengthen our Balance Sheet. We will remain opportunistic while assessing available capital in the debt and equity markets.
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
We actively enter into finished lot option contracts by placing deposits with land sellers of typically 10% or less of the aggregate purchase price of the finished lots. When entering into these contracts, we also agree to purchase finished lots at predetermined time frames and quantities that match our expected selling pace in the community.

We also enter into land development arrangements with land sellers, land developers and land bankers. We typically provide a lot deposit of 10% or less, or 15% or less in the case of land bank option contracts, of the total investment required to develop lots that we will have the option to acquire in the future. In these transactions, we also incur lot option fees that have historically been 15% or less of the outstanding capital balance held by the land banker. The initial investment and lot option fees require our ability to allocate liquidity resources to projects that will not materialize into cash inflows or operating income in the near term. The above cash strategies allow us to maintain adequate lot supply in our existing markets and support ongoing growth and profitability. In spite of the current economic uncertainty, we continue to operate in an environment with consistent increase in the demand for new homes and constrained lot supply compared to population and job growth trends, we intend to continue to reinvest our earnings into our business and focus on expanding our operations. In addition, as the opportunity to purchase finished lots in desired locations becomes increasingly more limited and competitive, we are committed to allocating additional liquidity to land bank deposits on land development projects, as this strategy mitigates the risks associated with holding undeveloped land on our balance sheet, while allowing us to control adequate lot supply in our key markets to support forecasted growth. As of June 30, 2022, our lot deposits and investments related to finished lot option contracts and land bank option contracts were $288 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	For the Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(222,538)	$(93,432)
Net cash used in investing activities	(1,474)	(23,485)
Net cash provided by financing activities	72,083	112,652
Net cash used in operating activities was $223 million for the six months ended June 30, 2022, as compared to $93 million of net cash used in operating activities for the six months ended June 30, 2021. The change in net cash used in operating activities was driven by an increase in inventories of $289 million. The decrease in cash balance was partially offset by higher customer deposits of $13 million and the increase in net income generated on home closings for the six months ended June 30, 2022.
Net cash used in investing activities was $1 million for the six months ended June 30, 2022, as compared to $23 million of cash used in investing activities for the six months ended June 30, 2021. The change in net cash used in investing activities was primarily attributable to the acquisition of Century Homes during the first quarter of 2021 compared to no acquisitions in the first quarter of 2022.
Net cash provided by financing activities was $72 million for the six months ended June 30, 2022, as compared to $113 million of cash provided by financing activities for the six months ended June 30, 2021. The change in net cash provided by financing activities was primarily attributable to the following activities in the first quarter of 2021, which did not recur in the first quarter of 2022: the Corporate Reorganization, which included IPO net proceeds of $130 million, partially offset by the redemption of the Series C preferred units of DFH LLC of $26 million.
Credit Facilities, Letters of Credit, Surety Bonds and Financial Guarantees
As of June 30, 2022, under our Amended and Restated Credit Agreement, we had a maximum availability of $1.1 billion, an outstanding balance of $875 million, and we could borrow an additional $250 million. As of December 31, 2021, we had total outstanding borrowings of $760 million under our credit agreement prior to its amendment and restatement and an additional $8 million in letters of credit with the lenders such that we could borrow an additional $49 million under the agreement. As of June 30, 2022, we were in compliance with the covenants set forth in our Amended and Restated Credit Agreement.
We enter into surety bonds and letter of credit arrangements with local municipalities, government agencies and land developers. These arrangements relate to certain performance-related obligations and serve as security for certain land option agreements. At June 30, 2022, we had outstanding letters of credit and surety bonds totaling $1 million and $77 million, respectively.

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
Series C Preferred Units
On January 27, 2021, we redeemed all 26,000 outstanding Series C preferred units of DFH LLC at a redemption price of $26 million, including accrued unpaid preferred distributions.
Convertible Preferred Stock
On September 29, 2021, we sold 150,000 shares of newly-created Convertible Preferred Stock with an initial liquidation preference of $1,000 per share and a par value of $0.01 per share, for an aggregate purchase price of $150 million. We used the proceeds from the sale of the Convertible Preferred Stock to fund the MHI acquisition and for general corporate purposes. Pursuant to the Certificate of Designations, the Convertible Preferred Stock ranks senior to the Class A and B common stock with respect to dividends and distributions on liquidation, winding-up and dissolution. Accordingly, upon liquidation, dissolution or winding up of the Company, each share of Convertible Preferred Stock is entitled to receive the initial liquidation preference of $1,000 per share, subject to adjustment, plus all accrued and unpaid dividends thereon. Refer to Note 6 to the condensed consolidated financial statements herein and Note 9 to the consolidated financial statements within our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for further details on the terms.
Off-Balance Sheet Arrangements
Asset-Light Lot Acquisition Strategy
We operate an asset-light and capital-efficient lot acquisition strategy and generally seek to avoid engaging in land development. We primarily employ two variations of our asset-light land financing strategy, finished lot option contracts and land bank option contracts, pursuant to which we secure the right to purchase finished lots at market prices from various land sellers and land bank partners by paying deposits based on the aggregate purchase price of the finished lots. The deposits required are typically 10% or less in the case of finished lot option contracts and 15% or less in the case of land bank option contracts.
As of June 30, 2022, we controlled 37,983 lots through finished lot option contracts and land bank option contracts. Our entire risk of loss pertaining to the aggregate purchase price of contractual commitments resulting from our non-performance under our finished lot option contracts and land bank option contracts is limited to approximately $288 million in lot deposits as of June 30, 2022. In addition, we have capitalized costs of $67 million relating to our off-balance sheet arrangements and land development due diligence.

Surety Bonds and Letters of Credit
We enter into letter of credit and surety bond arrangements with local municipalities, government agencies and land developers. These arrangements relate to certain performance-related obligations and serve as security for certain land option agreements. As of June 30, 2022, we had outstanding letters of credit and surety bonds totaling $1 million and $77 million, respectively. We believe we will fulfill our obligations under the related arrangements and do not anticipate any material losses under these letters of credit or surety bonds.
Contractual Obligations
As of June 30, 2022, there have been no material changes to our contractual obligations appearing in the “Contractual Obligations, Commitments and Contingencies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Critical Accounting Policies
We prepare our condensed consolidated financial statements in accordance with GAAP. Our critical accounting policies are those that we believe have the most significant impact on the presentation of our financial position and results of operations and require the most difficult, subjective or complex judgments. In many cases, the accounting treatment of a transaction is specifically dictated by GAAP without the need for the application of judgment.
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
We believe that there have been no significant changes to our critical accounting policies during the six months ended June 30, 2022 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Cautionary Statement about Forward-Looking Statements
The information in this Quarterly Report on Form 10-Q includes “forward-looking statements.” Many statements included in this Quarterly Report on Form 10-Q are not statements of historical fact, including statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “projection,” “should” or “will” or the negative thereof or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our market opportunity and the potential growth of that market;
•trends with respect to interest rates;
•the expected impact of the COVID-19 pandemic;
•our strategy, expected outcomes and growth prospects;
•trends in our operations, industry and markets;
•our future profitability, indebtedness, liquidity, access to capital and financial condition; and
•our integration of companies that we have acquired into our operations.

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
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the operation of our business. These risks include, but are not limited to, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2022. Should one or more of such risks or uncertainties occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

The Amended and Restated Credit Agreement provides for loans to bear interest, at the Company’s option, at (1) a “Base Rate”, which means for any day a fluctuating rate per annum equal to credit spreads of 1.50% to 2.60%, which are determined based on the Company’s debt to capitalization ratio, plus the highest of (a) the Federal Funds Rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” (c) Term SOFR plus 1.00% and (d) 1.00%, or (2) a “Term SOFR/Letter of Credit Rate”, which means for any day a fluctuating rate per annum equal to credit spreads of 2.50% to 3.60%, which are determined based on the Company’s debt to capitalization ratio, plus the adjusted term SOFR rate (based on one, three or six-month interest periods).

Interest on base rate advances borrowed under the Amended and Restated Credit Agreement is payable in arrears on a monthly basis. Interest on each Eurodollar rate advance borrowed under the Amended and Restated Credit Agreement is payable in arrears at the end of the interest period applicable to such advance, or, if less than such interest period, three months after the beginning of such interest period. The Company pays the lenders a commitment fee on the amount of the unused commitments on a quarterly basis at a rate per annum that will vary from 0.20% to 0.30% depending on the Company’s net debt to net capitalization ratio.

Outstanding borrowings under the Amended and Restated Credit Agreement are subject to, among other things, a borrowing base. The borrowing base includes, among other things, (a) 90% of the net book value of presold housing units, (b) 85% of the net book value of model housing units, (c) 85% of the net book value of speculative housing units and (d) 70% of the net book value of finished lots, in each case subject to certain exceptions and limitations set forth in the Amended and Restated Credit Agreement.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer identified three material weaknesses in our internal control over financial reporting. We did not document the design or operation of an effective control environment commensurate with the financial reporting requirements of an SEC registrant. Specifically, we did not design and maintain adequate formal documentation of certain policies and procedures, controls over the segregation of duties within our financial reporting function and the preparation and review of journal entries. In addition, we did not design or maintain effective control activities that contributed to the following additional material weaknesses; we did not design control activities to adequately address identified risks, evidence of performance, or operate at a sufficient level of precision that would identify material misstatements to our financial statements and we did not design and maintain effective controls over certain IT general controls for information systems that are relevant to the preparation of our financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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

Remediation Plan for Material Weaknesses
Since identifying these material weaknesses and reporting them in our 2020 Annual Report on 10-K, we have developed a remediation plan and implemented measures to address the underlying causes of each material weakness. Our efforts to date have included the following:
•Developed formal policies specific to corporate governance and accounting.
•Developed formal policies for IT general controls; executed IT controls focused training; and designed and implemented controls within user access, program change management, computer operations and program development domains.
•Further augmented leadership and staff responsible for internal control over financial reporting, including adding a Vice President of Internal Audit to assess and report on the Company’s processes and internal controls and a Director of SEC Reporting to address SEC reporting and technical accounting matters.
•Designed and implemented segregation of duties controls over financial reporting and review of journal entries.
•Performed a financial statement risk assessment and designed and implemented or identified existing controls designed to prevent or detect a material misstatement in our financial statements.
•As of June 30, 2022, management has designed and implemented controls to address the entity level and financial reporting risks identified.
•As of June 30, 2022, management has implemented a formal testing program to evaluate the design and operating effectiveness of key internal controls. The newly implemented controls are currently being assessed for design effectiveness and will be assessed for operating effectiveness throughout the year.
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
Changes in Internal Controls
Except as set forth above, there was no change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
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

ITEM 1A. RISK FACTORS
There are numerous factors that affect our business and results of operations, many of which are beyond our control. Refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which contains descriptions of significant risks that have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 as updated by the risk factor disclosed in Part II - Item 1A of our Quarterly Report for the quarter ended March 31, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 6. EXHIBITS

Exhibit No.	Description
10.1+	Amended and Restated Credit Agreement, dated as of June 2, 2022, among Dream Finders Homes, Inc., Bank of America, N.A., as administrative agent, collateral agent and issuing bank, and the lenders named therein as parties thereto (incorporated by reference from Form 8-K filed on June 8, 2022).
31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*Filed herewith.
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

Dream Finders Homes, Inc.

Date:	August 4, 2022	/s/ Patrick O. Zalupski
Patrick O. Zalupski President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

	August 4, 2022	/s/ L. Anabel Fernandez
L. Anabel Fernandez Senior Vice President and Chief Financial Officer (Principal Financial Officer)