Form 10-Q
period 2022-09-30
Dream Finders Homes, Inc.
filed 2022-11-03
CIK 1825088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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
(904) 644-7670
(Registrant’s Telephone Number, Including Area Code)
___________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered

Class A Common Stock, par value $0.01 per share	DFH	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2022, there were 32,380,013 shares of the registrant’s Class A common stock, par value $0.01 per share, issued and outstanding and 60,380,000 shares of the registrant’s Class B common stock, par value $0.01 per share, issued and outstanding.

Table of Contents,
PART I. FINANCIAL INFORMATION
ITEM 1. DREAM FINDERS HOMES, INC CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$123,692	$227,227
Restricted cash (VIE amounts of $9,260 and $4,275)	38,040	54,095
Accounts receivable (VIE amounts of $1,323 and $2,684)	37,929	33,482
Inventories:
Construction in process and finished homes	1,370,340	961,779
Company owned land and lots	135,988	83,197
VIE owned land and lots	6,502	21,686
Total inventories	1,512,830	1,066,662
Lot deposits	291,307	241,406
Other assets (VIE amounts of $1,797 and $2,185)	56,008	43,962
Equity method investments	11,440	15,967
Property and equipment, net	7,582	6,789
Operating lease right-of-use assets	24,069	19,359
Deferred tax asset	6,099	4,232
Intangible assets, net of amortization	6,059	9,140
Goodwill	172,207	171,927
Total assets	$2,287,262	$1,894,248
Liabilities
Accounts payable (VIE amounts of $0 and $1,309)	$147,510	$113,498
Accrued expenses (VIE amounts of $4,854 and $6,915)	133,319	139,508
Customer deposits	170,792	177,685
Construction lines of credit	975,000	760,000
Notes payable (VIE amounts of $0 and $1,979)	1,440	3,292
Operating lease liabilities	24,633	19,826
Contingent consideration	118,196	124,056
Total liabilities	$1,570,890	$1,337,865
Commitments and contingencies (Note 5)
Mezzanine Equity
Preferred mezzanine equity	155,830	155,220

Stockholders’ Equity
Class A common stock, $0.01 per share, 289,000,000 authorized, 32,380,013 outstanding	323	323
Class B common stock, $0.01 per share, 61,000,000 authorized, 60,380,000 outstanding	602	602
Additional paid-in capital	262,783	257,963
Retained earnings	283,326	118,194
Non-controlling interests	13,508	24,081
Total mezzanine and stockholders’ equity	716,372	556,383
Total liabilities, mezzanine equity, and stockholders’ equity	$2,287,262	$1,894,248
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents,
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Homebuilding	$783,945	$361,322	$2,237,648	$1,067,232
Other	1,724	1,662	5,221	4,588
Total revenues	785,669	362,984	2,242,869	1,071,820
Homebuilding cost of sales	638,456	303,387	1,812,746	898,013
Selling, general and administrative expense	68,839	33,907	196,564	93,359
Income from equity in earnings of unconsolidated entities	(5,137)	(1,373)	(11,431)	(4,230)
Contingent consideration revaluation	2,641	602	11,875	5,762
Other (income) expense, net	(1,124)	(1,232)	(1,815)	(8,385)
Interest expense	5	14	31	672
Income before taxes	81,989	27,679	234,899	86,629
Income tax expense	(10,371)	(4,111)	(50,576)	(13,405)
Net and comprehensive income	71,618	23,568	184,323	73,224
Net and comprehensive income attributable to non-controlling interests	(1,977)	(4,433)	(8,342)	(9,394)
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$69,641	$19,135	$175,981	$63,830
Earnings per share(1)
Basic	$0.71	$0.20	$1.78	$0.69
Diluted	$0.64	$0.20	$1.67	$0.69
Weighted-average number of shares
Basic	92,760,013	92,521,482	92,760,013	92,521,482
Diluted	108,286,433	92,695,197	105,117,234	92,658,878
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

Table of Contents,
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three and nine months ended September 30, 2022
(In thousands, except share amounts)
(Unaudited)

	Redeemable Preferred Units Mezzanine		Redeemable Common Units Mezzanine		Common Units Members’		Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Total Non- Controlling Interests	Total Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2022	157,143	$155,621	—	$—	—	$—	32,378,939	$323	60,380,000	$602	$261,207	$217,346	$12,056	$647,155
Equity-based compensation	—	—	—	—	—	—	1,074	—	—	—	1,576	—	—	1,576
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(526)	(526)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	—	(3,451)	—	(3,451)
Net income	—	209	—	—	—	—	—	—	—	—	—	69,431	1,977	71,618
Balance at September 30, 2022	157,143	$155,830	—	$—	—	$—	32,380,013	$323	60,380,000	$602	$262,783	$283,326	$13,508	$716,372

	Redeemable Preferred Units Mezzanine		Redeemable Common Units Mezzanine		Common Units Members’		Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Total Non- Controlling Interests	Total Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	157,143	$155,220	—	$—	—	$—	32,295,329	$323	60,226,153	$602	$257,963	$118,194	$24,081	$556,383
Equity-based compensation	—	—	—	—	—	—	84,684	—	153,847	—	4,819	—	—	4,819
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(18,916)	(18,916)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	—	(10,238)	—	(10,238)
Net income	—	610	—	—	—	—	—	—	—	—	—	175,370	8,342	184,323
Balance at September 30, 2022	157,143	$155,830	—	$—	—	$—	32,380,013	$323	60,380,000	$602	$262,783	$283,326	$13,508	$716,372
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents,
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three and nine months ended September 30, 2021
(In thousands, except share amounts)
(Unaudited)

	Redeemable Preferred Units Mezzanine		Redeemable Common Units Mezzanine		Common Units Members’		Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Total Non- Controlling Interests	Total Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2021	7,143	$6,703	—	$—	—	$—	32,295,329	$323	60,226,153	$602	$255,290	$45,611	$20,874	$329,403
Issuance of convertible preferred stock, net	150,000	147,995	—	—	—	—	—	—	—	—	—	—	—	147,995
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	1,472	—	—	1,472
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	2,000	2,000
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(4,534)	(4,534)
Net income	—	194	—	—	—	—	—	—	—	—	—	18,942	4,433	23,568
Balance at September 30, 2021	157,143	$154,893	—	$—	—	$—	32,295,329	$323	60,226,153	$602	$256,762	$64,552	$22,772	$499,904

	Redeemable Preferred Units/Stock Mezzanine		Redeemable Common Units Mezzanine		Common Units Members’		Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Total Non- Controlling Interests	Total Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	48,543	$55,638	7,010	$20,593	76,655	$103,853	—	$—	—	$—	$—	$—	$31,939	$212,023
Distributions	—	(3,617)	—	(1,275)	—	(18,384)	—	—	—	—	—	—	(3,476)	(26,753)
Net income (loss)	—	(157)	—	(91)	—	(996)	—	—	—	—	—	—	210	(1,034)
Balance at January 20, 2021 - prior to reorganization transactions and IPO	48,543	$51,864	7,010	$19,227	76,655	$84,473	—	$—	—	$—	$—	$—	$28,673	$184,237
Reorganization transaction	(15,400)	(19,958)	(7,010)	(19,227)	(76,655)	(84,473)	21,255,329	213	60,226,153	602	122,843	—	—	—
Issuance of common stock in IPO, net	—	—	—	—	—	—	11,040,000	110	—	—	129,887	—	—	129,997
Issuance of convertible preferred stock, net	150,000	147,995	—	—	—	—	—	—	—	—	—	—	—	147,995
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	4,032	—	—	4,032
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	2,000	2,000
Redemptions	(26,000)	(25,531)	—	—	—	—	—	—	—	—	—	—	—	(25,531)
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(17,085)	(17,085)
Net income	—	522	—	—	—	—	—	—	—	—	—	64,552	9,183	74,257
Balance at September 30, 2021	157,143	$154,893	—	$—	—	$—	32,295,329	$323	60,226,153	$602	$256,762	$64,552	$22,772	$499,904
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents,
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$184,323	$73,224
Adjustments to Reconcile Net Income to Net cash used in operating activities
Depreciation and amortization	8,006	3,025
Gain on sale of property and equipment	(99)	(73)
Amortization of debt issuance costs	2,708	1,267
Extinguishment of unamortized debt issuance costs	282	506
Amortization of right-of-use operating lease assets	4,154	2,494
Stock compensation expense	4,819	4,032
Deferred tax benefit	(1,867)	(3,941)
Income from equity method investments, net of distributions received	4,078	(2,234)
Remeasurement of contingent consideration	11,875	5,762
Changes in Operating Assets and Liabilities
Accounts receivable	(4,447)	(6,918)
Inventories	(446,168)	(153,372)
Lot deposits	(49,901)	(89,889)
Other assets	(10,971)	(19,855)
Accounts payable and accrued expenses	27,823	24,422
Customer deposits	(6,893)	45,447
Operating lease liabilities	(4,057)	(2,369)
Net cash used in operating activities	(276,335)	(118,472)

Cash Flows from Investing Activities
Purchase of property and equipment	(4,321)	(1,696)
Proceeds from disposal of property and equipment	127	441
Investments in equity method investments	—	(1,200)
Returns of investment from equity method investments	449	636
Business combinations, net of cash acquired	(280)	(22,694)
Net cash used in investing activities	(4,025)	(24,513)

Cash Flows from Financing Activities
Proceeds from construction lines of credit	8,007,500	1,536,317
Proceeds from issuance of convertible preferred stock	—	148,500
Principal payments on construction lines of credit	(7,792,500)	(1,386,702)
Proceeds from notes payable	578	2,836
Principal payments on notes payable	(2,429)	(24,930)
Payment of debt issuance costs	(5,490)	(7,505)
Payment of equity issuance costs	—	(12,985)
Payments on financing leases	—	(102)
Payments of contingent consideration	(17,735)	(1,207)
Payments of preferred stock dividends	(10,238)	—
Contributions from non-controlling interests	—	2,000
Distributions to non-controlling interests	(18,916)	—
Proceeds from stock issuance	—	142,982
Distributions	—	(43,837)
Redemptions	—	(25,531)
Contribution from conversion of converted LLC units	—	123,658
Conversion of LLC units	—	(123,658)
Net cash provided by financing activities	160,770	329,836

Net increase (decrease) in cash, cash equivalents and restricted cash	(119,590)	186,851
Cash, cash equivalents and restricted cash at beginning of period	281,322	85,211
Cash, cash equivalents and restricted cash at end of period	$161,732	$272,062

Non-cash Financing Activities
Financed land payments to seller	$—	$8,916
Leased assets obtained in exchange for new operating lease liabilities	8,864	676
Equity issuance costs incurred	—	906
Non-cash Investing Activities
Investment capital reallocation	—	(3,469)
Total non-cash financing and investing activities	$8,864	$7,029

Reconciliation of Cash, cash equivalents and Restricted cash
Cash and cash equivalents	$123,692	$90,211
Restricted cash	38,040	181,851
Total Cash, cash equivalents and Restricted cash shown on the Consolidated Statements of Cash Flows	$161,732	$272,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents,
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
On October 10, 2022, the Company transferred the listing of its Class A common stock from the Nasdaq Global Select Market to the New York Stock Exchange. The Company's Class A common stock continues to trade under the stock symbol "DFH."
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

Table of Contents,
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
As of September 30, 2022 and December 31, 2021, the Company remeasured contingent consideration related to the acquisition of Village Park Homes, LLC and adjusted the liability to $2.6 million and $7.6 million, respectively. The Company recorded contingent consideration adjustments resulting in a decrease of $0.8 million and an increase of $0.1 million in expense for the three months ended September 30, 2022 and 2021, and $1.9 million and $0.6 million of expense for the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022 and December 31, 2021, the Company remeasured contingent consideration related to the acquisition of H&H Constructors of Fayetteville, LLC (“H&H”) and adjusted the liability to $15.3 million and $19.7 million, respectively. The Company recorded contingent consideration adjustments resulting in a decrease of $2.5 million and an increase of $0.5 million in expense for the three months ended September 30, 2022 and 2021, and $0.1 million and $5.2 million of expense for the nine months ended September 30, 2022 and 2021, respectively.
The Company measured contingent consideration related to the acquisition of MHI on October 1, 2021 (see Note 2), and recorded a liability of $94.6 million. As of September 30, 2022 and December 31, 2021, the Company remeasured contingent consideration related to the MHI acquisition and adjusted the liability to $100.3 million and $96.7 million, respectively. The Company recorded contingent consideration adjustments resulting in $5.9 million and $9.9 million of expense for the three and nine months ended September 30, 2022, respectively.
The contingent consideration re-measurement adjustments are included in contingent consideration revaluation on the Condensed Consolidated Statements of Comprehensive Income. The payment of the H&H and MHI earn-outs are also subject to certain minimum earnings thresholds, which must be met by H&H and MHI, respectively, before an earn-out payment occurs.
During the three months ended September 30, 2022 and 2021, the Company made no contingent consideration payments. For the nine months ended September 30, 2022 and 2021, total contingent consideration payments were $17.7 million and $1.2 million, respectively. See Note 10, Fair Value Disclosures, for additional discussion on fair value measurement inputs related to contingent consideration.
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
The impact of the retrospective presentation change on the Condensed Consolidated Statement of Cash Flows for the nine month period ended September 30, 2021, is shown below (in thousands):

	As previously reported	As adjusted	Effect of change
Net cash used in operating activities	$(123,144)	$(118,472)	$4,672

Table of Contents,
Reclassifications
Certain other reclassifications have been made in the 2021 condensed consolidated financial statements to conform to the classifications used in 2022.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides practical expedients and exceptions for applying GAAP when modifying contracts and hedging relationships that use LIBOR as a reference rate. These amendments are not applicable to contract modifications made, and hedging relationships entered into or evaluated after December 31, 2022. In June of 2022, we amended and restated our revolving credit facility, with no material impact as a result of the shift away from LIBOR (see Note 3). We will continue to evaluate the impact of the shift and relevant guidance on our financial statements and disclosures, as applicable.
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
MHI
On October 1, 2021, we completed the acquisition of certain assets, rights and properties, and assumed certain liabilities of privately held Texas homebuilder McGuyer Homebuilders, Inc. and related affiliates (“MHI”), including (i) single-family residential homebuilding; (ii) owning model homes; (iii) acquisition, ownership and licensing of intellectual property (including architectural plans); (iv) purchasing and reselling homebuilding supplies; (v) development, construction and sale of condominium units in Austin, Texas; (vi) mortgage origination through a mortgage company; and (vii) title insurance, escrow and closing services through a title company. The acquisition allowed the Company to expand its existing footprint in the Texas market.
Total cash paid at closing of approximately $471.0 million included $463.0 million in purchase price based on the preliminary value of purchased net assets and a 10.0% deposit on a separate land bank facility. On December 3, 2021, the Company paid an additional $25.2 million in cash for customary post-closing adjustments based on the final value of the net assets acquired as of September 30, 2021. Additionally, the Company agreed to the future payment of additional consideration of up to 25.0% of pre-tax net income for up to five periods—the last of which ends 48 months after the closing—subject to certain minimum pre-tax income thresholds and certain overhead expenses, estimated at approximately $94.6 million as of the acquisition date.

Table of Contents,
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
The acquisition was accounted for as a business combination under Topic 805. We recorded an allocation of the purchase price to MHI tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of October 1, 2021. The amounts for intangible assets were based on third-party valuations performed. Goodwill was recorded as the residual amount by which the purchase price exceeded the provisional fair value of the net assets acquired and is expected to be fully deductible for tax purposes. Goodwill consists primarily of expected synergies of combining operations, the acquired workforce, and growth opportunities, none of which qualify as separately identifiable intangible assets. As of September 30, 2022, the Company has completed its purchase price allocation and no further updates to Goodwill are expected as a result of the acquisition.
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
The final purchase price allocation as of September 30, 2022, was as follows (in thousands):

Cash acquired	$297
Inventories	473,037
Lot deposits	40,452
Other assets	14,722
Property and equipment, net	3,163
Equity method investments	6,192
Intangible assets, net of amortization	8,840
Goodwill	141,071
Operating lease right-of-use assets	1,508
Accounts payable	(41,466)
Accrued expenses	(25,801)
Customer deposits	(37,756)
Operating lease liabilities	(1,508)
Total purchase price	$582,751
On January 31, 2022, the Company made a cash payment of $34.9 million for model homes from MHI Models, Ltd., a Texas limited partnership (the “MHI Model Homes”). The post-close consideration payment completed the asset purchase transaction, which was considered to be economically separate from the acquisition of MHI and the related purchase price allocation above.
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

Table of Contents,
3.    Construction Lines of Credit
On January 25, 2021, the Company entered into a $450.0 million syndicated senior credit facility with Bank of America, N.A. (the “Credit Agreement”), and subsequently repaid $340.0 million in outstanding debt and terminated all then-existing construction lines of credit. Through subsequent amendments in September 2021 (the “Amendments”), additional lenders were added as well as provisions for any existing lender, at the Company’s request, to increase its revolving commitment under the Credit Agreement, add new revolving loan tranches under the Credit Agreement or add new term loan tranches under the Credit Agreement, not to exceed an aggregate of $1.1 billion, which would include the exercise of the accordion feature (collectively, the "Existing Credit Agreement").

On June 2, 2022, the Company entered into an agreement to amend and restate its Existing Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement is substantially similar to the Existing Credit Agreement except that the Amended and Restated Credit Agreement, among other things, (i) provides for an increase in the aggregate commitments under the facility from $817.5 million to $1.1 billion; (ii) allows the facility to expand to a borrowing base of up to $1.6 billion through its accordion feature; (iii) extends the maturity date from January 25, 2024 to June 2, 2025; and (iv) transitions the applicable interest rate from a Eurodollar based rate to a Secured Overnight Financing Rate (“SOFR”) based rate, as described below.

Under the Amended and Restated Credit Agreement, loans bear interest at the Company’s option of (1) a “Base Rate”, which means, for any day, a fluctuating rate per annum equal to credit spreads of 1.5% to 2.6%, which are determined based on the Company’s debt to capitalization ratio, plus the highest of (a) the Federal Funds Rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” (c) Term SOFR plus 1.0% and (d) 1.0%, or (2) a “Term SOFR/Letter of Credit Rate”, which means for any day a fluctuating rate per annum equal to credit spreads of 2.5% to 3.6%, which are determined based on the Company’s debt-to-capitalization ratio, plus the adjusted term SOFR rate (based on one, three or six-month interest periods).

On June 30, 2022, the Company received an additional commitment of $50.0 million under the terms of the accordion feature.

As of September 30, 2022 and December 31, 2021, the outstanding balance under the Amended and Restated Credit Agreement was $975.0 million and $760.0 million, respectively, and the effective interest rate was 5.7% and 3.8%, respectively. Under the Amended and Restated Credit Agreement, the funds available are unsecured and availability under the borrowing base is calculated based on finished lots, construction in process, and finished homes inventory on the Condensed Consolidated Balance Sheets.

The Company had capitalized debt issuance costs related to the line of credit and notes payable, net of amortization, of $8.0 million and $5.5 million as of September 30, 2022 and December 31, 2021, respectively, which were included in other assets on the Condensed Consolidated Balance Sheets. The Company amortized $1.1 million and $0.5 million of debt issuance costs for the three months ended September 30, 2022 and 2021, and $2.7 million and $1.3 million of debt issuance costs for the nine months ended September 30, 2022 and 2021, respectively.

The Credit Agreement contains restrictive covenants and financial covenants. The Company was in compliance with all debt covenants as of September 30, 2022 and December 31, 2021. The Company expects to remain in compliance with all debt covenants over the next twelve months.

Table of Contents,
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
Interest is capitalized and included within each inventory category above. Capitalized interest activity is summarized in the table below for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Capitalized interest at the beginning of the period	$62,036	$18,790	$33,266	$21,091
Interest incurred	33,630	9,672	84,063	23,669
Interest expensed	(5)	(14)	(31)	(672)
Interest charged to homebuilding cost of sales	(14,470)	(5,600)	(36,107)	(21,240)
Capitalized interest at the end of the period	$81,191	$22,848	$81,191	$22,848
5.    Commitments and Contingencies
The Company is currently involved in the appeals phase of civil litigation related to defective products provided by Weyerhaeuser NR Company (“Weyerhaeuser”) (NYSE: WY), one of our lumber suppliers. Our Colorado division builds a number of floor plans that include basements using specialized fir lumber. On July 18, 2017, Weyerhaeuser issued a press release indicating a recall and potential solution for TJI Joists with Flak Jacket Protection manufactured after December 1, 2016. The press release indicated the TJI Joists used a Flak Jacket coating that included a formaldehyde-based resin that could be harmful to consumers and produced an odor in certain newly constructed homes. We had 38 homes impacted by the potentially harmful and odorous Flak Jacket coating and incurred significant costs directly related to Weyerhaeuser’s defective TJI Joists. Accordingly, we sought remediation and damages from Weyerhaeuser. The press release by Weyerhaeuser had a pronounced impact on our sales and cancellation rates in Colorado. We filed suit on December 27, 2017—Dream Finders Homes LLC and DFH Mandarin, LLC v. Weyerhaeuser NR Company, No. 17CV34801 (District Court, City and County of Denver, State of Colorado)—and included claims against Weyerhaeuser for manufacturer’s liability based on negligence, negligent misrepresentation causing financial loss in a business transaction and fraudulent concealment. Weyerhaeuser asserted a counterclaim asserting an equitable claim for unjust enrichment. After completion of a jury trial on November 18, 2019, the District Court issued a verdict in our favor on our claims, awarding Dream Finders Homes LLC $3.0 million in damages and DFH Mandarin, LLC $11.7 million in damages. On February 21, 2020, the District Court dismissed Weyerhaeuser’s counterclaim. Weyerhaeuser appealed the Colorado District Court’s jury verdict and on December 2, 2021, the Colorado Court of Appeals reversed the judgment entered against Weyerhaeuser for negligence, negligent misrepresentation and fraudulent concealment. As a result, Dream Finders Homes LLC and DFH Mandarin, LLC (collectively, "DFH") filed a petition for writ of certiorari to the Colorado Supreme Court on January 13, 2022 to appeal the Colorado Court of Appeals ruling —Dream Finders Homes LLC and DFH Mandarin, LLC v. Weyerhaeuser NR Company, Case No. 2022SC24 (Colorado Supreme Court). On September 12, 2022, the Colorado Supreme Court issued a denial of certiorari. As a result of the denial of certiorari, the Company could have exposure as part of Weyerhaeuser's motion for costs incurred in defense of this case. However, this would not include attorneys' fees. As we do not believe the amount to be material, we have not recorded a liability for this matter as of September 30, 2022.
On October 9, 2019, Silver Meadows Townhome Owners Association, Inc. filed a lawsuit in Boulder County Colorado District Court against DFH Mandarin, LLC (“Mandarin”) and Dream Finders Homes, LLC (collectively with Mandarin, “DFH”), both wholly-owned subsidiaries of the Company, as well as other named defendants. The lawsuit alleges certain construction and development defects. Mandarin successfully compelled arbitration. On March 2, 2022 during arbitration proceedings, the parties settled the matter for $12.0 million subject to the execution of a mutually acceptable settlement agreement, including a denial of any admission of liability on behalf of DFH. DFH’s insurance carrier agreed to pay the policy limit of $4.0 million toward the settlement. In April 2022, the parties executed a mutually acceptable settlement agreement and DFH paid the settlement amount, net of the insurance proceeds received. In April 2022, DFH also commenced the formal legal process to seek contribution toward DFH’s portion of the settlement amount from responsible

Table of Contents,
subcontractors and vendors who performed work on the project. As of September 30, 2022, DFH settled with one subcontractor for contribution toward DFH's amounts paid toward the settlement and continued its proceedings to collect additional contributions from responsible subcontractors and vendors, which is still in progress as of the date of this filing.
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
The VIEs are funded by initial capital contributions from the Company, as well as its other partners, and generally do not have significant debt. In some cases, an unrelated third party is the general partner or managing member and, in others, the general partner or managing member is a related party. The primary risk of loss associated with the Company’s involvement in these VIEs is limited to the Company’s initial capital contributions due to bankruptcy or insolvency of the VIE; however, management has deemed the likelihood of this as remote. The maximum exposure to loss related to the VIEs is disclosed below for both consolidated and unconsolidated VIEs, which equals the Company’s capital investment in each entity.
Management analyzes the Company’s investments first under the variable interest model to determine if they are VIEs, and, if so, whether the Company is the primary beneficiary. Management determines whether the Company is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion if changes to the Company’s involvement arise. To make this determination, management considers factors such as whether the Company could direct finance, determine or limit the scope of the entity, sell or transfer property, direct development or direct other operating decisions. Management consolidates the entity if the Company is the primary beneficiary or if a standalone primary beneficiary does not exist and the Company and its related parties collectively meet the definition of a primary beneficiary. If the joint venture does not qualify as a VIE under the variable interest model, management then evaluates the entity under the voting interest model to assess if consolidation is appropriate.

Table of Contents,
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
Consolidated VIEs
For VIEs that the Company does consolidate, management has the power to direct the activities that most significantly impact the VIE’s economic performance. The Company typically serves as the party with homebuilding expertise in the VIE. The Company does not guarantee the debts of the VIEs, and creditors of the VIEs have no recourse against the Company. There were no new consolidated VIEs during the nine months ended September 30, 2022 or 2021.
The table below displays the carrying amounts of the assets and liabilities related to the consolidated VIEs (in thousands):

	As of September 30,	As of December 31,
Consolidated	2022	2021
Assets	$18,882	$30,830
Liabilities	$4,854	$10,203
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
The table below shows the Company’s investment in the unconsolidated VIEs (in thousands):

	As of September 30,	As of December 31,
Unconsolidated	2022	2021
Jet Home Loans	$5,285	$6,133
Other unconsolidated VIEs	6,155	9,834
Total investment in unconsolidated VIEs	$11,440	$15,967

Table of Contents,
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
We possess no more than limited protective legal rights through the lot option contracts in the specific finished lots we are purchasing, and we possess no participative rights in the land bank entities. Accordingly, we do not have the power to direct the activities of a land bank entity that most significantly impact its economic performance. For the aforementioned reasons, the Company concluded that it is not the primary beneficiary of the land bank entities with which it enters into lot option contracts, and therefore the Company does not consolidate any of these VIEs. These option contracts generally allow us, at our option, to forfeit our right to purchase the lots for any reason. Our sole legal obligation and economic loss as a result of such forfeitures is limited to the amount of land deposits paid pursuant to such option contracts, including accrued interest, any related interest paid to the land bank partner, management of the land development to completion and any cost overruns related to the land development project. The Company’s risk of loss related to finished lot option and land bank option contract deposits and related fees and interest was $413.2 million and $274.9 million as of September 30, 2022 and December 31, 2021, respectively.
8.    Income Taxes
The Company’s effective tax rate for the nine months ended September 30, 2022 and 2021 is estimated to be 21.5% and 17.0%, respectively. The effective tax rate estimate increase of 4.5% is primarily attributable to the Florida corporate tax rate increase from 3.5% in 2021 to 5.5% in 2022, and increases in non-deductible executive compensation, and stock compensation expense. In addition, during 2021, the Company's Paycheck Protection Program loan was forgiven and the related income of $7.2 million was not taxable.
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
The following tables summarize revenues and net and comprehensive income by segment for the three and nine months ended September 30, 2022 and 2021, as well as total assets and goodwill by segment as of September 30, 2022 and December 31, 2021 (in thousands):

Table of Contents,

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues:	2022	2021	2022	2021
Jacksonville	$129,633	$114,267	$445,317	$304,785
Colorado	41,642	30,778	119,226	70,785
Orlando	71,659	51,187	178,970	175,805
DC Metro	24,372	22,289	48,615	60,135
The Carolinas	117,622	77,023	319,385	270,355
Texas	329,757	—	910,249	—
Jet Home Loans	5,248	7,106	18,901	19,951
Other (1)	70,984	67,440	221,107	189,955
Total segment revenues	790,917	370,090	2,261,770	1,091,771

Reconciling items from equity method investments	(5,248)	(7,106)	(18,901)	(19,951)

Consolidated revenues	$785,669	$362,984	$2,242,869	$1,071,820

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Net and comprehensive income:	2022	2021	2022	2021
Jacksonville	$15,523	$15,893	$60,530	$35,379
Colorado	5,492	2,883	14,651	5,723
Orlando	9,333	3,174	16,219	13,613
DC Metro	2,375	805	3,430	2,804
The Carolinas	9,654	2,186	18,705	7,410
Texas	29,050	—	69,657	—
Jet Home Loans	(2,087)	2,585	2,239	7,633
Other (1)	3,232	(2,342)	2,932	5,251
Total segment net and comprehensive income	72,572	25,184	188,363	77,813

Reconciling items from equity method investments	(954)	(1,616)	(4,040)	(4,589)

Consolidated net and comprehensive income	$71,618	$23,568	$184,323	$73,224

Table of Contents,

	Assets:		Goodwill:
	As of September 30,	As of December 31,	As of September 30,	As of December 31,
	2022	2021	2022	2021
Jacksonville	$327,142	$207,502	$—	$—
Colorado	174,548	116,121	—	—
Orlando	257,262	131,882	1,795	1,795
DC Metro	113,125	62,051	—	—
The Carolinas	297,946	247,250	16,853	16,853
Texas	812,593	743,306	141,071	141,071
Jet Home Loans	46,870	77,074	—	—
Other (1)	299,167	379,860	12,488	12,208
Total segments	2,328,653	1,965,046	172,207	171,927

Reconciling items from equity method investments	(41,391)	(70,798)	—	—

Consolidated	$2,287,262	$1,894,248	$172,207	$171,927
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
The following table presents a summary of the change in fair value measurement of contingent consideration, which is based on Level 3 inputs and is the only asset or liability measured at fair value on a recurring basis (in thousands):

Beginning balance, December 31, 2021	$124,056
Fair value adjustments related to prior year acquisitions	11,875
Contingent consideration payments	(17,735)
Ending balance, September 30, 2022	$118,196
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

Table of Contents,
11.    Related Party Transactions
The Company enters into or participates in related party transactions. The majority of these transactions are entered into to secure finished lots for the construction of new homes.
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
DF Residential I, LP
DF Residential I, LP (“Fund I”) is a real estate investment vehicle organized to acquire and develop finished lots. Dream Finders Homes LLC has entered into six joint ventures and ten land bank projects with Fund I since its formation in January 2017. DF Capital Management, LLC (“DF Capital”) is the investment manager in Fund I. The Company owns a 49.0% membership interest in DF Capital. DF Capital is controlled by unaffiliated parties. Certain directors and executive officers have made investments in Fund I as limited partners. In addition, certain members of management have made investments in Fund I. The general partner of Fund I is DF Management GP, LLC (“DF Management”). Dream Finders Homes LLC is one of four members of DF Management with a 25.8% membership interest. Certain members of DFH Investors LLC, including one of the Company’s directors, have a 65.3% membership interest.
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
Certain directors, executive officers and members of management have made investment commitments as limited partners in Fund II in an aggregate amount of $133.9 million or 41.6% of the total committed capital of Fund II as of September 30, 2022, inclusive of a $100.0 million commitment from Rockpoint Group, LLC discussed below. As of December 31, 2021, these investment commitments were $33.9 million or 10.5% of the total committed capital of Fund II.
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
As of September 30, 2022, the Company had $61.2 million in outstanding lot deposits in relation to DF Capital projects.

Table of Contents,
Transactions with Rockpoint Group, LLC and affiliates

From time to time, the Company enters into land bank option contracts with Rockpoint Group, LLC (“Rockpoint”) or its affiliates in connection with the Company’s acquisition and development of land. Rockpoint or its affiliate provides the funding for the land acquisition and the Company secures the right to purchase finished lots at market prices by paying deposits based on the aggregate purchase price of the finished lots and any related fees, similar to land bank option contracts with non-related, third-party land bankers. William H. Walton III is the founding principal of Rockpoint and a member of the Company’s Board of Directors.

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
12.    Earnings per Share
The following weighted-average shares and share equivalents were used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$69,641	$19,135	$175,981	$63,830
Less: Preferred dividends (1)	3,660	193	10,848	1,197
Add: Loss prior to reorganization attributable to DFH LLC members(2)	—	—	—	(1,244)
Net and comprehensive income attributable to common stockholders	$65,981	$18,942	$165,133	$63,877
Denominator
Weighted-average number of common shares outstanding - basic	92,760,013	92,521,482	92,760,013	92,521,482
Add: Common stock equivalent shares	15,526,420	173,715	12,357,221	137,396
Weighted-average number of shares outstanding - diluted	108,286,433	92,695,197	105,117,234	92,658,878
(1)For the diluted earnings per share calculation, $3.5 million and $10.2 million in preferred dividends associated with convertible preferred stock that are assumed to be converted have been added back to the numerator, for the three and nine months ended September 30, 2022, respectively.
(2)The Corporate Reorganization created the current capital structure of DFH, Inc. Therefore, the basic and diluted earnings per share for the nine months ended September 30, 2021, only include earnings subsequent to January 21, 2021, the date of the Corporate Reorganization.
Basic earnings per share is calculated by dividing net income attributable to DFH, Inc. for the period subsequent to the Corporate Reorganization, by the weighted-average number of shares of Class A common stock and Class B common stock outstanding for the period, which participate equally in their ratable ownership share of the Company. Diluted earnings per share has been calculated in a manner consistent with that of basic earnings per share, while giving effect to shares of potentially dilutive restricted stock grants outstanding during the period and the convertible preferred stock.

Table of Contents,
13.    Subsequent Events
The Company has evaluated subsequent events through the date the financial statements were issued and no additional matters were identified requiring recognition or disclosure in the financial statements.

Table of Contents,
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
Business Overview
We design, build and sell homes in high-growth markets, including Charlotte, Raleigh, Jacksonville, Orlando, Denver, the Washington D.C. metropolitan area, Austin, Dallas, and Houston. We employ an asset-light lot acquisition strategy with a focus on the design, construction and sale of single-family entry-level, first-time move-up and second-time move-up homes. To fully serve our homebuyer customers and capture ancillary business opportunities, we also offer title insurance and mortgage banking solutions primarily through our mortgage banking joint venture, Jet Home Loans, LLC (“Jet LLC”), which comprises our Jet Home Loans segment.
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
•Texas
•Austin, TX (legacy operations excluding MHI operations comprising Texas above), Savannah, GA, Bluffton and Hilton Head, SC, and Active Adult and Custom Homes in Jacksonville, FL (“Other”)
Since breaking ground on our first home on January 1, 2009 we have closed over 19,900 home sales through September 30, 2022 and have been profitable every year since inception.
During the three months ended September 30, 2022, we received 1,110 net new orders, a decrease of 191, or 15%, as compared to the 1,301 net new orders received for the three months ended September 30, 2021. For the three months ended September 30, 2022, we closed 1,542 homes, an increase of 626, or 68%, as compared to the 916 homes closed for the three months ended September 30, 2021. During the nine months ended September 30, 2022, we received 4,938 net new orders, an increase of 108, or 2%, as compared to the 4,830 net new orders received for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, we closed 4,562 homes, an increase of 1,648, or 57%, as compared to the 2,914 homes closed for the nine months ended September 30, 2021. As of September 30, 2022, our backlog of sold homes was 6,758 valued at $3.1 billion. In addition, as of September 30, 2022, we owned and controlled 44,774 lots. Our owned and controlled lot supply is a critical input to the future revenue of our business. We sell homes under the Dream Finders Homes, DF Luxury, H&H Homes, Century Homes and Coventry Homes brands.
During the three months ended September 30, 2022, housing demand was further impacted as rising mortgage rates created strains on affordability. In response to the negative effect on housing demand, we have introduced sales incentives primarily focused on mortgage buy down programs and continue to monitor sales traffic at the community level. Our asset-light business model, and conservative balance sheet management, allow us to effectively navigate market volatility.

Table of Contents,
Recent Developments
On October 10, 2022, the Company transferred the listing of its Class A common stock from the Nasdaq Global Select Market to the New York Stock Exchange. The Company's Class A common stock continues to trade under the stock symbol "DFH."

Key Results
Key financial results as of and for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021 (unless otherwise noted), were as follows:
•Revenues increased 116% to $786 million from $363 million.
•Net new orders decreased 15% to 1,110 from 1,301.
•Homes closed increased 68% to 1,542 from 916.
•Backlog of sold homes increased 50% to 6,758 from 4,520.
•Average sales price of homes closed increased 30% to $487,852 from $375,693.
•Gross margin as a percentage of homebuilding revenues increased to 18.6% from 16.0%.
•Adjusted gross margin (non-GAAP) as a percentage of homebuilding revenues increased to 24.9% from 21.8%.
•Net and comprehensive income increased 204% to $72 million from $24 million.
•Net and comprehensive income attributable to Dream Finders Homes, Inc. increased 264% to $70 million from $19 million.
•EBITDA (non-GAAP) as a percentage of total revenues increased to 12.5% from 8.2%.
•Active communities at September 30, 2022 increased to 197 from 107 at September 30, 2021.
•Return on participating equity was 50.3% for the trailing twelve months ended September 30, 2022, compared to 42.4% for the trailing twelve months ended September 30, 2021.
•Basic earnings per share was $0.71 and diluted earnings per share was $0.64, compared to $0.20 and $0.20, respectively.

Table of Contents,
Key financial results for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021 (unless otherwise noted), were as follows:
•Revenues increased 109% to $2,243 million from $1,072 million.
•Net new orders increased 2% to 4,938 from 4,830.
•Homes closed increased 57% to 4,562 from 2,914.
•Average sales price of homes closed increased 33% to $471,621 from $354,222.
•Gross margin as a percentage of homebuilding revenues increased to 19.0% from 15.9%.
•Adjusted gross margin (non-GAAP) as a percentage of homebuilding revenues increased to 25.0% from 22.3%.
•Net and comprehensive income increased 152% to $184 million from $73 million.
•Net and comprehensive income attributable to Dream Finders Homes, Inc. increased 176% to $176 million from $64 million.
•EBITDA (non-GAAP) as a percentage of total revenues increased to 12.4% from 9.7%.
•Basic earnings per share was $1.78 and diluted earnings per share was $1.67 compared to $0.69 and $0.69, respectively.
For reconciliations of the non-GAAP financial measures, including adjusted gross margin and EBITDA, to the most directly comparable GAAP financial measures, see “—Non-GAAP Financial Measures.”

Table of Contents,
Results of Operations
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
The following table sets forth our results of operations for the periods indicated:

	For the Three Months Ended September 30, (unaudited)
	2022	2021	Amount Change	% Change
Revenues:
Homebuilding	$783,945	$361,322	$422,623	117%
Other	1,724	1,662	62	4%
Total revenues	785,669	362,984	422,685	116%
Homebuilding cost of sales	638,456	303,387	335,069	110%
Selling, general and administrative expense	68,839	33,907	34,932	103%
Income from equity in earnings of unconsolidated entities	(5,137)	(1,373)	(3,764)	274%
Contingent consideration revaluation	2,641	602	2,039	339%
Other (income) expense, net	(1,124)	(1,232)	108	(9%)
Interest expense	5	14	(9)	(64%)
Income before taxes	81,989	27,679	54,310	196%
Income tax expense	(10,371)	(4,111)	(6,260)	152%
Net and comprehensive income	71,618	23,568	48,050	204%
Net and comprehensive income attributable to non-controlling interests	(1,977)	(4,433)	2,456	(55%)
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$69,641	$19,135	$50,506	264%

Earnings per share(1)
Basic	$0.71	$0.20	$0.51	255%
Diluted	$0.64	$0.20	$0.44	220%
Weighted-average number of shares
Basic	92,760,013	92,521,482	238,531	0%
Diluted	108,286,433	92,695,197	15,591,236	17%
Consolidated Balance Sheets Data (at period end):
Cash and cash equivalents	123,692	85,539	38,153	45%
Total assets	2,287,262	1,232,582	1,054,680	86%
Long-term debt	976,440	443,913	532,527	120%
Preferred mezzanine equity	155,830	154,893	937	1%
Common stock - Class A	323	323	—	100%
Common stock - Class B	602	602	—	100%
Additional paid-in capital	262,783	256,762	6,021	100%
Retained earnings	283,326	64,552	218,774	100%
Non-controlling interests	13,508	22,772	(9,264)	(41%)

Other Financial and Operating Data
Active communities at end of period(2)	197	107	90	84%
Home closings	1,542	916	626	68%
Average sales price of homes closed(3)	$487,852	$375,693	$112,159	30%
Net new orders	1,110	1,301	(191)	(15%)
Cancellation rate	25.5%	13.9%	11.6%	83%
Backlog (at period end) - homes	6,758	4,520	2,238	50%
Backlog (at period end, in thousands) - value	$3,137,243	$1,819,300	$1,317,943	72%
Gross margin (in thousands)(4)	$145,489	$57,936	$87,553	151%
Gross margin %(5)	18.6%	16.0%	2.6%	16%
Net profit margin %	8.9%	5.3%	3.6%	68%
Adjusted gross margin (in thousands)(6)	$195,042	$78,694	$116,348	148%
Adjusted gross margin %(5)	24.9%	21.8%	3.1%	14%
EBITDA (in thousands)(6)	$97,939	$29,776	$68,163	229%
EBITDA margin %(7)	12.5%	8.2%	4.3%	52%
Adjusted EBITDA (in thousands)(6)	$99,515	$31,248	$68,267	218%
Adjusted EBITDA margin %(7)	12.7%	8.6%	4.1%	48%

Table of Contents,

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
Revenues. Revenues for the three months ended September 30, 2022 were $786 million, an increase of $423 million, or 116%, from $363 million for the three months ended September 30, 2021. The increase in revenues was primarily attributable to an increase in home closings of 626 homes, or 68%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Our October 2021 acquisition of MHI contributed 550 home closings and $330 million in homebuilding revenues for the three months ended September 30, 2022. The average sales price of homes closed for the three months ended September 30, 2022 was $487,852, an increase of $112,159 or 30%, over an average sales price of homes closed of $375,693 for the three months ended September 30, 2021. The increase was due to a higher average sales price of homes closed within the MHI segment, as well as overall price appreciation, which increased at a higher pace than cost inflation.
Homebuilding Cost of Sales and Gross Margin. Homebuilding cost of sales for the three months ended September 30, 2022 was $638 million, an increase of $335 million, or 110%, from $303 million for the three months ended September 30, 2021. The increase in homebuilding cost of sales was primarily due to the increase in home closings for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Homebuilding gross margin for the three months ended September 30, 2022 was $145 million, an increase of $88 million, or 151%, from $58 million for the three months ended September 30, 2021. Homebuilding gross margin as a percentage of homebuilding revenues was 18.6% for the three months ended September 30, 2022, an increase of 260 basis points, or 16%, from 16.0% for the three months ended September 30, 2021. The increase in gross margin was due to price appreciation, which increased at a higher pace than cost inflation.
Adjusted Gross Margin. Adjusted gross margin for the three months ended September 30, 2022 was $195 million, an increase of $116 million, or 148%, from $79 million for the three months ended September 30, 2021. Adjusted gross margin as a percentage of homebuilding revenues for the three months ended September 30, 2022 was 24.9%, an increase of 310 basis points, or 14%, as compared to 21.8% for the three months ended September 30, 2021. The increase in adjusted gross margin is attributable to overall price appreciation ahead of cost inflation. Adjusted gross margin is a non-GAAP financial measure. For the definition of adjusted gross margin and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”
Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 2022 was $69 million, an increase of $35 million, or 103%, from $34 million for the three months ended September 30, 2021. The increase in selling, general and administrative expense was primarily due to higher closing volume and the inclusion of $30 million in expenses from the MHI segment for the third quarter of 2022. Selling, general and administrative expenses as a percentage of homebuilding revenues was 9% in the third quarter 2022, remaining consistent when compared to 9% in the year-ago quarter.

Table of Contents,
Income from Equity in Earnings and Unconsolidated Entities. Income from equity in earnings of unconsolidated entities for the three months ended September 30, 2022 was $5 million, an increase of $4 million, or 274%, as compared to $1 million for the three months ended September 30, 2021. The increase in income from equity in earnings of unconsolidated entities was largely attributable to $2 million of income from mortgage and title JVs acquired in conjunction with the MHI acquisition, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, which did not include the MHI acquisition.
Contingent Consideration Revaluation. Contingent consideration expense for the three months ended September 30, 2022 was $3 million, an increase of $2 million or 339%, as compared to $1 million for the three months ended September 30, 2021. The increase in contingent consideration expense is primarily due to fair value adjustments of future expected earn-out payments from the acquisition of MHI. The MHI acquisition occurred subsequent to the period ended September 30, 2021.
Other (Income) Expense, Net. Other income for the three months ended September 30, 2022 was $1 million, which remained consistent when compared to $1 million in other income for the three months ended September 30, 2021.
Net and Comprehensive Income. Net and comprehensive income for the three months ended September 30, 2022 was $72 million, an increase of $48 million, or 204%, from $24 million for the three months ended September 30, 2021. The increase in net and comprehensive income was primarily attributable to an increase in gross margin on homes closed of $88 million, or 151%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Net and Comprehensive Income Attributable to Dream Finders Homes, Inc. Net and comprehensive income attributable to Dream Finders for the three months ended September 30, 2022 was $70 million, an increase of $51 million, or 264%, from $19 million for the three months ended September 30, 2021. The increase was primarily attributable to the increase in home closings and gross margin. We closed 1,542 homes for the three months ended September 30, 2022, an increase of 626 units, or 68%, from the 916 homes closed for the three months ended September 30, 2021. Gross margin for the three months ended September 30, 2022 was $145 million, an increase of $88 million, or 151%, from $58 million for the three months ended September 30, 2021.

Table of Contents,
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The following table sets forth our results of operations for the periods indicated:

	For the Nine Months Ended September 30, (unaudited)
	2022	2021	Amount Change	% Change
Revenues:
Homebuilding	$2,237,648	$1,067,232	$1,170,416	110%
Other	5,221	4,588	633	14%
Total revenues	2,242,869	1,071,820	1,171,049	109%
Homebuilding cost of sales	1,812,746	898,013	914,733	102%
Selling, general and administrative expense	196,564	93,359	103,205	111%
Income from equity in earnings of unconsolidated entities	(11,431)	(4,230)	(7,201)	170%
Contingent consideration revaluation	11,875	5,762	6,113	106%
Other (income) expense, net	(1,815)	(8,385)	6,570	(78%)
Interest expense	31	672	(641)	(95%)
Income before taxes	234,899	86,629	148,270	171%
Income tax expense	(50,576)	(13,405)	(37,171)	277%
Net and comprehensive income	184,323	73,224	111,099	152%
Net and comprehensive income attributable to non-controlling interests	(8,342)	(9,394)	1,052	(11%)
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$175,981	$63,830	$112,151	176%

Earnings per share(1)
Basic	$1.78	$0.69	$1.09	158%
Diluted	$1.67	$0.69	$0.98	142%
Weighted-average number of shares
Basic	92,760,013	92,521,482	238,531	0%
Diluted	105,117,234	92,658,878	12,458,356	13%
Consolidated Balance Sheets Data (at period end):
Cash and cash equivalents	123,692	85,539	38,153	45%
Total assets	2,287,262	1,232,582	1,054,680	86%
Long-term debt	976,440	443,913	532,527	120%
Preferred mezzanine equity	155,830	154,893	937	1%
Common stock - Class A	323	323	—	100%
Common stock - Class B	602	602	—	100%
Additional paid-in capital	262,783	256,762	6,021	100%
Retained earnings	283,326	64,552	218,774	100%
Non-controlling interests	13,508	22,772	(9,264)	(41%)

Other Financial and Operating Data
Active communities at end of period(2)	197	107	90	84%
Home closings	4,562	2,914	1,648	57%
Average sales price of homes closed(3)	$471,621	$354,222	$117,399	33%
Net new orders	4,938	4,830	108	2%
Cancellation rate	18.6%	11.8%	6.8%	58%
Backlog (at period end) - homes	6,758	4,520	2,238	50%
Backlog (at period end, in thousands) - value	$3,137,243	$1,819,300	$1,317,943	72%
Gross margin (in thousands)(4)	$424,902	$169,219	$255,683	151%
Gross margin %(5)	19.0%	15.9%	3.1%	20%
Net profit margin %	7.9%	6.0%	1.9%	32%
Adjusted gross margin (in thousands)(6)	$560,329	$238,373	$321,956	135%
Adjusted gross margin %(5)	25.0%	22.3%	2.7%	12%
EBITDA (in thousands)(6)	$277,098	$103,488	$173,610	168%
EBITDA margin %(7)	12.4%	9.7%	2.7%	28%
Adjusted EBITDA (in thousands)(6)	$281,918	$108,760	$173,158	159%
Adjusted EBITDA margin %(7)	12.6%	10.1%	2.5%	25%
See notes (1) to (7) on page 25.

Table of Contents,

Revenues. Revenues for the nine months ended September 30, 2022 were $2,243 million, an increase of $1,171 million, or 109%, from $1,072 million for the nine months ended September 30, 2021. The increase in revenues was primarily attributable to an increase in home closings of 1,648 homes, or 57%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Our October 2021 acquisition of MHI contributed 1,560 home closings and $910 million in homebuilding revenues for the nine months ended September 30, 2022. The average sales price of homes closed for the nine months ended September 30, 2022 was $471,621, an increase of $117,399 or 33%, over an average sales price of homes closed of $354,222 for the nine months ended September 30, 2021. The increase was due to a higher average sales price of homes closed within the MHI segment, as well as overall price appreciation higher than cost inflation.
Homebuilding Cost of Sales and Gross Margin. Homebuilding cost of sales for the nine months ended September 30, 2022 was $1,813 million, an increase of $915 million, or 102%, from $898 million for the nine months ended September 30, 2021. The increase in homebuilding cost of sales was primarily due to the increase in home closings for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Homebuilding gross margin for the nine months ended September 30, 2022 was $425 million, an increase of $256 million, or 151%, from $169 million for the nine months ended September 30, 2021. Homebuilding gross margin as a percentage of homebuilding revenues was 19.0% for the nine months ended September 30, 2022, an increase of 310 basis points, or 20%, from 15.9% for the nine months ended September 30, 2021. The increase in gross margin was due to overall price appreciation, which increased at a higher pace than cost inflation.
Adjusted Gross Margin. Adjusted gross margin for the nine months ended September 30, 2022 was $560 million, an increase of $322 million, or 135%, from $238 million for the nine months ended September 30, 2021. Adjusted gross margin as a percentage of homebuilding revenues for the nine months ended September 30, 2022 was 25.0%, an increase of 270 basis points, or 12%, as compared to 22.3% for the nine months ended September 30, 2021. The increase in adjusted gross margin is attributable to overall price appreciation, which increased at a higher pace than cost inflation. Adjusted gross margin is a non-GAAP financial measure. For the definition of adjusted gross margin and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”
Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 2022 was $197 million, an increase of $103 million, or 111%, from $93 million for the nine months ended September 30, 2021. The increase in selling, general and administrative expense was primarily due to higher closing volume and the inclusion of $82 million in expenses from MHI for the first nine months of 2022. Selling, general and administrative expenses as a percentage of homebuilding revenues for the nine months ended September 30, 2022 was 9%, remaining consistent when compared to 9% in the year-ago quarter.
Income from Equity in Earnings and Unconsolidated Entities. Income from equity in earnings of unconsolidated entities for the nine months ended September 30, 2022 was $11 million, an increase of $7 million, or 170%, as compared to $4 million for the nine months ended September 30, 2021. The increase in income from equity in earnings of unconsolidated entities was largely attributable to $5 million of income from mortgage and title JVs acquired in conjunction with the MHI acquisition, for the nine months ended September 30, 2022, which was not included in the nine months ended September 30, 2021.
Contingent Consideration Revaluation. Contingent consideration expense for the nine months ended September 30, 2022 was $12 million, an increase of $6 million or 106%, as compared to $6 million for the nine months ended September 30, 2021. The contingent consideration adjustment increased for the three and nine months ended September 30, 2022 due to the MHI acquisition, which had not yet occurred as of September 30, 2021. As a result of the acquisition, we recorded a $95 million liability within the opening balance sheet, representing the present value of the expected earn-out payments over the earnout period, concluding 48 months post-acquisition.

Contingent consideration liabilities are impacted by various inputs and estimates in addition to the fair value accretion, including: (i) updates to the discount rate used quarterly, (ii) changes to current year assumptions based on year to date actual results, (iii) changes to future year’s forecast assumptions, which are affected by macro-economic conditions and local market conditions, as well as management actions including capital allocation, growth plans, and restructuring, and (iv) contractual modifications that may merit additional adjustments to final pre-tax income prior to the calculation of the annual earn out payments. The change in estimates used to calculate the contingent consideration adjustment could be material at times and could potentially fluctuate from expense or income. Our policy is to separately disclose the impact of contingent consideration liability adjustments on the face of the Income Statement.

Table of Contents,
Other (Income) Expense, Net. Other income for the nine months ended September 30, 2022 was $2 million, as compared to $8 million in other income, a decrease of $7 million or 78% for the nine months ended September 30, 2021. The decrease in other income, net is primarily due to the forgiveness of the Company's $7.2 million Paycheck Protection Program ("PPP") loan included in the previous period ended September 30, 2021, which did not repeat in the current period ended.
Net and Comprehensive Income. Net and comprehensive income for the nine months ended September 30, 2022 was $184 million, an increase of $111 million, or 152%, from $73 million for the nine months ended September 30, 2021. The increase in net and comprehensive income was primarily attributable to an increase in gross margin on homes closed of $256 million, or 151%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.
Net and Comprehensive Income Attributable to Dream Finders Homes, Inc. Net and comprehensive income attributable to Dream Finders for the nine months ended September 30, 2022 was $176 million, an increase of $112 million, or 176%, from $64 million for the nine months ended September 30, 2021. The increase was primarily attributable to the increase in home closings and gross margin. We closed 4,562 homes for the nine months ended September 30, 2022, an increase of 1,648 units, or 57%, from the 2,914 homes closed for the nine months ended September 30, 2021. Gross margin for the nine months ended September 30, 2022 was $425 million, an increase of $256 million, or 151%, from $169 million for the nine months ended September 30, 2021.
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
The following table presents a reconciliation of adjusted gross margin to the GAAP financial measure of gross margin for each of the periods indicated (unaudited and in thousands, except percentages):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Gross margin(1)	$145,489	$57,936	$424,902	$169,219
Interest expense in homebuilding cost of sales	14,470	5,600	36,107	21,240
Amortization in homebuilding cost of sales(3)	601	—	6,422	1,621
Commission expense	34,482	15,158	92,898	46,293
Adjusted gross margin	$195,042	$78,694	$560,329	$238,373
Gross margin %(2)	18.6%	16.0%	19.0%	15.9%
Adjusted gross margin %(2)	24.9%	21.8%	25.0%	22.3%
(1)Gross margin is homebuilding revenues less homebuilding cost of sales.
(2)Calculated as a percentage of homebuilding revenues.
(3)Includes purchase accounting adjustments, as applicable.

Table of Contents,
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
The following table presents a reconciliation of EBITDA and adjusted EBITDA to the GAAP financial measure of net income for each of the periods indicated (unaudited and in thousands, except percentages):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$69,641	$19,135	$175,981	$63,830
Interest income	(35)	—	(108)	(4)
Interest expensed in cost of sales	14,470	5,600	36,107	21,240
Interest expense	5	14	31	672
Income tax expense	10,371	4,112	50,576	13,406
Depreciation and amortization	3,487	915	14,511	4,344
EBITDA	$97,939	$29,776	$277,098	$103,488
Stock-based compensation expense	1,576	1,472	4,820	5,272
Adjusted EBITDA	$99,515	$31,248	$281,918	$108,760
EBITDA margin %(1)	12.5%	8.2%	12.4%	9.7%
Adjusted EBITDA margin %(1)	12.7%	8.6%	12.6%	10.1%
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
Net new orders are new orders or sales (gross) for the purchase of homes during the period, less cancellations of existing purchase contracts during the period. Sales to investors that intend to lease the homes are recognized when the Company has received a non-refundable deposit. Our cancellation rate for a given period is calculated as the total number of new (gross) sales purchase contracts canceled during the period, divided by the total number of new (gross) sales contracts entered into during the period. Our cancellation rate for the three months ended September 30, 2022 was 25.5%, an increase of 1,160 basis points when compared to the 13.9% cancellation rate for the three months ended September 30, 2021. Our cancellation rate for the nine months ended September 30, 2022 was 18.6%, an increase of 680 basis points compared to the 11.8% cancellation rate for the nine months ended September 30, 2021. During the third quarter of 2022, demand further tightened in response to additional increases in mortgage rates. The market's reaction to the deteriorating economic conditions negatively affected net new orders and continues to have an impact in the cancellation rate for the Company. The year to date cancellation rate remains within the Company’s pre-pandemic range of historical cancellation rates.

Table of Contents,
The following tables present information concerning our new home sales (net), starts and closings in each of our homebuilding segments for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,						Period Over Period Percent Change
	2022			2021
Segment	Sales	Starts	Closings	Sales	Starts	Closings	Sales	Starts	Closings
Jacksonville	414	301	265	545	327	305	-24%	-8%	-13%
Colorado	21	111	65	44	71	60	-52%	56%	8%
Orlando	215	333	129	222	124	123	-3%	169%	5%
DC Metro	27	80	33	14	24	32	93%	233%	3%
The Carolinas	139	162	333	362	483	249	-62%	-66%	34%
Texas (1)	239	355	550	—	—	—	—	—	—
Other(2)	55	95	167	114	275	147	-52%	-65%	14%
Grand Total	1,110	1,437	1,542	1,301	1,304	916	-15%	10%	68%

	For the Nine Months Ended September 30,						Period Over Period Percent Change
	2022			2021
Segment	Sales	Starts	Closings	Sales	Starts	Closings	Sales	Starts	Closings
Jacksonville	1,331	1,277	911	1,412	1,109	865	-6%	15%	5%
Colorado	162	326	204	210	253	141	-23%	29%	45%
Orlando	503	896	335	831	462	431	-39%	94%	-22%
DC Metro	171	209	69	86	105	91	99%	99%	-24%
The Carolinas	621	825	936	1,506	1,480	907	-59%	-44%	3%
Texas (1)	1,374	1,597	1,560	—	—	—	—	—	—
Other(2)	776	430	547	785	869	479	-1%	-51%	14%
Grand Total	4,938	5,560	4,562	4,830	4,278	2,914	2%	30%	57%
(1)MHI was acquired on October 1, 2021.
(2)Austin, Savannah, Village Park Homes, Active Adult and Custom Homes. Austin refers to legacy DFH operations, exclusive of MHI. See Note 9, Segment Reporting, to our condensed consolidated financial statements for further explanation of our reportable segments.
Our “backlog” consists of homes under a purchase contract that are signed by homebuyers who have met the preliminary criteria to obtain mortgage financing but such home sales to end buyers have not yet closed or that are signed by third-party investors who have placed a non-refundable deposit. Ending backlog represents the number of homes in backlog from the previous period plus the number of net new orders generated during the current period minus the number of homes closed during the current period. Our backlog at any given time will be affected by cancellations and the number of our active communities. Homes in backlog are generally closed within one to six months, although we may experience cancellations of purchase contracts at any time prior to such home closings. Sustained supply chain challenges during 2022 could have temporarily elongated cycle times impacting the Company's backlog turnover rate. In addition, certain sales to investors that intend to lease the homes may be delivered over a longer duration. It is important to note that net new orders, backlog and cancellation metrics are operational, rather than accounting data, and should be used only as a general gauge to evaluate performance. Backlog may be impacted by customer cancellations for various reasons that are beyond our control, and, in light of our minimal required deposit, there is little negative impact to the potential homebuyer from the cancellation of the purchase contract.

Table of Contents,
The following tables present information concerning our new orders, cancellation rate and ending backlog for the periods and as of dates set forth below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net New Orders	1,110	1,301	4,938	4,830
Cancellation Rate	25.5%	13.9%	18.6%	11.8%

	As of September 30,
	2022	2021
Ending Backlog - Homes	6,758	4,520
Ending Backlog - Value (in thousands)	$3,137,243	$1,819,300
Land Acquisition Strategy and Development Process
We operate an asset-light and capital-efficient lot acquisition strategy and generally seek to avoid engaging in land development, which requires significant capital expenditures and can take several years to realize returns on the investment. Our strategy is intended to avoid the financial commitments and risks associated with direct land ownership and land development by allowing us to control a significant number of lots for a relatively low capital cost. We primarily employ two variations of our asset-light land financing strategy, finished lot option contracts and land bank option contracts, pursuant to which we secure the right to purchase finished lots at market prices by paying deposits based on the aggregate purchase price of the finished lots (typically 10% for finished lot option and land bank option contracts) and, in the case of land bank option contracts, any related interest and fees paid to the land bank partner.
As of September 30, 2022, our lot deposits in finished lot option and land bank option contracts were $291 million. As of September 30, 2022, we controlled 38,585 lots under lot option and land bank option contracts.
Owned and Controlled Lots
The following table presents our owned finished lots purchased just in time for production and controlled lots by homebuilding segment as of September 30, 2022 and December 31, 2021:

	As of September 30,			As of December 31,
	2022			2021
Segment	Owned (2)	Controlled	Total	Owned	Controlled	Total	% Change
Jacksonville	1,132	9,277	10,409	774	10,311	11,085	-6%
Colorado	305	6,347	6,652	152	4,883	5,035	32%
Orlando	1,043	4,763	5,806	537	5,487	6,024	-4%
DC Metro	214	1,688	1,902	97	1,680	1,777	7%
The Carolinas	1,220	5,481	6,701	1,452	5,196	6,648	1%
Texas	1,509	6,628	8,137	1,569	6,304	7,873	3%
Other(1)	766	4,401	5,167	764	4,634	5,398	-4%
Grand Total	6,189	38,585	44,774	5,345	38,495	43,840	2%
(1)Austin, Savannah, Village Park Homes, Active Adult and Custom Homes. Austin refers to legacy DFH operations exclusive of MHI. See Note 9, Segment Reporting, to our condensed consolidated financial statements for further explanation of our reportable segments.
(2)As of September 30, 2022, 5,334 of the 6,189 owned lots were completed or under construction. The remaining lots are ready for construction.

Table of Contents,
Owned Real Estate Inventory Status
The following table presents our owned real estate inventory status as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022	As of December 31, 2021
	% of Owned Real Estate Inventory	% of Owned Real Estate Inventory
Construction in process and finished homes (1)	91%	92%
Company owned land and lots (2)	9%	8%
Total	100%	100%
(1)Represents our owned homes that are completed or under construction, including sold, spec and model homes.
(2)Represents finished lots purchased just-in-time for production and capitalized costs related to land under development held by third-party land bank partners, including lot option fees, property taxes and due diligence. Land and lots from consolidated joint ventures are excluded.
Our Active Communities
We define an active community as a community where we have recorded five net new orders or a model home is currently open to customers. A community is no longer active when we have less than five home sites to sell to customers. Active community count is an important metric to forecast future net new orders for our business. As of September 30, 2022, we had 197 active communities, an increase of 90 communities, or 84%, as compared to 107 active communities as of September 30, 2021. Our active community count excludes communities under the Company’s built-for-rent contracts, as all sales to investors occur at one point in time and these communities would have no home sites remaining to sell. As of September 30, 2022, the Company had 31 built-for-rent active communities, which comprised approximately 34% of the homes in the Company’s backlog.
Our Mortgage Banking Business
For the three months ended September 30, 2022, our mortgage banking joint venture, Jet LLC, originated and funded 507 home loans with an aggregate principal amount of approximately $188 million as compared to 556 home loans with an aggregate principal amount of approximately $182 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, our mortgage banking joint venture, Jet LLC, originated and funded 1,657 home loans with an aggregate principal amount of approximately $604 million as compared to 1,565 home loans with an aggregate principal amount of approximately $501 million for the nine months ended September 30, 2021. For the three months ended September 30, 2022 and 2021, respectively, Jet LLC had net income of approximately $2 million and $3 million. For the nine months ended September 30, 2022 and 2021, respectively, Jet LLC had net income of approximately $8 million and $8 million. Our interest in Jet LLC is accounted for under the equity investment method and is not consolidated in our condensed consolidated financial statements, as we do not control and are not deemed the primary beneficiary of the variable interest entity (“VIE”). See Note 7, Variable Interest Entities and Investments in Other Entities, to our condensed consolidated financial statements for a description of our joint ventures, including those determined to be VIEs and the related accounting treatment.
Costs of Building Materials and Labor
Our cost of sales includes the acquisition and finance costs of homesites or lots, municipality fees, the costs associated with obtaining building permits, materials and labor to construct the home, interest costs for construction loans, internal and external realtor commissions and other miscellaneous closing costs. Homesite costs range from 20-30% of the average cost of a home. Building materials range from 40-50% of the average cost to build the home, labor ranges from 25-30% of the average cost to build the home, and interest, commissions and closing costs range from 5-10% of the average cost to build the home.

Table of Contents,
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
Liquidity and Capital Resources
Overview
We generate cash from the sale of our inventory and we intend to re-deploy the net cash generated from the sale of inventory to acquire and control land and further grow our operations year over year. We believe that our sources of liquidity are sufficient to satisfy our current commitments. We also maintain our Amended and Restated Credit Agreement with a syndicate of lenders providing for a senior unsecured revolving credit facility, which currently has an aggregate commitment of up to $1.1 billion and matures on June 2, 2025. As of September 30, 2022, we had $124 million in cash and cash equivalents, excluding $38 million of restricted cash. Additionally, the Company had $150 million of availability under the Amended and Restated Credit Agreement for a total of $274 million in total liquidity. Certain of our subsidiaries guaranteed the Company’s obligations under the Amended and Restated Credit Agreement.

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
We actively enter into finished lot option contracts by placing deposits with land sellers of typically 10% of the aggregate purchase price of the finished lots. When entering into these contracts, we also agree to purchase finished lots at predetermined time frames and quantities that match our expected selling pace in the community.

Table of Contents,
We also enter into land development arrangements with land sellers, land developers and land bankers. We typically provide a lot deposit of 10% of the total investment required to develop lots that we will have the option to acquire in the future. In these transactions, we also incur lot option fees that have historically been 15% or less of the outstanding capital balance held by the land banker. The initial investment and lot option fees require our ability to allocate liquidity resources to projects that will not materialize into cash inflows or operating income in the near term. The above cash strategies allow us to maintain adequate lot supply in our existing markets and support ongoing growth and profitability. Although currently there is economic uncertainty that is impacting the homebuilding industry, we continue to operate in geographic regions with consistent increases in the demand for new homes and constrained lot supply compared to population and job growth trends. We intend to continue to reinvest our earnings into our business and focus on expanding our operations. In addition, as the opportunity to purchase finished lots in desired locations becomes increasingly more limited and competitive, we are committed to allocating additional liquidity to land bank deposits on land development projects, as this strategy mitigates the risks associated with holding undeveloped land on our balance sheet, while allowing us to control adequate lot supply in our key markets to support forecasted growth. As of September 30, 2022, our lot deposits and investments related to finished lot option contracts and land bank option contracts were $291 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	For the Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(276,335)	$(118,472)
Net cash used in investing activities	(4,025)	(24,513)
Net cash provided by financing activities	160,770	329,836
Net cash used in operating activities was $276 million for the nine months ended September 30, 2022, as compared to $118 million of net cash used in operating activities for the nine months ended September 30, 2021. The change in net cash used in operating activities was primarily driven by an increase in inventories partially offset by the increase in net income generated on home closings for the nine months ended September 30, 2022.
Net cash used in investing activities was $4 million for the nine months ended September 30, 2022, as compared to $25 million of cash used in investing activities for the nine months ended September 30, 2021. The change in net cash used in investing activities was primarily attributable to the acquisition of Century Homes during the first quarter of 2021 compared to no acquisitions in the first nine months of 2022.
Net cash provided by financing activities was $161 million for the nine months ended September 30, 2022, as compared to $330 million of cash provided by financing activities for the nine months ended September 30, 2021. The change in net cash provided by financing activities was primarily attributable to the Corporate Reorganization, which included IPO net proceeds of $130 million, no such transaction occurred in the first nine months of 2022.
Credit Facilities, Letters of Credit, Surety Bonds and Financial Guarantees
As of September 30, 2022, under our Amended and Restated Credit Agreement, we had a maximum availability of $1.1 billion, an outstanding balance of $975 million, and we could borrow an additional $150 million. As of December 31, 2021, we had total outstanding borrowings of $760 million under our credit agreement prior to its amendment and restatement, and an additional $8 million in letters of credit with the lenders, such that we could borrow an additional $49 million under the agreement. As of September 30, 2022, we were in compliance with the covenants set forth in our Amended and Restated Credit Agreement.
We enter into surety bonds and letters of credit arrangements with local municipalities, government agencies and land developers. These arrangements relate to certain performance-related obligations and serve as security for certain land option agreements. As of September 30, 2022, we had outstanding letters of credit and surety bonds totaling $1 million and $82 million, respectively.

Table of Contents,
Series B Preferred Units
Following the Corporate Reorganization and upon completion of the IPO, MOF II DF Home LLC and PhenixFin Investment Holdings LLC continue to hold the Series B preferred units of DFH LLC. As such, they have certain rights and preferences with regard to DFH LLC that holders of our Class A common stock do not have. The series B preferred units are not convertible into the Company's common stock.

The Series B preferred units shall automatically be deemed to be cancelled when a holder of a Series B preferred unit receives aggregate distributions from DFH LLC on a Series B preferred unit equal to the sum of (i) $1,000 per unit and (ii) the unreturned capital contributions per unit plus an 8% per annum cumulative preferred return (the “Series B Distribution Amount”).

In the event of a liquidation or dissolution of DFH LLC, the holders of Series B preferred units shall have preference over our membership interest in DFH LLC to receive the Series B Distribution Amount. Further, in the event of (i) a sale of substantially all of DFH LLC’s assets or (ii) a merger or reorganization resulting in the members of DFH LLC immediately prior to such transaction no longer beneficially owning at least 50% of the voting power of DFH LLC, and DFH LLC does not distribute the Series B Distribution Amount within 90 days of such event, the holders of the Series B preferred units may demand redemption of their Series B preferred units at a price equal to the Series B Distribution Amount (less prior distributions on such shares).
Series C Preferred Units
On January 27, 2021, we redeemed all 26,000 outstanding Series C preferred units of DFH LLC at a redemption price of $26 million, including accrued unpaid preferred distributions.
Convertible Preferred Stock
On September 29, 2021, we sold 150,000 shares of newly-created Convertible Preferred Stock with an initial liquidation preference of $1,000 per share and a par value of $0.01 per share, for an aggregate purchase price of $150 million. We used the proceeds from the sale of the Convertible Preferred Stock to partially fund the MHI acquisition and for general corporate purposes. Pursuant to the Certificate of Designations, the Convertible Preferred Stock ranks senior to the Class A and B common stock with respect to dividends and distributions on liquidation, winding-up and dissolution. Accordingly, upon liquidation, dissolution or winding up of the Company, each share of Convertible Preferred Stock is entitled to receive the initial liquidation preference of $1,000 per share, subject to adjustment, plus all accrued and unpaid dividends thereon. Refer to Note 6 to the condensed consolidated financial statements herein and Note 9 to the consolidated financial statements within our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for further details on the terms.
Off-Balance Sheet Arrangements
Asset-Light Lot Acquisition Strategy
We operate an asset-light and capital-efficient lot acquisition strategy and generally seek to avoid engaging in land development. We primarily employ two variations of our asset-light land financing strategy, finished lot option contracts and land bank option contracts, pursuant to which we secure the right to purchase finished lots at market prices from various land sellers and land bank partners by paying deposits based on the aggregate purchase price of the finished lots. The deposits required are typically 10% or less for finished lot option and land bank option contracts.
As of September 30, 2022, we controlled 38,585 lots through finished lot option contracts and land bank option contracts. Our entire risk of loss pertaining to the aggregate purchase price of contractual commitments resulting from our non-performance under our finished lot option contracts and land bank option contracts is limited to approximately $291 million in lot deposits as of September 30, 2022. In addition, we have capitalized costs of $122 million relating to our off-balance sheet arrangements and land development due diligence.

Table of Contents,
Surety Bonds and Letters of Credit
We enter into letters of credit and surety bond arrangements with local municipalities, government agencies and land developers. These arrangements relate to certain performance-related obligations and serve as security for certain land option agreements. As of September 30, 2022, we had outstanding letters of credit and surety bonds totaling $1 million and $82 million, respectively. We believe we will fulfill our obligations under the related arrangements and do not anticipate any material losses under these letters of credit or surety bonds.
Contractual Obligations
As of September 30, 2022, there have been no material changes to our contractual obligations appearing in the “Contractual Obligations, Commitments and Contingencies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
We believe that there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2022 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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

Table of Contents,
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

Table of Contents,
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

Interest on base rate advances borrowed under the Amended and Restated Credit Agreement is payable in arrears on a monthly basis. Interest on each Term SOFR/Letter of Credit Rate rate advances borrowed under the Amended and Restated Credit Agreement is payable in arrears at the end of the interest period applicable to such advance, or, if less than such interest period, three months after the beginning of such interest period. The Company pays the lenders a commitment fee on the amount of the unused commitments on a quarterly b asis at a rate per annum that will vary from 0.20% to 0.30% depending on the Company’s debt to capitalization ratio.

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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer identified three material weaknesses in our internal control over financial reporting. We did not document the design or operation of an effective control environment commensurate with the financial reporting requirements of an SEC registrant. Specifically, we did not design and maintain adequate formal documentation of certain policies and procedures, controls over the segregation of duties within our financial reporting function and controls over the preparation and review of journal entries. In addition, we did not design or maintain effective control activities that contributed to the following additional material weaknesses; we did not design control activities to adequately address identified risks, evidence of performance, or operate at a sufficient level of precision that would identify material misstatements to our financial statements and we did not design and maintain effective controls over certain IT general controls for information systems that are relevant to the preparation of our financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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

Table of Contents,
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
•Designed and implemented controls to address the entity level and financial reporting risks identified.
•Implemented a formal testing program to evaluate the design and operating effectiveness of key internal controls.
•Although we have implemented and tested the design of our controls as detailed in our remediation plan above, as of September 30, 2022, the controls have not been in place and operating for a sufficient period to evaluate if the material weaknesses have been remediated.
While we believe these efforts will improve our internal control over financial reporting and address the underlying causes of the material weaknesses, such material weaknesses will not be remediated until our remediation plan has been completed, and we have concluded that our controls are operating effectively for a sufficient period of time.
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
Changes in Internal Controls
Except as set forth above, there was no change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Table of Contents,
ITEM 1A. RISK FACTORS
There are numerous factors that affect our business and results of operations, many of which are beyond our control. Refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which contains descriptions of significant risks that have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021—as updated by the risk factor disclosed in Part II - Item 1A of our Quarterly Report for the quarter ended March 31, 2022—other than the effect of inflation and increased interest rates in the current environment, which are discussed in the Business Overview section of Management's Discussion and Analysis of Financial Condition and Results of Operations above.
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

Table of Contents,
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dream Finders Homes, Inc.

Date:	November 3, 2022	/s/ Patrick O. Zalupski
Patrick O. Zalupski President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

	November 3, 2022	/s/ L. Anabel Fernandez
L. Anabel Fernandez Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)