Form 10-K
period 2022-12-31
Dream Finders Homes, Inc.
filed 2023-03-02
CIK 1825088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________to_________.
Commission file number 001-39916
___________________________________________
DREAM FINDERS HOMES, INC.
(Exact name of registrant as specified in its charter)

Delaware	85-2983036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14701 Philips Highway, Suite 300, Jacksonville, FL	32256
(Address of principal executive offices)	(Zip code)

(904) 644-7670
(Registrant’s Telephone Number, Including Area Code)
___________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered

Class A Common Stock, par value $0.01 per share	DFH	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
___________________________________________
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant was approximately $205.6 million based on the closing price of such stock on June 30, 2022 (the last business day of the registrant’s second fiscal quarter) as reported on the Nasdaq Global Select Market.
As of March 2, 2023, there were 32,768,059 shares of the registrant’s Class A common stock, par value $0.01 per share, issued and outstanding and 60,226,153 shares of the registrant’s Class B common stock, par value $0.01 per share, issued and outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

DREAM FINDERS HOMES, INC.
2022 FORM 10-K ANNUAL REPORT
i

PART I
Explanatory Note
Unless otherwise indicated or the context requires, “DFH,” “Dream Finders,” the “Company,” “we,” “our” and “us” refer collectively to Dream Finders Homes, Inc. and its subsidiaries.
ITEM 1.    BUSINESS
Company Overview
We design, build and sell homes in high-growth markets, including Charlotte, Raleigh, Jacksonville, Orlando, Denver, the Washington D.C. metropolitan area, Austin, Dallas and Houston. We sell homes under the Dream Finders Homes, DF Luxury, Craft Homes and Coventry Homes brands. We employ an asset-light land acquisition strategy with a focus on the design, construction and sale of single-family entry-level, first-time move-up and second-time move-up homes. To fully serve our homebuyer customers and capture ancillary business opportunities, we also offer title insurance through DF Title, LLC, doing business as Golden Dog Title & Trust (“DF Title”) and mortgage banking solutions primarily through our mortgage banking joint venture, Jet Home Loans, LLC (“Jet LLC”), which comprises our Jet Home Loans segment.
Since breaking ground on our first home on January 1, 2009, we have closed over 22,200 homes through December 31, 2022 and have been profitable every year since inception.
The following is a summary of our history:
2009 – Began operations building homes in the Jacksonville, Florida market
2013 – Entered the Savannah, Georgia market
2014 – Entered the Denver, Colorado market
2015 – Entered the Austin, Texas and Orlando, Florida markets
2017 – Entered the Washington D.C. metropolitan area, with a particular focus on the Northern Virginia and Maryland markets (“DC Metro”)
2019 – Entered the Hilton Head and Bluffton, South Carolina markets with our acquisition of Village Park Homes, LLC (“Village Park Homes” or “VPH”)
2020 – Entered the Charlotte, Fayetteville, Raleigh, Piedmont Triad (consisting of Greensboro, High Point and Winston-Salem, North Carolina) and Wilmington, North Carolina and Myrtle Beach, South Carolina markets with our acquisition of the homebuilding business of H&H Constructors of Fayetteville, LLC, a North Carolina limited liability company (“H&H”)
January 2021 – Completed our initial public offering (“IPO”) and expanded our presence in the Orlando, Florida market with our acquisition (the “Century Acquisition”) of Century Homes Florida, LLC (“Century Homes”)
October 2021 – Significantly increased our operations in the Austin, Texas metro area and expanded into the Texas markets of Houston, Dallas and San Antonio with our acquisition of privately held Texas homebuilder McGuyer Homebuilders, Inc. and related affiliates (“MHI”)
Operating Segments
We select the geographic markets in which we operate our homebuilding business through a rigorous selection process based on our evaluation of positive population and employment growth trends, favorable migration patterns, attractive housing affordability, low state and local income taxes and desirable lifestyle and weather characteristics.

Our operations are currently organized into seven segments: Jacksonville, Orlando, Colorado, Texas, The Carolinas, Jet Home Loans and Other. See Note 9, Segment Reporting, to our consolidated financial statements. Our Jacksonville segment primarily consists of our Jacksonville, Florida homebuilding operations. Our Orlando segment primarily consists of our Orlando, Florida homebuilding operations. Our Colorado segment primarily consists of our greater Denver homebuilding operations. Our Texas segment consists of our homebuilding operations in Austin, Dallas, Houston and San Antonio, Texas. The Carolinas segment consists of our homebuilding operations in Charlotte, Fayetteville, Raleigh, the Triad (consisting of Greensboro, High Point and Winston-Salem, North Carolina) and Wilmington, North Carolina, and Myrtle Beach, South Carolina. Our Jet Home Loans segment consists of our mortgage operations conducted primarily through our mortgage banking joint venture, Jet LLC. Our Other segment primarily consists of our homebuilding operations in Austin, Texas, Hilton Head and Bluffton, South Carolina, Savannah, Georgia and DC Metro, as well as our Active Adult and Custom Luxury Homes divisions in Jacksonville, and our title insurance brokerage business, DF Title, LLC. The Other operations in Austin, Texas include legacy homebuilding operations outside of those acquired from MHI.
As a result of our recent business acquisitions and organic growth in the last few years, our footprint in the contiguous United States continues to evolve. Likewise, management’s evaluation of our operating structure is on-going. Management will restructure or reorganize, as needed, to achieve optimal growth and oversight for the business.
Asset-Light Business Strategy
We operate an asset-light and capital-efficient lot acquisition strategy to meet our growth objectives. We generally seek to avoid engaging in land development, which requires significant capital expenditures, and can take several years to realize returns on the investment. Our asset-light lot acquisition strategy generally enables us to purchase land in a “just-in-time” manner in both new and existing markets with reduced up-front capital commitments, and, in turn, allows us to increase our inventory turnover rate, enhance our return on equity and contributes to our growth. Our strategy is intended to avoid the financial commitments and risks associated with direct land ownership and land development by allowing us to increase optionality and control a significant number of lots for a relatively low capital cost. We believe our asset-light business model reduces our balance sheet risk relative to other homebuilders that own a higher percentage of their land supply. Refer to “—Land Acquisition and Development Process” for a detailed discussion of how we employ our strategy.
Land Acquisition and Development Process
Locating and analyzing attractive land positions is a critical challenge for any homebuilder. We remain focused on controlling as many quality land positions as possible while minimizing up-front capital outlay. Our land selection process begins with key economic drivers, such as demographic trends and employment growth. We typically pursue opportunities more aggressively in our markets that generate the greatest returns, while proceeding more cautiously in our markets where we have plans in process to improve our operational efficiencies.
While our land selection process is driven mainly by the local division leadership, the land sourcing process, including final approval to move forward with a project, is a collaboration involving both the local division and corporate leadership, including our President and Chief Executive Officer. This team effort ensures that we leverage experience and resources throughout the organization for a thoughtful and strategic execution of every new land acquisition. Our company-wide emphasis on continually developing new and existing relationships with land sellers, developers and land bank partners acts to further enhance this strategy. Our management team leads by example in fostering our culture of external relationship building by taking an active, personal role in communications with land sellers and developers—an approach that we believe differentiates us from similarly situated homebuilders. Our multilevel cooperation allows us to remain flexible and react quickly to changing markets or project-specific conditions, and maximize the potential of each new land opportunity. We believe our experience, top-down emphasis on relationship building with land market participants and collaborative involvement of local and corporate management in the land sourcing and acquisition process enables us to identify the ideal developers and efficiently source and secure options to control and close acquisitions of lots to meet our growth needs while mitigating risk.
We primarily employ two variations of our asset-light land financing strategy—finished lot option contracts and land bank option contracts—pursuant to which we secure the right to purchase finished lots at predetermined fixed contractual pricing from various land developers, land sellers and land bank partners. Finished lot option contracts are generally entered into with the land seller between six months and one year in advance of completion of the land development. Pursuant to our finished lot option contracts, the lots are offered to us for purchase on a rolling basis, on a timeline that is designed to mirror our expected home sales pace.

When a land seller desires to sell finished lots in bulk or does not wish to develop finished lots, we often enter into land bank option contracts with land bank partners who fund any required land acquisition and land development costs and sell the finished lots to us over a period of time. These option contracts generally allow us, at our option, to forfeit our right to purchase the lots controlled within an option contract for any reason, and our sole legal obligation and economic loss as a result of such forfeitures is limited to the amount of the deposits paid pursuant to such option contracts, and, in the case of land bank option contracts, any related lot option fees paid to the land bank partner, any potential performance obligations, management of the land development to completion and any cost overruns relative to the project. We typically provide lot deposits in the range of 5% to 10% of the land purchase price. Lot option fees are based on the outstanding capital balance held by the land banker and often are reflective of interest provisions under which delays in land development and/or longer land takedown periods result in additional costs.
As of December 31, 2022, our lot deposits and investments in finished lot option and land bank contracts were $277 million. As of December 31, 2022, we controlled 37,615 lots under lot option and land bank option contracts.
In the past, we have supplemented our lot option acquisition strategies by entering into joint venture agreements with external investors to acquire, develop and control lots. Due to the profit sharing requirements of the joint venture agreements, we have transitioned from these joint venture arrangements in favor of the more profitable option contract strategies described above. Refer to Note 7, Variable Interest Entities to our Consolidated Financial Statements for the disclosed amounts of our remaining equity interests in these joint ventures.
Owned and Controlled Lots
The following table presents our owned finished lots purchased just-in-time for production and controlled lots through option contracts by homebuilding segment as of December 31, 2022 and 2021:

	As of December 31,
	2022			2021
Segment	Owned(2)	Controlled	Total	Owned	Controlled	Total	% Change
Jacksonville	1,083	8,893	9,976	774	10,311	11,085	-10%
Colorado	366	7,555	7,921	152	4,883	5,035	57%
Orlando	976	4,878	5,854	537	5,487	6,024	-3%
The Carolinas	1,003	4,849	5,852	1,452	5,196	6,648	-12%
Texas	1,282	6,835	8,117	1,569	6,304	7,873	3%
Other(1)	1,233	4,605	5,838	861	6,314	7,175	-19%
Grand Total	5,943	37,615	43,558	5,345	38,495	43,840	-1%
(1)Austin, DC Metro, Savannah, GA, Hilton Head and Bluffton, S.C., Active Adult and Custom Homes. Austin refers to legacy DFH operations exclusive of MHI. See Note 9, Segment Reporting, to our consolidated financial statements for further explanation of our reportable segments.
(2)As of December 31, 2022, of the 5,943 owned lots, 4,077 were under construction, 206 were completed spec homes and 139 were model homes. The remaining lots were ready for construction.
Owned Real Estate Inventory Status
The following table presents our owned real estate inventory status as of December 31, 2022 and 2021:

	As of December 31, 2022	As of December 31, 2021
	% of Owned Real Estate Inventory	% of Owned Real Estate Inventory
Construction in process and finished homes(1)	86%	92%
Company owned land and lots(2)	14%	8%
Total	100%	100%
(1)Represents our owned homes that are completed or under construction, including sold, spec and model homes. Land and lots from consolidated VIEs are excluded from total owned real estate inventory.

(2)Represents finished lots purchased just-in-time for production and capitalized costs related to land under development held by third-party land bank partners, including lot option fees, property taxes and due diligence. Land and lots from consolidated VIEs are excluded from both company owned land and lots and total owned real estate inventory.
DF Capital Management, LLC
Controlling a sufficient supply of finished lots is an important component of our asset-light land financing strategy. Our land team routinely underwrites potential lot acquisitions that meet our capital allocation criteria. Once our land acquisition committee approves a transaction meeting our internal model that requires financing, we will seek a land bank partner. Our primary operating subsidiary, Dream Finders Homes LLC, periodically enters into land bank arrangements with DF Capital Management, LLC, a Florida limited liability company (“DF Capital”). Dream Finders Homes LLC owns 49% of the membership interests in DF Capital and a non-affiliated third party owns the remaining 51% of the membership interests in DF Capital.
Sales and Backlog
A new order (“new sale”) is reported when a customer has received preliminary mortgage approval and the sales contract has been signed by the customer, approved by us and secured by a deposit of approximately 6% of the purchase price of the home. These deposits are typically nonrefundable, but each customer situation is evaluated individually. Sales to investors that intend to lease the homes are recognized when the Company has received a nonrefundable deposit.
Net new orders are sales of homes during the period less cancellations of existing sales contracts during the period. Our cancellation rate for a given period is calculated as the total number of new sales contracts cancelled during the period, divided by the total number of new gross sales contracts entered into during the period. Our cancellation rate for the year ended December 31, 2022 was 21.5%, an increase of 930 basis points when compared to the 12.2% cancellation rate for the year ended December 31, 2021. During the third and fourth quarters of 2022, demand tightened in response to increases in mortgage rates. The market's reaction to the deteriorating economic conditions negatively affected net new orders and continues to have an impact on the cancellation rate for the Company. The cancellation rate for 2022 is within the Company’s pre-pandemic range of historical cancellation rates.
The following table presents information concerning our net sales (“net new orders”), starts and closings in each of our homebuilding segments for the years ended December 31, 2022 and 2021:

	Year Ended December 31,						Period Over Period Percent Change
	2022			2021
Segment	Sales	Starts	Closings	Sales	Starts	Closings	Sales	Starts	Closings
Jacksonville	1,716	1,545	1,439	1,933	1,448	1,237	-11%	7%	16%
Colorado	191	355	285	296	313	230	-35%	13%	24%
Orlando	610	1,110	656	1,101	614	604	-45%	81%	9%
The Carolinas	951	999	1,433	1,859	1,751	1,233	-49%	-43%	16%
Texas(1)	1,566	1,884	2,229	579	512	689	170%	268%	224%
Other(2)	1,011	708	836	1,040	1,133	881	-3%	-38%	-5%
Grand Total	6,045	6,601	6,878	6,808	5,771	4,874	-11%	14%	41%
(1)MHI was acquired on October 1, 2021.
(2)Austin, DC Metro, Savannah, GA, Hilton Head and Bluffton, S.C., Active Adult and Custom Homes. Austin refers to legacy DFH operations exclusive of MHI. See Note 9, Segment Reporting, to our consolidated financial statements for further explanation of our reportable segments.
Our backlog consists of homes under a purchase contract that are signed by homebuyers who have met the preliminary criteria to obtain mortgage financing, but such home sales to end buyers have not yet closed, or that are signed by third-party investors who have placed a nonrefundable deposit. Ending backlog represents the number of homes in backlog from the previous period, plus the number of net new orders generated during the current period, minus the number of homes closed during the current period. Our backlog at any given time will be affected by cancellations and the number of our active communities.

Homes in backlog are generally closed within one to nine months, although we may experience cancellations of purchase contracts at any time prior to such home closings. Sustained supply chain challenges during 2022 could have temporarily elongated cycle times impacting the Company's backlog turnover rate. In addition, certain circumstances may increase cycle times, including sales to investors that intend to lease the homes may be delivered over a longer duration, as well as pre-sales in new communities. It is important to note that net new orders, backlog and cancellation metrics are operational, rather than accounting data and should be used only as a general gauge to evaluate performance.
The following tables present information concerning our net new orders, cancellation rate and ending backlog for the periods and as of dates set forth below:

	Year Ended December 31,
	2022	2021
Net New Orders	6,045	6,808
Cancellation Rate	21.5%	12.2%

	As of December 31,
	2022	2021
Ending Backlog - Homes(1)	5,548	6,381
Ending Backlog - Value (in thousands)	$2,502,564	$2,913,170
(1) Approximately 1,070 of the homes in our backlog are expected to be delivered in 2024 and beyond.
Products and Customers
Homes, Homebuyers and Active Communities
We offer a range of single-family homes in each of our markets, with a core focus on entry-level and first-time move-up homebuyers, but we also provide offerings for second-time move-up homebuyers. Our homebuilding business is driven by our commitment to building high quality homes at affordable prices in attractive locations while delivering excellent customer service. Our customers enjoy the flexibility of personalizing our desirable open floor plans with a wide array of finishes and upgrades to best fit their distinctive tastes and unique needs. Price points in our markets vary for entry-level, first-time move-up and second-time move-up homebuyers.
We define an active community as a community where we have recorded five net new orders or a model home is currently open to customers. A community is no longer active when we have less than five home sites to sell to customers. Active community count is an important metric to forecast future net new orders for our business. As of December 31, 2022, we had 206 active communities, a year over year increase of 1 community when compared to our 205 active communities as of December 31, 2021. Average monthly sales per active community for the year ended December 31, 2022 were 1.6, a decrease of 2.4, or 60%, from 4.0 average monthly sales per active community during the year ended December 31, 2021.
Our active community count and average monthly sales per active community excludes communities under the Company's built-for-rent contracts, as all sales to investors occur at one point in time and these communities would have no home sites remaining to sell.
Title Insurance Business
Our wholly owned subsidiary, DF Title, is a title insurance agency licensed in multiple states that provides closing, escrow and title insurance services. Our philosophy is to have a systematic approach to workflow management with a high level of care and communication during the closing process, thereby delivering an exceptional experience to each customer. DF Title primarily closes residential real estate transactions, including new home construction and resale and refinancing transactions, and handles no commercial real estate closings.
DF Title operates in Colorado, Florida, Georgia, North Carolina and South Carolina. DF Title’s staff includes attorneys, state licensed title agents, escrow officers and experienced support staff with over 200 years of collective closing experience. Closing, escrow and title insurance is primarily regulated at a state level, requiring that operations be conducted by skilled attorneys and/or licensed title insurance agents.

Expansion of title operations into other markets is ongoing and consideration of new markets is driven by unit volume, average sales price for homes sold and state-level legal considerations.
Mortgage Banking Business
Our mortgage banking joint venture, Jet LLC, offers conforming and non-conforming mortgage financing to our homebuyers and helps us more effectively convert backlog into home closings. Jet LLC also provides mortgage financing to customers purchasing homes from third-party sellers. The loan officers of Jet LLC assist customers in identifying various loan options that meet the customers’ home financing goals. Jet LLC has historically captured 60-70% of loan originations. We own a 49.9% interest in Jet LLC, and our joint venture partner, FBC Mortgage, LLC, an Orlando-based mortgage lender, owns the remaining 50.1% interest and performs a number of back office functions, such as accounting, compliance and secondary marketing activities.
We believe Jet LLC provides a distinct competitive advantage relative to homebuilders without holistic mortgage solutions for clients, as many of our homebuyers seek an integrated home buying experience. Jet LLC allows us to use mortgage finance as an additional sales tool, enhancing our customer experience. Jet LLC prequalifies buyers early in the home buying process, which supports our ability to ensure timely closings. Additionally, the integrated sales approach we are able to employ with Jet LLC provides increased transparency into the buyer’s ability to close, allowing us to efficiently convert our sales backlog into closings. We believe that Jet LLC will continue to be a meaningful source of incremental revenues and profitability for us.
For the year ended December 31, 2022, Jet LLC originated and funded 2,370 home loans with an aggregate principal amount of approximately $879 million as compared to 2,256 home loans with an aggregate principal amount of approximately $729 million for the year ended December 31, 2021. For the years ended December 31, 2022 and 2021, respectively, Jet LLC had net income of approximately $12 million and $13 million. Our interest in Jet LLC is accounted for under the equity method and is not consolidated in our consolidated financial statements, as we do not control and are not deemed the primary beneficiary of the variable interest entity (“VIE”). See Note 1, Nature of Business and Significant Accounting Policies, to our consolidated financial statements for a discussion of accounting treatment of VIEs.
Marketing and Sales
We seek to ensure that each customer’s experience exceeds their expectations by focusing on customer satisfaction and providing a unique buying experience. We provide attentive one-on-one customer service throughout the home buying process, empowering our customers with flexibility to personalize their homes, and actively soliciting feedback from all of our customers. The willingness of our customers to refer friends and family to us as homebuyers is a direct result of customer satisfaction, and we strive to ensure that each of our customers will make such referrals.
While we occasionally utilize traditional printed media to advertise directly to potential homebuyers, digital marketing is the primary component of our marketing strategy, and we have refined our digital sales efforts in recent years through the work of our dedicated digital sales coordinators. We believe our online marketing efforts have become a key strength of our business, allowing us to reach a broad range of potential homebuyers at a relatively low expense compared to traditional advertising platforms. The digital marketing methods that we employ include strategic e-marketing efforts to our current database of potential customers, internet advertising enhanced by search engine marketing and search engine optimization, and campaigns and promotions across an array of social media platforms. Our proficiency with digital marketing and our commitment to meeting customer service needs led to increased use of our virtual home tours during the COVID-19 pandemic, along with our “Stay Home & Buy a Home” program as another means for customers to safely and efficiently purchase a new home without leaving their current home. These programs continue to be popular and effective aspects of our marketing strategy.
We also strategically open communities in high visibility areas that allow us to take advantage of local traffic patterns. Model homes play a significant role in our marketing efforts by not only creating an attractive atmosphere, but by also displaying options and upgrades. As the official homebuilder of the Jacksonville Jaguars, we maintain a fully decorated model home at the team’s stadium, which attracts thousands of fans each game day.
During 2022, we entered into an agreement with the PGA TOUR to become their Official Homebuilder through 2027. This strategic alliance provides a national marketing footprint in regions where Dream Finders divisions operate and where high profile, annual PGA TOUR golf tournaments are played.

With the rebranding of our recent homebuilder acquisitions, this partnership allows us to more swiftly and efficiently penetrate these markets and elevate the trust and authenticity of our brand to prospective home buyers.
We sell our homes through our own sales representatives and through independent real estate brokers. We continuously work to maintain good relationships with independent real estate brokers in our markets and offer competitive programs to reward these brokers for selling our homes. Our in-house sales force typically works from sales offices located in model homes close to or in each community. Sales representatives assist potential homebuyers by providing them with floor plans, price information, development and construction timetables, tours of model homes and the home customization options that we offer. Sales representatives are trained by us and generally have prior experience selling new homes in the local market.
Our customer-tailored homebuilding process begins with a broad range of floor plans from which our customers can select. Our architectural design team modifies these floor plans over time based on customer buying trends in each of our markets. The architectural design team also works with our land team to secure lots that allow the building of these floor plans. We also offer a wide range of materials and upgrades to meet the varying preferences of our customers. We believe that every home is as important as the next, regardless of price point, and that everyone deserves the ability to build a home that suits their needs. Accordingly, we offer an array of options to our homebuyers in any of our product offerings, including cabinetry, countertops, fixtures, home automation, energy efficiency, appliances and flooring, as well as certain structural modifications. We empower our customers with the flexibility to select these customizations for their homes in collaboration with our design consultants at our design studios located in each of our markets.
Customer Relations, Quality Control and Warranty Program
We pay particular attention to the product design process and carefully consider quality and choice of materials in order to attempt to eliminate building deficiencies and reduce warranty expenses. We require all of our vendors and subcontractors, in connection with our on-boarding process, to execute our standard terms agreement, which includes, among other provisions, work quality standards. Our on-boarding process also requires all vendors and subcontractors to provide proof of insurance, including liability insurance and workers’ compensation insurance, and include us as an additional insured under such policies. The quality and workmanship of our subcontractors are monitored in the ordinary course of business by our superintendents and project managers, and we do regular inspections and evaluations of our subcontractors to ensure that our standards are being met. Our customer service team also performs quality assurance inspections on homes prior to the homebuyer assuming ownership to ensure standards are met. In addition, local governing authorities in all of our markets require that the homes we build pass a variety of inspections at various stages of construction, including a final inspection in which a certificate of occupancy, or its jurisdictional equivalent, is issued.
We maintain professional staff whose role includes providing a positive experience for each customer throughout the pre-sale contract-execution, construction, closing and post-closing periods. These employees are also responsible for providing after-sales customer service. Our quality and service initiatives include taking customers on a comprehensive tour of their home prior to closing and using customer survey results to improve our standards of quality and customer satisfaction. We believe the key metric in our customer surveys is our customers’ willingness to refer us to friends and family. We are constantly striving to earn a 100% willingness to refer rate in each of our markets and, as a result, our customers’ willingness to refer us is a critical component of the incentive compensation of our construction teams, and, in certain of our divisions, quality control or customer services teams.
We provide each homeowner with product warranties covering workmanship and materials for one year from the time of home closing, and warranties covering structural systems for eight to ten years from the time of closing. We believe our warranty program meets or exceeds terms customarily offered in the homebuilding industry.
Materials, Procurement and Construction
When constructing our homes, we use various materials and components and are dependent upon building material suppliers for a continuous flow of raw materials. It typically takes us between 150 and 240 days to construct a single-family home. The construction period for our custom homes are typically longer. Our materials are subject to price fluctuations until construction on a home begins, the point in time in which prices for that particular home are locked via purchase orders. Such price fluctuations may be caused by several factors, including seasonal variation in availability of materials, labor and supply chain disruptions, international trade disputes and resulting tariffs, and changes in demand for materials as a result of the housing market conditions where we operate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations” for additional information.

Our objective in procurement is to maximize efficiencies on local, regional and national levels and to ensure consistent utilization of established contractual arrangements. We employ a comprehensive procurement program that leverages our size and national presence to achieve attractive cost savings and, whenever possible, to utilize standard products available from multiple suppliers. We currently determine national specifications for the majority of our installed products with our distributors. This helps us streamline our offerings, maintain service levels and delivery commitments and protect our pricing; it also allows us to receive free model home products and provides for pre-negotiated rebate amounts. We leverage our volume to negotiate better pricing at a national level from manufacturers as well.
We have extensive experience managing all phases of the construction process. Although we do not employ our own skilled tradespeople, such as plumbers, electricians and carpenters, we utilize our relationships with local and regional builder associations to identify reputable tradespeople and actively participate in the management of the entire construction process to ensure that our homes meet our high standard of quality. Each of our divisions has a director, manager or vice president of construction who reports to the division president and oversees one or more area managers, depending on the size of the division. The area managers are generally responsible for ten or more communities, which typically each have a dedicated superintendent who oversees construction in the community by our subcontractors. As a result of not employing our own construction base, it is not necessary to purchase and maintain construction equipment, which requires long-term capital commitments. Our enterprise resource planning system and integrated construction scheduling software allows our superintendents to closely monitor the construction progress of each of our homes and promptly identify any homes that fall behind our predetermined construction schedules. Our software also enables our superintendents to monitor the completion of work, which, in turn, expedites payments to our subcontractors. Our superintendents are also responsible for making any adjustments to a home before delivery and for after-sales service pursuant to our warranty.
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
The housing industry is cyclical and is affected by consumer confidence levels, prevailing economic conditions and interest rates. Other factors that affect the housing industry and the demand for new homes include: the availability and the cost of land, labor and materials; changes in consumer preferences; demographic trends; inflation; and the availability and interest rates of mortgage finance programs. See “Risk Factors” for additional information regarding these risks.
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
Acquisitions
Our growth strategy includes both organic expansion and targeted acquisitions. Since we began operations, we have organically expanded from Jacksonville, Florida to Savannah, Georgia; Denver, Colorado; Austin, Texas; Orlando, Florida; and the greater Washington D.C. metropolitan area. We have also demonstrated our ability to grow externally through (i) our expansion into Hilton Head, South Carolina with our 2019 acquisition of Village Park Homes, (ii) our expansion into Charlotte, Fayetteville, Raleigh, Piedmont Triad and Wilmington, North Carolina and Myrtle Beach, South Carolina markets in October 2020 with the H&H acquisition, (iii) our expansion within the Orlando, Florida market in January 2021 with the Century acquisition and (iv) our expansion within the Texas market in October 2021 with the MHI acquisition. Refer to Note 2, Business Combinations of the Consolidated Financial Statements reported herein for further discussion of our acquisitions.

Seasonality
In all of our markets, we have historically experienced similar variability in our results of operations and capital requirements from quarter to quarter due to the seasonal nature of the homebuilding industry. We generally sell more homes in the first and second quarters and close more homes in our third and fourth quarters. As a result, our revenue may fluctuate on a quarterly basis. Additionally, we generally have higher capital requirements in our second and third quarters in order to maintain our inventory levels. As a result of seasonal activity, our quarterly results of operations and financial position at the end of a particular quarter are not necessarily representative of the results we expect at year-end. We expect this seasonal pattern to continue in the long-term.
Governmental Regulation and Environmental Matters
We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters, which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular area. Projects that are not entitled (held by our land bank financing partners), may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development.
We are also subject to a variety of local, state, federal and other statutes, ordinances, rules and regulations concerning the environment, health and safety. Environmental requirements that apply to any given homebuilding site vary according to the site’s location, its environmental conditions, the presence or absence of endangered plants or species or sensitive habitats and the present and former uses of the site, as well as nearby or adjoining properties. Refer to “Item 1A. Risk Factors” for further discussion on risks related to governmental regulation and environmental matters.
Jet LLC, our mortgage banking joint venture, and DF Title, our title insurance agency and wholly owned subsidiary, are mutually and independently regulated by local, state and federal laws, statutes, ordinances, administrative rules and other regulations. The mortgage lending company and title agency are required to conform to their policies, procedures and practices to the applicable regulatory matters affecting their businesses. For example, our lending joint venture maintains certain requirements for loan origination, servicing and selling and its participation in federal lending programs, such as FHA, VA, USDA, Government National Mortgage Association, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). Our title agency’s practices regarding closing, escrow and issuance of title insurance are subject to rules established, in part, by states’ insurance regulators and underwriters’ guidelines. Both industries are affected by rules mandated by the Consumer Financial Protection Bureau, such as the Truth in Lending Act and the Real Estate Settlement Procedures Act Integrated Disclosure, governing matters like loan applications, disclosures and loan materials, closing, funding and issuance of title insurance policies.
Environmental, Social, and Corporate Governance (“ESG”)
During 2022, we made significant progress on our ESG initiatives, which included conducting an ESG assessment to identify and prioritize the risks and opportunities that are relevant to the Company and our stakeholders. We are in the process of developing a strategy for measurement, mitigation, monitoring and reporting. The key topics we plan to focus on include, but are not limited to:
• Home energy efficiency, quality and safety
• Home affordability
• Employee well-being and talent retention
• Diversity, equity and inclusion
• Board oversight over ESG policies

Human Capital Resources

Culture and Objectives

Our human capital resource objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. We believe that investing in finding and retaining exceptional people is the most important part of our business. We believe that our connection with our employees is positive and well-regarded. We value our employees and believe that employee loyalty and enthusiasm are key elements of our operating performance. We utilize subcontractors and tradespeople to perform the construction of our homes. We value our network of subcontractors and tradespeople and believe our relationships with them are excellent.

Compensation and Benefits

We offer our employees compensation and an array of company-paid benefits, which we believe are competitive relative to others in our industry. Additionally, we offer retirement savings in the form of a 401(k) plan. The 401(k) plan includes matching safe harbor contributions equal to 100% of the first one percent of eligible compensation and 50% of the next five percent of eligible compensation. The Company may also make additional discretionary profit-sharing contributions.

Health and Safety

The health and safety of our employees and subcontractors is our top priority. We are committed to continuously evaluating and implementing health and safety guidelines throughout the entirety of our operations to ensure the well-being of all. We provide an easily accessible safety manual to all employees, and promote an open environment for employees to report any concerns that may impact their health or safety.

Code of Conduct/Diversity and Inclusion

Employees of the Company are required to comply with the Standards of Conduct set forth by the Company, including policies related to anti-harassment and anti-discrimination. The Company has made an ethics hotline available to all associates of the Company where they are able to report any violations of the Standards of Conduct, including violations related to the harassment or discrimination of any associate. Furthermore, we intend to implement a company-wide anti-harassment training program beginning in 2023.

As of December 31, 2022, we had 1,170 full-time employees. Of our full-time employees, 88 worked in our corporate office, 24 in divisional management and 263 in sales. None of our employees are represented by a labor union or covered under a collective bargaining agreement, and we have not experienced any strikes or work stoppages.
Available Information
We make available, as soon as reasonably practicable, on our website, www.dreamfindershomes.com, all of our reports required to be filed with the Securities and Exchange Commission (“SEC”). These reports can be found on the “Investor Relations” page of our website under “Financials & Filings—SEC Filings” free of charge and include our annual and quarterly reports on Form 10-K and 10-Q, respectively (including related filings in XBRL format), current reports on Form 8-K, beneficial ownership reports on Forms 3, 4, and 5, proxy statements and amendments to such reports. Our SEC filings are also available to the public on the SEC’s website at www.sec.gov.
We are a Delaware corporation that incorporated on September 11, 2020. Our principal executive offices are located at 14701 Philips Highway, Suite 300, Jacksonville, Florida 32256, and our telephone number is (904)-644-7670.
ITEM 1A.    RISK FACTORS
Discussions of our business and operations included in this Annual Report on Form 10-K should be read together with the risk factors set forth below. These risk factors describe various material risks and uncertainties we are or may become subject to, many of which are difficult to predict or are beyond our control. These risks and uncertainties, together with other factors described elsewhere in this Annual Report on Form 10-K, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

Industry and Economic Risks
Our industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for homes and, as a result, could have a material adverse effect on us.
Our business can be substantially affected by adverse changes in general economic or business conditions that are outside of our control, including changes in short-term and long-term interest rates; employment levels and job and personal income growth; housing demand from population growth, household formation and other demographic factors; availability and pricing of mortgage financing for homebuyers; consumer confidence generally and the confidence of potential homebuyers in particular; consumer spending; financial system and credit market stability; private party and government mortgage loan programs (including changes in FHA, USDA, VA, Fannie Mae and Freddie Mac conforming mortgage loan limits, credit risk/mortgage loan insurance premiums and/or other fees, down payment requirements and underwriting standards), and federal and state regulation, oversight and legal action regarding lending, appraisal, foreclosure and short sale practices; federal and state personal income tax rates and provisions, including provisions for the deduction of mortgage loan interest payments, real estate taxes and other expenses; supply of and prices for available new or resale homes (including lender-owned homes) and other housing alternatives, such as apartments, single-family rentals and other rental housing; homebuyer interest in our current or new product designs and new home community locations; general consumer interest in purchasing a home compared to choosing other housing alternatives; interest of financial institutions or other businesses in purchasing wholesale homes; and real estate taxes. Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular submarkets in which we operate. Inclement weather, natural disasters (such as earthquakes, hurricanes, tornadoes, floods, prolonged periods of precipitation, droughts and fires), other calamities and other environmental conditions can delay the delivery of our homes and/or increase our costs. For example, in the third quarter of 2022, Hurricane Ian caused a delay in some home closings in Florida. Civil unrest or acts of terrorism can also have a negative effect on our business. If the homebuilding industry experiences another significant or sustained downturn, it would materially adversely affect our business and results of operations in future years.
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
The tightening of mortgage lending standards and mortgage financing requirements, untimely or incomplete mortgage loan originations for our homebuyers and rising mortgage interest rates could adversely affect the availability of mortgage loans for potential purchasers of our homes and thereby materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.

Almost all of our customers finance their home purchases through lenders that provide mortgage financing. Mortgage interest rates have generally trended downward for the last several decades and reached historic lows in 2021, which— during that period— made the homes we sell more affordable. Mortgage interest rates increased substantially during 2022 in response to the Federal Reserve’s actions and future signaling to combat inflationary pressures, which negatively impacted consumer affordability. We cannot predict future mortgage interest rates, and, if mortgage interest rates continue to increase, the ability of prospective homebuyers to finance home purchases may be adversely affected, and, as a result, our operating results may be significantly impacted. Our homebuilding activities are dependent upon the availability of mortgage financing to homebuyers, which is expected to be impacted by continued regulatory changes and fluctuations in the risk appetites of lenders. The financial documentation, down payment amounts and income to debt ratio requirements are subject to change and could become more restrictive.
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

Fannie Mae, Freddie Mac, FHA, USDA and VA backed mortgage loans have been an important factor in marketing and selling many of our homes. Given that a majority of our customers’ mortgages conform with terms established by Freddie Mac, Fannie Mae and FHA, any limitations or restrictions in the availability of, or higher consumer costs for, such government-backed financing could adversely affect our business, prospects, liquidity, financial condition and results of operations. The elimination or curtailment of state bonds to assist homebuyers could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.
In addition, certain current regulations impose, and future regulations may strengthen or impose new standards and requirements relating to the origination, securitization and servicing of residential consumer mortgage loans, which could further restrict the availability and affordability of mortgage loans and the demand for such loans by financial intermediaries and, as a result, adversely affect our home sales, financial condition and results of operations. Further, if, due to credit or consumer lending market conditions, reduced liquidity, increased risk retention or minimum capital level obligations and/or regulatory restrictions related to certain regulations, laws or other factors or business decisions, these lenders refuse or are unable to provide mortgage loans to our homebuyers, or increase the costs to borrowers to obtain such loans, the number of homes we close and our business, prospects, liquidity, financial condition and results of operations may be materially adversely affected.
Entry-level and first-time move-up homebuyers are the primary sources of demand for our new homes. Entry-level homebuyers are generally more affected by the availability of mortgage financing than other potential homebuyers and many of our potential move-up homebuyers must sell their existing homes in order to buy a home from us. A limited availability of suitable mortgage financing could prevent customers from buying our homes and could prevent buyers of our customers’ homes from obtaining mortgages they need to complete such purchases, either of which could result in potential customers’ inability to buy a home from us, which could have a material adverse effect on our sales, profitability, cash flows and ability to service our debt obligations.
Inflation could adversely affect our business and financial results.

Currently, the United States is experiencing inflationary conditions. Inflation could adversely affect our business and financial results by increasing the costs of land, raw materials and labor needed to operate our business. If our markets have an oversupply of homes relative to demand, we may be unable to offset any such increases in costs with corresponding higher sales prices for our homes. Inflation may also accompany higher interest rates, which could adversely impact potential customers’ ability to obtain financing on favorable terms, thereby further decreasing demand. If we are unable to raise the prices of our homes to offset the increasing costs of our operations, our margins could decrease. Furthermore, if we need to lower the price of our homes to meet demand, the value of our land inventory may decrease. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business. Our operations may be negatively impacted by inflation due to increasing construction costs, labor and materials, as well as land acquisition financing costs. The Federal Reserve materially raised interest rates in the current year and signaled additional interest rate increases which increased our financing costs and has reduced demand for our homes.
Volatility in the credit and capital markets may impact our cost of capital and our ability to access necessary financing and the difficulty in obtaining sufficient capital could prevent us from acquiring lots for construction or increase costs and delays in the completion of our homebuilding expenditures.
If we require working capital greater than that provided by our operations and our credit facilities, we may be required to increase the amount available under the facilities or to seek alternative financing, which might not be available on terms that are favorable or acceptable or at all. If we are required to seek financing to fund our working capital requirements, volatility in credit or capital markets may restrict our flexibility to successfully obtain additional financing on terms acceptable to us, or at all. If we are at any time unsuccessful in obtaining sufficient capital to fund our planned homebuilding expenditures, we may experience a substantial delay in the completion of homes then under construction, or we may be unable to control or purchase finished lots. Any delay could result in cost increases and could have a material adverse effect on our sales, profitability, stock performance, cash flows and ability to service our debt obligations. We have access to our Credit Agreement, which is a senior unsecured revolving credit facility. Another source of liquidity includes our ability to use letters of credit and surety bonds. These letters of credit and surety bonds relate to certain performance-related obligations and serve as security for certain land option contracts. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies and utility companies related to the construction of roads, sewers and other infrastructure. At December 31, 2022, we had outstanding letters of credit and surety bonds totaling $1 million and $85 million, respectively. These letters of credit and surety bonds are generally subject to certain financial covenants and other limitations.

If we are unable to obtain letters of credit or surety bonds when required, or the conditions imposed by issuers increase significantly, our liquidity and results of operations could be adversely affected.
Regional factors affecting the homebuilding industry in our current markets could materially and adversely affect us.
Our business strategy is focused on the acquisition of suitable land and the design, construction and sale of primarily single-family homes in residential subdivisions, including planned communities, in Florida, Texas, Colorado, Georgia, the Washington D.C. metropolitan area, South Carolina and North Carolina. In addition, we have lot purchase contracts for the right to purchase lots at a future point in time in all of these areas. A prolonged economic downturn in the future in one or more of these areas, or a particular industry that is fundamental to one or more of these areas, particularly within Florida and Texas, our largest markets, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. To the extent the oil and gas industry, which can be very volatile, is negatively impacted by declining commodity prices, climate change, legislation or other factors, it could result in a reduction in employment or other negative economic consequences, which could adversely impact our homebuilding revenues and activities in our Texas markets.
Moreover, certain insurance companies doing business in Florida and Texas have restricted, curtailed or suspended the issuance of homeowners’ insurance policies on single-family homes. This has both reduced the availability of hurricane and other types of natural disaster insurance in Florida and Texas, in general, and increased the cost of such insurance to prospective purchasers of homes in Florida and Texas. Mortgage financing for a new home is conditioned, among other things, on the availability of adequate homeowners’ insurance. There can be no assurance that homeowners’ insurance will be available or affordable to prospective purchasers of our homes in the Florida and Texas markets. Long-term restrictions on, or unavailability of, homeowners’ insurance in the Florida and Texas markets could have an adverse effect on the homebuilding industry in such markets in general, and on our business within such markets in particular. Additionally, the availability of permits for new homes in new and existing developments could be adversely affected by the significantly limited capacity of the schools, roads and other infrastructure in such markets.
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
We operate in a very competitive environment that is characterized by competition from a number of other homebuilders and land developers in each market in which we operate. Additionally, there are relatively low barriers to entry into our business. We compete with large national and regional homebuilding companies, some of which have greater financial and operational resources than us, and with smaller local homebuilders and land developers, some of which may have lower administrative costs than us. We may be at a disadvantage with regard to certain of our large national and regional homebuilding competitors whose operations are more geographically diversified than ours, as these competitors may be better able to withstand any future regional downturns in the housing market. Furthermore, our market share in certain of our markets may be lower as compared to some of our competitors. Many of our competitors also have longer operating histories and longstanding relationships with subcontractors and suppliers in the markets in which we operate or to which we may expand. This may give our competitors an advantage in marketing their products, securing materials and labor at lower prices and allowing their homes to be delivered to customers more quickly and at more favorable prices. We compete for homebuyers, desirable land parcels, financing, raw materials, skilled management and other labor resources, among other things. Our competitors may independently develop land and construct homes that are substantially similar to our products.
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
On August 12, 2022, the U.S. Congress passed the Inflation Reduction Act of 2022, which was signed into law on August 16, 2022. Such act extended the availability of the Code Section 45L credit for energy-efficient new homes (the “Federal Energy Credits”), which provides a tax credit of $2,000 per qualifying home ($1,600 after the benefit is deducted from cost of sales as required by the IRS) to eligible homebuilders, and made the Federal Energy Credits available for homes delivered through December 31, 2022. Additionally, the act also expanded the credit, resulting in an increase from $2,000 to either $2,500 or $5,000, depending on which specified energy efficiency standards are achieved, per qualifying home to eligible homebuilders, effective January 1, 2023.
For the year ended December 31, 2021, we claimed $10 million of Federal Energy Credits. For the year ended December 31, 2022, we have estimated $14 million of Federal Energy Credits within our income tax provision.
If legislation to extend the Federal Energy Credits for periods after December 31, 2032 is not adopted, our effective income tax rates thereafter may increase and could potentially be material.
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
Our homebuilding operations are located in many areas that are subject to natural disasters, severe weather or adverse geologic conditions. These include, but are not limited to, hurricanes, tornadoes, droughts, floods, brush fires, wildfires, prolonged periods of precipitation, landslides, soil subsidence, earthquakes and other natural disasters. For example, we operate in a number of locations in the Mid-Atlantic and Southeast that are periodically impacted by severe weather conditions and hurricanes. As a result, our operations in certain areas of Florida, Georgia and South Carolina could experience temporary disruptions and delays. Additionally, our corporate headquarters are located in Jacksonville, Florida, an area that is often impacted by severe weather events, and our operations may be substantially disrupted if our corporate headquarters are forced to close. The occurrence of any of these events could damage our land parcels and projects, cause delays in completion of our projects, reduce consumer demand for housing and cause shortages and price increases in labor or raw materials, any of which could affect our sales and profitability.

In addition to directly damaging our land or projects, many of these natural events could damage roads and highways providing access to our assets or affect the desirability of our land or projects, thereby adversely affecting our ability to market and sell homes in those areas and possibly increasing the costs of homebuilding. Furthermore, the occurrence of natural disasters, severe weather and other adverse geologic conditions has increased in recent years due to climate change and may continue to increase in the future. Climate change may have the effect of making the risks described above occur more frequently and more severely, which could amplify the adverse impact in our business, prospects, liquidity, financial condition and results of operations.
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
The state of relationships between other countries and the U.S. with respect to trade policies, taxes, government relations and tariffs may impact our business. The federal government has imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with the construction and delivery of our homes, including steel, aluminum, lumber, solar panels and washing machines, raising our costs for these items (or products made with them). Foreign governments, including China and Canada, and the European Union have responded by imposing or increasing tariffs, duties and/or trade restrictions on U.S. goods, and may consider other measures. These trading conflicts and related escalating governmental actions that result in additional tariffs, duties and/or trade restrictions could increase our construction costs further, cause disruptions or shortages in our supply chains and/or negatively impact the U.S., regional or local economies, and, individually or in the aggregate, materially and adversely affect our business and our operating results.
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
Pursuant to such environmental, health and safety laws, statutes, ordinances, rules and regulations, we are generally required to obtain permits and other approvals from applicable authorities to commence and conduct our development and homebuilding activities. These permits and other approvals may contain restrictions that are costly or difficult to comply with, or may be opposed or challenged by local governments, environmental advocacy groups, neighboring property owners or other interested parties, which may result in delays, additional costs and non-approval of our activities.
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
Additionally, we must continuously seek and make acquisitions of lots for expansion into new markets, as well as for replacement and expansion within our current markets, which we generally accomplish by entering into finished lot option contracts or land bank option contracts. In the event of adverse changes in economic, market or community conditions, we may cease further building activities in certain communities, restructure existing land purchase option contracts or elect not to exercise our land purchase options. Such actions would result in our forfeiture of some or all of any deposits, fees or investments paid or made in respect of such arrangements. The forfeiture of land contract deposits or inventory impairments may result in a loss that could have a material adverse effect on our profitability, stock performance, ability to service our debt obligations and future cash flows.

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

An insufficient supply of homebuilding lots in one or more of our markets, an inability of our developers to deliver finished lots in a timely fashion due to their inability to finance development activities, delays in recording deeds, conveying controlled lots as a result of government shut downs, or for other reasons, or our inability to purchase or finance homebuilding lots on reasonable terms could have a material adverse effect on our sales, profitability, ability to service our debt obligations and future cash flows. Any land shortages or any decrease in the supply of suitable land at reasonable prices could limit our ability to develop new communities or result in increased lot deposit requirements or land costs. We may not be able to pass any increased land costs to our customers, which could adversely impact our revenues, earnings and margins.
As the fair market value of controlled lots deviates from that of which the option contracts were originally executed, we attempt to renegotiate the terms of the option contracts to ensure that the yields are aligned with current market conditions.
Increases in our cancellation rate could have a negative impact on our homebuilding revenues and gross margins.
Our backlog reflects sales contracts with homebuyers for homes that have not yet been delivered. We have received a deposit from a homebuyer for most homes reflected in our backlog, and, generally, we have the right to retain the deposit if the homebuyer fails to comply with his or her obligations under the sales contract, subject to certain exceptions or contingencies, including as a result of state and local law, the homebuyer’s inability to sell his or her current home or, in certain circumstances, the homebuyer’s inability to obtain suitable financing. Cancellations negatively impact the number of closed homes, net new orders, homebuilding revenues and results of operations, as well as the backlog. In addition to the contingencies noted above, cancellations can result from declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, and adverse changes in economic conditions. During the fourth quarter of 2022, demand further tightened in response to additional increases in mortgage rates. The market's reaction to the deteriorating economic conditions negatively affected net new orders and continues to have a negative impact in the cancellation rate for the Company. Any continued increase in the level of our cancellations would have a negative impact on our business, prospects, liquidity, financial condition and results of operations.
Our business and results of operations are dependent on the availability, skill and performance of subcontractors.
We engage subcontractors to perform the construction of our homes and, in many cases, to obtain the raw materials used in constructing our homes. Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors. While we anticipate being able to obtain sufficient materials and reliable subcontractors and believe that our relationships with subcontractors are good, we do not have long-term contractual commitments with any subcontractors, and we can provide no assurance that skilled subcontractors will continue to be available at reasonable rates and in our markets. In addition, as we expand into new markets, we typically must develop new relationships with subcontractors in such markets, and there can be no assurance that we will be able to do so in a cost-effective and timely manner, or at all. The sustained labor shortage in the United States has made the engagement of subcontractors more difficult during 2022. The inability to contract with skilled subcontractors at reasonable rates on a timely basis could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
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
When we discover these issues, we utilize our subcontractors to repair the homes in accordance with our subcontractor agreements, our new home warranty and as required by law. We maintain and require our subcontractors to maintain general liability insurance (including construction defect and bodily injury coverage) naming the Company as an additional insured and workers’ compensation insurance and generally seek to require our subcontractors to provide a warranty to us and to defend and indemnify us for liabilities arising from their work.

Therefore, any claims relating to workmanship and materials are generally the subcontractors’ responsibility.
While these indemnities and insurance policies, subject to deductibles and other coverage limits, protect us against a portion of our risk of loss from claims related to our land development and homebuilding activities, we cannot provide assurance that these indemnities and insurance policies will be adequate to address all of our home and other warranty, product liability and construction defect claims in the future, or that any potential inadequacies will not have an adverse effect on our business, financial condition or results of operations. The cost of performing such repairs (not covered by subcontractor warranty or indemnities) or litigation arising out of such issues, may be significant if we are unable to recover certain costs from subcontractors, suppliers and/or insurers.     Warranty and construction defect matters can also result in negative publicity, including on social media platforms, which could damage our reputation and negatively affect our ability to sell homes.
Further, the coverage offered by, and the availability of, general liability insurance for completed operations and construction defects are currently limited and costly. While the Company records an estimate of warranty expense based on historical warranty costs, we cannot provide assurance that coverage will not become costlier and/or be further restricted, increasing our risks and financial exposure to claims.
A continued shortage of building materials or labor, or continued increases in materials or labor costs, could delay or increase the cost of home construction, which could materially and adversely affect us.
The residential construction industry experiences labor and raw material shortages from time to time, including shortages in qualified subcontractors, tradespeople and supplies of insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing, during periods following natural disasters that have a significant impact on existing residential and commercial structures or a result of broader economic disruptions, such as the COVID-19 pandemic. Currently, we are experiencing labor shortages. It is uncertain whether these shortages will continue as is, improve or worsen. Further, pricing for labor and raw materials could be affected by the factors discussed above and various other national, regional, local, economic and political factors, including changes in immigration laws and trends in labor migration and tariffs. Our success in recently-entered markets or those we may choose to enter in the future depends substantially on our ability to source labor and local materials on terms that are favorable to us. Our markets may exhibit a reduced level of skilled labor relative to increased homebuilding demand in these markets. In the event of shortages in labor or raw materials in such markets, local subcontractors, tradespeople and suppliers may choose to allocate their resources to homebuilders with an established presence in the market and with whom they have longer-standing relationships. Labor and raw material shortages and price increases for labor and raw materials could cause delays in and increase our costs of home construction, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
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
Our business could be materially and adversely disrupted by an epidemic or pandemic (such as the COVID-19 pandemic), or similar public threat, or fear of such an event, and the measures that federal, state and local governments and other authorities implement to address it.
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
The COVID-19 outbreak resulted in widespread adverse impacts on the global economy and financial markets, and on our employees, customers, suppliers and other parties with whom we have business relations.

We have experienced disruptions to our business operations as a result of the pandemic. To the extent that the COVID-19 pandemic adversely impacts our business, results of operations, liquidity or financial condition, it may also have the effect of increasing many of the other risks described in this “Risk Factors” section. There is no guarantee that a future outbreak of this or any other widespread epidemics or pandemics will not occur, or that the U.S. economy will fully recover, either of which could materially and adversely affect our business.
If we are unable to develop our communities successfully or within expected time-frames, our results of operations could be adversely affected.
Although our preference is to acquire finished lots, from time to time, we may also acquire property that requires further development before we can begin building homes. When a community requires additional developments, we devote substantial time and capital in order to obtain development approvals, acquire land and construct significant portions of project infrastructure and amenities before the community generates any revenue. In addition, our land bank option contracts often include interest provisions under which delays in land development and/or longer land takedown periods cause us to incur additional cost. It can take several years from the time we acquire control of an undeveloped property to the time we make our first home sale on the site. Delays in the development of communities, including delays associated with subcontractors performing the development activities or entitlements, expose us to the risk of changes in market conditions for homes. A decline in our ability to develop and market one of our new undeveloped communities successfully and to generate positive cash flow from these operations in a timely manner could have a material adverse effect on our business and results of operations and on our ability to service our debt and to meet our working capital requirements. In addition, higher than expected absorption rates in existing communities may result in lower than expected inventory levels until the development for replacement communities is completed.
We may be unable to obtain suitable bonding for the development of our communities.
We are often required to provide bonds, letters of credit or guarantees to governmental authorities and others to ensure the completion of our communities. As a result of market conditions, some municipalities and governmental authorities have been reluctant to accept surety bonds and instead require credit enhancements, such as cash deposits or letters of credit, in order to maintain existing bonds or to issue new bonds. If we are unable to obtain required bonds in the future for our communities, or if we are required to provide credit enhancements with respect to our current or future bonds or in place of bonds, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected.
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
We have in the past and may in the future co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a land acquisition and/or a development. In this event, we would not be in a position to exercise sole decision-making authority regarding the acquisition and/or development, and our investment may be illiquid due to our lack of control. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve incremental risks from involving a third party, including the possibility that our joint venture partners might become bankrupt, fail to fund their share of required capital contributions, make poor business decisions or block or delay necessary decisions. Our joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor our joint venture partners would have full control over the land acquisition or development. Disputes between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. In addition, we may be liable for the actions of our joint venture partners in certain circumstances.
There are various potential conflicts of interest in our relationship with DF Capital and certain of its managed funds, including with certain of our executive officers and directors who are investors in certain funds managed by DF Capital, which could result in decisions that are not in the best interest of our stockholders.
Conflicts of interest may exist or could arise in the future with DF Capital and certain of its managed funds, including with certain of our executive officers and director nominees who are also investors in certain funds managed by DF Capital. Once a potential lot acquisition that requires a significant upfront commitment of capital is approved by our land acquisition committee, we seek a land bank partner. Historically, we have provided, and we expect to continue to provide DF Capital with the opportunity to have one of its managed funds participate in transactions that require additional funding. Such transactions may not be on terms that are as attractive as those we might be able to achieve if we sought other partners. If DF Capital does not wish to participate in and finance the transaction, we turn to other potential financing sources. Conflicts with DF Capital and certain of its managed funds may include, without limitation: conflicts arising from the enforcement of agreements between us and DF Capital and/or certain of its managed funds; conflicts in determining whether to offer DF Capital the opportunity to participate in a potential lot acquisition financing; if DF Capital does participate, conflicts in determining the terms of the financing; and conflicts in future transactions that we may pursue with DF Capital and/or one of its managed funds.

Our future success depends upon our ability to successfully adapt our business strategy to changing home buying patterns and trends.
Future home buying patterns and trends could reduce the demand for our homes and, as a result, could have a material adverse effect on our business and results of operations. Part of our business strategy is to offer homes that appeal to a broad range of entry-level and move-up homebuyers based in each local market in which we operate. However, given the significant increases in average home sales prices across our markets and the anticipated increased demand for more affordable homes due to generational shifts, changing demographics and other factors, we have increased our focus on offering more affordable housing options in our markets. We believe that, due to anticipated generational shifts, changing demographics and other factors, the demand for more affordable homes will increase.
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
We may develop more communities in which we build townhomes in addition to single-family homes or sell homes to investors or portfolio management companies under built-for-rent or other purposes. We can give no assurance that we will be able to successfully identify, acquire or implement these new strategies in the future. Accordingly, any such expansion, including through acquisitions, could expose us to significant risks beyond those associated with operating our existing business and may adversely affect our business, prospects, liquidity, financial condition and results of operations.
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

In addition, we may not be able to successfully finance or integrate any businesses that we acquire. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations. Moreover, even if we were successful in integrating newly acquired businesses or assets, expected synergies or cost savings may not materialize, resulting in lower than expected benefits to us from such transactions. We may spend time and money on projects that do not increase our revenue. Additionally, when making acquisitions, it may not be possible for us to conduct a detailed investigation of the nature of the business or assets being acquired, for instance, due to time constraints in making the decision and other factors. We may become responsible for additional liabilities or obligations not foreseen at the time of an acquisition. To the extent we pay the purchase price of an acquisition in cash, such an acquisition would reduce our cash reserves, and, to the extent the purchase price of an acquisition is paid with our stock, such an acquisition could be dilutive to our stockholders. To the extent we pay the purchase price of an acquisition with proceeds from incurring debt, such an acquisition would increase our level of indebtedness and interest expense and could negatively affect our liquidity and restrict our operations.
Further, to the extent that the purchase price of an acquisition is paid in the form of an earn out on future financial results, the success of such an acquisition will not be fully realized by us for a period of time as it is shared with the sellers. In addition, changes to the fair value of estimated earn out payments could significantly impact our results of operations. All of the above risks could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Risks Related to Our Organization and Structure
We depend on key management personnel and other experienced employees.
Our success depends to a significant degree upon the contributions of certain key management personnel, including, but not limited to, Patrick Zalupski, our founder, President, Chief Executive Officer and Chairman of our Board of Directors, our Senior Vice President and Chief Operating Officer, Doug Moran, and our Senior Vice President and Chief Financial Officer, Anabel Fernandez. Although we have entered into employment agreements with Mr. Zalupski, Mr. Moran and Ms. Fernandez, there is no guarantee that Mr. Zalupski, Mr. Moran or Ms. Fernandez will remain employed by us. Our ability to retain our key management personnel or to attract suitable replacements should any members of our management team leave is dependent on the competitive nature of the employment market. The loss of services from key management personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets. We have obtained key man life insurance that would provide us with proceeds in the event of the death or disability of the Chief Executive Officer and/or the Chief Operating Officer.
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
Our current financing agreements contain, and the financing arrangements we enter into in the future likely will contain, covenants that limit our ability to do certain things. For instance, our Credit Agreement requires the Company to meet certain financial ratios and comply with covenants, such as maximum debt to capitalization ratio, minimum interest coverage ratios and minimum liquidity ratios.
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
Our common stock consists of two classes: Class A and Class B. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to three votes per share. Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our certificate of incorporation. Mr. Zalupski, our founder, President, Chief Executive Officer and Chairman of our Board of Directors, owns, through personal holdings and an entity that he controls, 100% of our Class B common stock (representing 85% of the total combined voting power of our Class A and Class B common stock as of December 31, 2022).
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
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our bylaws or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity that purchases or otherwise acquires any interest in shares of our capital stock are deemed to have notice of, and consented to, the provisions of our amended and restated certificate of incorporation described in the preceding sentence. This choice of forum provision may limit a stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons.

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
We have not declared or paid cash dividends on our Class A common stock and we cannot assure that cash dividends will be paid.
Consequently, a return may only be achieved on an investment if the price of the Class A common stock appreciates and the Class A common stock is sold at a price greater than what was paid for it. There is no guarantee that the price of the Class A common stock that will prevail in the market will ever exceed the price that was paid.
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
Some provisions of our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders, including:
•providing that the Board of Directors is expressly authorized to determine the size of our Board of Directors;
•limiting the ability of our stockholders to call special meetings;
•establishing advance notice provisions for stockholder proposals and nominations for elections to the Board of Directors to be acted upon at meetings of stockholders;
•providing that the Board of Directors is expressly authorized to adopt, or to alter or repeal, our bylaws; and
•establishing advance notice and certain information requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
Mr. Zalupski, through his beneficial ownership of all of our outstanding Class B common stock as of December 31, 2022, controls approximately 85% of the total combined voting power of our outstanding Class A and Class B common stock, which gives him the ability to prevent a potential takeover of our company. If a change of control or change in management is delayed or prevented, the market price of our Class A common stock could decline.
In addition, some of the restrictive covenants contained in our various financing agreements may delay or prevent a change in control.
We are a “controlled company” within the meaning of the NYSE rules, which allows us to rely on exemptions from certain corporate governance requirements.
Mr. Zalupski beneficially owns a majority of our outstanding voting interests. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that:
•a majority of such company’s board of directors consist of independent directors;
•such company have a nominating and governance committee that is composed entirely of independent directors;
•such company have a compensation committee that is composed entirely of independent directors; and
•such company conduct an annual performance evaluation of the nominating and governance and compensation committees.

These requirements will not apply to us as long as we remain a controlled company. Accordingly, the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements are not afforded to our Class A common stockholders.
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
Furthermore, we cannot ensure that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A common stock less attractive to investors, and, as a result, the market price of our Class A common stock could be adversely affected.
Our Class A and B common stock rank junior to our Convertible Preferred Stock with respect to dividends and amounts payable in the event of our liquidation, dissolution or winding-up of our affairs.
Our Class A and B common stock rank junior to our Convertible Preferred Stock, with respect to the payment of dividends and amounts payable in the event of our liquidation, dissolution or winding-up of our affairs. Upon our liquidation, dissolution or winding up, each share of Convertible Preferred Stock will be entitled to receive an amount per share equal to the initial liquidation preference of $1,000 per share, subject to adjustment, plus all accrued and unpaid dividends thereon, which dividends accrue at a rate equal to 9% per annum. No distribution of our assets may be made to holders of our Class A and B common stock until we have paid to holders of our Convertible Preferred Stock such liquidation preference. In addition, as a holding company, we are dependent on cash distributions from DFH LLC and, thus, our ability to cover our expenses, all applicable taxes payable and dividends, if any, declared by us depends on DFH LLC’s ability first to satisfy its obligations to its creditors and make distributions to holders of the Series B preferred units of DFH LLC and then to us.
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
Certain rights of the holders of the Convertible Preferred Stock could make it more difficult or more expensive for a third party to acquire us. If we undergo a Change of Control (as defined in the certificate of designations for the Convertible Preferred Stock), we must redeem all of the shares of Convertible Preferred Stock for cash consideration equal to the initial liquidation preference of $1,000 per share, subject to adjustment, plus all accrued and unpaid dividends thereon, plus if the Change of Control occurs before the fourth anniversary of the date of issuance, a premium equal to the dividends that would have accumulated on such share from and after the date of the Change of Control and through the fourth anniversary of the date of issuance of the Convertible Preferred Stock.
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
If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could materially and adversely affect us.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. There is no assurance that material weaknesses or significant deficiencies in internal controls will not be identified in the future or that we will be successful in adequately remediating any such material weaknesses and significant deficiencies. We may in the future discover areas of our internal controls that need improvement. We have had material weaknesses in our internal controls in the past and we cannot be certain that we will be successful in maintaining adequate internal control over our financial reporting and financial processes in the future. Furthermore, as we grow our business, including through acquisitions, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. The existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies, and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, subject us to investigations from regulatory authorities or cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us.
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
These activities include increasing attention and demands for action related to climate change and promoting the use of energy saving building materials. A failure to comply with investor or customer expectations and standards, which are evolving, or if we are perceived to not have responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, could also cause reputational harm to our business and could have a material adverse effect on us. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings systems for evaluating companies on their approach to ESG matters. These ratings are used by some investors to assist in forming their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.
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
Our access to additional third-party sources of financing will depend, in part, on:
•general market conditions;
•the current interest rates;
•the market’s perception of our growth potential;

•the duration and effects of the COVID-19 pandemic;
•with respect to acquisition and/or development financing, the market’s perception of the value of the land parcels to be acquired and/or developed;
•our current debt levels;
•our current and expected future earnings;
•our cash flow; and
•the market price per share of our common stock.
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
•trends with respect to interest rates and cancellation rates;
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
We have based these forward-looking statements on our current expectations and assumptions about future events based on information available to our management at the time the statements were made. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. The following summary risk factors, may cause actual results to differ materially from those expressed or implied in our forward-looking statements:
•the negative impact of an increase in cancellation rates affecting our closing, backlog and sales revenues as a result of rising interest rates and inflationary pressures;
•a continued shortage of building materials or labor, or continued increases in costs that delay or increase the cost of home construction;
•the impact from global economic and political instability and conflicts, such as the conflict between Russia and Ukraine, could adversely affect our business, financial condition or results of operations;
•a slowdown in the homebuilding industry or changes in population growth rates in our markets;
•volatility and uncertainty in the credit markets and broader financial markets;
•our future operating results and financial condition;
•adverse effects of major epidemics or pandemics, such as COVID-19, on the economy, our business, financial condition and results of operations;
•the success of our operations in new markets and our ability to expand into additional new markets;
•our ability to continue to leverage our asset-light and capital-efficient lot acquisition strategy;
•our ability to develop our projects successfully or within expected timeframes;
•our ability to identify potential acquisition targets and close such acquisitions;
•our ability to successfully integrate acquired businesses with our existing operations;
•availability of land to acquire and our ability to acquire such land on favorable terms, or at all;
•availability, terms and deployment of capital and ability to meet our ongoing liquidity needs;
•restrictions in our debt agreements that limit our flexibility in operating our business;
•disruption in the terms or availability of mortgage financing or an increase in the number of foreclosures in our markets;
•decline in the market value of our inventory or controlled lot positions;
•shortages of, or increased prices for, labor, land or raw materials used in land development and housing construction, including due to changes in trade policies;
•delays in land development or home construction resulting from natural disasters, adverse weather conditions or other events outside our control;

•uninsured losses in excess of insurance limits;
•the cost and availability of insurance and surety bonds;
•changes in liabilities under, or the failure or inability to comply with, governmental laws and regulations, including environmental laws and regulations;
•the timing of receipt of regulatory approvals and the opening of projects;
•the degree and nature of our competition;
•decline in the financial performance of our interests, our lack of sole decision-making authority thereof and maintenance of relationships with our partners;
•negative publicity or poor relations with the residents of our projects;
•existing and future warranty and liability claims;
•existing and future litigation, arbitration or other claims;
•availability of qualified personnel and third-party contractors and subcontractors;
•information system failures, cyber incidents or breaches in security;
•our ability to retain our key personnel;
•our ability to maintain an effective system of internal control and produce timely and accurate financial statements or comply with applicable regulations;
•our leverage and future debt service obligations;
•the impact on our business of any future government shutdown;
•the impact on our business of acts of war or terrorism;
•other risks and uncertainties inherent in our business; and
•other factors we discuss under the section entitled “Risk Factors.”
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
We also own a local office in San Antonio, Texas. See “Business—Land Acquisition Strategy and Development Process—Owned and Controlled Lots” for a summary of the other properties that we owned or controlled as of December 31, 2022.
ITEM 3.    LEGAL PROCEEDINGS
Legal Proceedings
From time to time, we are a party to ongoing legal proceedings in the ordinary course of business. See Note 6. Commitments and Contingencies – Legal Proceedings to our consolidated financial statements for information about certain pending legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock is listed on the NYSE under the symbol “DFH.” As of February 28, 2023 the closing price of our Class A common stock on the NYSE was $12.03, and we had 26 stockholders of record, including Cede & Co. as nominee of The Depository Trust Company.
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
Stock Performance Graph
The performance graph furnished below shows a comparison of the cumulative total returns to stockholders of the Company, as compared to the S&P 500 Composite Index and the S&P Homebuilders Select Industry Index since our initial public offering in January 2021. The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.
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
Business Overview
We design, build and sell homes in high-growth markets, including Charlotte, Raleigh, Jacksonville, Orlando, Denver, the Washington D.C. metropolitan area, Austin, Dallas and Houston. We sell homes under the Dream Finders Homes, DF Luxury, Craft Homes and Coventry Homes brands. We employ an asset-light land acquisition strategy with a focus on the design, construction and sale of single-family entry-level, first-time move-up and second-time move-up homes. To fully serve our homebuyer customers and capture ancillary business opportunities, we also offer title insurance through DF Title and mortgage banking solutions primarily through our mortgage banking joint venture, Jet LLC.
During the third and fourth quarters of 2022, housing demand was negatively impacted as rising mortgage rates created strains on affordability. In response to the negative effect on housing demand, we have introduced sales incentives primarily focused on mortgage buy down programs and continue to monitor net sales and traffic at the community level and are strategically renegotiating lot option contracts to match the adjusted sales pace. Our asset-light business model and conservative balance sheet management have allowed us to effectively navigate market volatility.
For the year ended December 31, 2022, we received 6,045 net new orders (new orders for homes less cancellations), a decrease of 763 or 11%, as compared to the 6,808 net new orders received for the year ended December 31, 2021. For the year ended December 31, 2022, we closed 6,878 homes, an increase of 2,004, or 41%, as compared to the 4,874 homes closed for the year ended December 31, 2021. As of December 31, 2022, our backlog of sold homes was 5,548. In addition, as of December 31, 2022, we owned or controlled an aggregate of 43,558 lots.
Key Results
Key financial results for the year ended December 31, 2022, as compared to the year ended December 31, 2021, were as follows:
•Revenues increased 74% to $3.3 billion from $1.9 billion.
•Net new orders decreased 11% to 6,045 from 6,808.
•Homes closed increased 41% to 6,878 from 4,874.
•Average sales price of homes closed increased 22% to $474,292 from $389,094.
•Gross margin as a percentage of homebuilding revenues increased to 18.4% from 16.0%.
•Adjusted gross margin (non-GAAP) as a percentage of homebuilding revenues increased to 24.6% from 21.7%.
•Net and comprehensive income increased 104% to $274 million from $135 million.
•Net and comprehensive income attributable to Dream Finders Homes, Inc. increased 117% to $262 million from $121 million.
•EBITDA (non-GAAP) as a percentage of total revenues increased to 12.6% from 10.1%.
•Backlog of sold homes decreased 13% to 5,548 from 6,381.
•Active communities at December 31, 2022 increased to 206 from 205 at December 31, 2021.
•Return on participating equity was 49.1% compared to 44.3%.
•Basic earnings per share was $2.67 and diluted earnings per share was $2.45, compared to $1.27 and $1.27, respectively.

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

Results of Operations
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table sets forth our results of operations for the periods indicated:

	For the Year Ended December 31,
	2022	2021	Amount Change	% Change
Revenues:
Homebuilding	$3,334,559	$1,917,301	$1,417,258	74%
Other	7,776	6,609	1,167	18%
Total revenues	3,342,335	1,923,910	1,418,425	74%
Homebuilding cost of sales	2,722,139	1,610,332	1,111,807	69%
Selling, general and administrative expense	271,040	154,405	116,635	76%
Income from unconsolidated entities	(16,122)	(9,428)	(6,694)	71%
Contingent consideration revaluation	11,053	7,533	3,520	47%
Other (income) expense, net	(1,963)	(1,653)	(310)	19%
Interest expense	32	672	(640)	(95)%
Income before income taxes	356,156	162,049	194,107	120%
Income tax expense	(81,859)	(27,455)	(54,404)	198%
Net and comprehensive income	274,297	134,594	139,703	104%
Net and comprehensive income attributable to noncontrolling interests	(11,984)	(13,461)	1,477	(11)%
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$262,313	$121,133	$141,180	117%

Earnings per share(1)
Basic	$2.67	$1.27	$1.40	110%
Diluted	$2.45	$1.27	$1.18	93%
Weighted-average number of shares
Basic	92,745,781	92,521,482	224,299	—%
Diluted	106,691,248	95,313,593	11,377,655	12%
Consolidated Balance Sheet Data (at period end):
Cash and cash equivalents	$364,531	$227,227	$137,304	60%
Total assets	$2,371,137	$1,894,248	$476,889	25%
Construction lines of credit	$966,248	$763,292	$202,956	27%
Preferred mezzanine equity	$156,045	$155,220	$825	1%
Common stock - Class A	$325	$323	$2	1%
Common stock - Class B	$602	$602	$—	—%
Additional paid-in capital	$264,757	$257,963	$6,794	3%
Retained earnings	$365,994	$118,194	$247,800	210%
Non-controlling interests	$12,970	$24,081	$(11,111)	(46)%
Other Financial and Operating Data (unaudited)
Active communities at end of period(2)	206	205	1	—%
Home closings	6,878	4,874	2,004	41%
Average sales price of homes closed(3)	$474,292	$389,094	$85,198	22%
Net new orders	6,045	6,808	(763)	(11)%
Cancellation rate	21.5%	12.2%	9.3%	76%
Backlog (at period end) - homes	5,548	6,381	(833)	(13)%
Backlog (at period end, in thousands) - value	$2,502,564	$2,913,170	$(410,606)	(14)%
Gross margin (in thousands)(4)	$612,420	$306,969	$305,451	100%
Gross margin %(5)	18.4%	16.0%	2.4%	15%
Net profit margin %	7.9%	6.3%	1.5%	25%
Adjusted gross margin (in thousands)(6)	$820,158	$416,382	$403,776	97%
Adjusted gross margin %(5)	24.6%	21.7%	2.9%	13%
EBITDA (in thousands)(6)	$422,582	$194,967	$227,615	117%
EBITDA margin %(7)	12.6%	10.1%	$—	25%
Adjusted EBITDA (in thousands)(6)	$429,378	$200,200	$229,178	114%
Adjusted EBITDA margin %(7)	12.8%	10.7%	2.1%	20%

(1)Refer to Note 14, Earnings per Share to the consolidated financial statements for disclosure related to the calculation of earnings per share (“EPS”) as of December 31, 2021. Diluted shares were calculated by using the treasury stock method for stock grants and the if-converted method for the convertible preferred stock and the associated preferred dividends.Since the conversion price of the Company’s Convertible Preferred Stock is based on the average trailing 90 days’ closing price of Class A common stock, changes in the price of the Class A common stock may significantly affect, as it did in 2022, the number of additional assumed common shares outstanding under the if-converted method for diluted earnings per share, even when the number of Convertible Preferred Stock shares outstanding is unchanged.
(2)A community becomes active once a model is open to customers or the community has had five net new orders. A community becomes inactive when it has fewer than five units remaining to sell.
(3)Average sales price of homes closed is calculated based on homebuilding revenues, excluding the impact of deposit forfeitures, percentage of completion revenues and finished lot sales, over homes closed.
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
Revenues. Revenues for the year ended December 31, 2022 were $3.3 billion, an increase of $1.4 billion, or 74%, from $1.9 billion for the year ended December 31, 2021. The increase in revenues was primarily attributable to an increase in home closings of 2,004 homes, or 41%, during the year ended December 31, 2022 as compared to the year ended December 31, 2021. Our October 2021 acquisition of MHI contributed 2,229 closings and $1.3 billion in homebuilding revenues for the year ended December 31, 2022 and 689 closings and $361.1 million in homebuilding revenues for the year ended December 31, 2021. The average sales price of homes closed was $474,292 for 2022 compared to $389,094 in 2021, an increase of $85,198 or 22%. The increase was due to a higher average sales price of homes closed within the Texas segment, as well as overall price appreciation, which increased at a higher pace than cost inflation.
Homebuilding Cost of Sales and Gross Margin. Homebuilding cost of sales for the year ended December 31, 2022 was $2.7 billion, an increase of $1.1 billion, or 69%, from $1.6 billion for the year ended December 31, 2021. The increase in homebuilding cost of sales is primarily due to the increase in home closings in 2022 as compared to 2021. Homebuilding gross margin for the year ended December 31, 2022 was $612 million, an increase of $305 million, or 100%, from $307 million for the year ended December 31, 2021. Homebuilding gross margin as a percentage of homebuilding revenues was 18.4% for the year ended December 31, 2022, an increase of 240 basis points (“bps”), or 15%, from 16.0% for the year ended December 31, 2021. The increase in gross margin was primarily due to overall price appreciation, which increased at a higher pace than cost inflation.
Adjusted Gross Margin. Adjusted gross margin for the year ended December 31, 2022 was $820 million, an increase of $404 million, or 97%, from $416 million for the year ended December 31, 2021. Adjusted gross margin as a percentage of homebuilding revenues for the year ended December 31, 2022 was 24.6%, an increase of 290 bps, or 13%, as compared to 21.7%, for the year ended December 31, 2021. The increase in adjusted gross margin is attributable to overall price appreciation, which increased at a higher pace than cost inflation. Adjusted gross margin is a non-GAAP financial measure. For the definition of adjusted gross margin and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”
Selling, General and Administrative Expense. Selling, general and administrative expense for the year ended December 31, 2022 was $271 million, an increase of $117 million, or 76%, from $154 million for the year ended December 31, 2021. The increase in selling, general and administrative expense was primarily due to higher closing volume and the inclusion of $111 million in expenses from the Texas segment for the year ended December 31, 2022. Selling, general and administrative expenses as a percentage of homebuilding revenues for the year ended December 31, 2022 was 8%, remaining consistent when compared to 8% for the year ended December 31, 2021.
Income from Equity in Earnings of Unconsolidated Entities. Income from equity in earnings of unconsolidated entities for the year ended December 31, 2022 was $16 million, an increase of $7 million, or 71%, as compared to $9 million for the year ended December 31, 2021. The change in income from equity in earnings of unconsolidated entities was equally attributable to income from mortgage banking and title insurance joint ventures from MHI and distributions of profits from DF Capital funds for the year ended December 31, 2022.

Contingent Consideration Revaluation. Contingent consideration expense for the year ended December 31, 2022 was $11 million, an increase of $3 million or 47%, as compared to $8 million for the year ended December 31, 2021. The increase in contingent consideration expense is primarily due to fair value adjustments of future expected earn-out payments from the acquisitions of MHI and H&H.
Contingent consideration liabilities are impacted by various inputs and estimates in addition to the fair value accretion, including: (i) updates to the discount rate used quarterly, (ii) changes to current year assumptions based on year to date actual results, (iii) changes to future year’s forecast assumptions, which are affected by macro-economic conditions and local market conditions, as well as management actions including capital allocation, growth plans, and restructuring, and (iv) contractual modifications that may merit additional adjustments to final pre-tax income prior to the calculation of the annual earn out payments. The change in estimates used to calculate the contingent consideration adjustment could be material at times and could potentially fluctuate from expense or income. Our policy is to separately disclose the impact of contingent consideration liability adjustments within the Consolidated Statements of Comprehensive Income.
Other (Income) Expense, Net. Other income for the year ended December 31, 2022 was $(2) million, when compared to $(2) million in other income for the year ended December 31, 2021. The other income, net remained consistent year over year as the income from the forgiveness of the Company's $7 million Paycheck Protection Program loan included in 2021 was offset by the expense for the settlement of the Silver Meadows Townhome Owners Association, Inc. lawsuit in 2021, both of which did not repeat in 2022.
Net and Comprehensive Income. Net and comprehensive income for the year ended December 31, 2022 was $274 million, an increase of $139 million, or 104%, from $135 million for the year ended December 31, 2021. The increase in net and comprehensive income was primarily attributable to an increase in gross margin on homes closed of $305 million, or 100%, during the year ended December 31, 2022 as compared to the year ended December 31, 2021. The net and comprehensive income for the year ended December 31, 2022 includes income tax expense of $82 million, an increase of $54 million, or 198%, from $27 million of income tax expense for the year ended December 31, 2021. This increase is due to the increase in pre-tax income as well as the effective income tax rate increase of 4.5%. The change in effective tax rate is primarily attributable to the Florida corporate tax rate increase to 5.5% in 2022 from 3.5% in 2021 and increases in non-deductible executive compensation. In addition, during 2021, the Company's Paycheck Protection Program loan was forgiven and the related income of $7 million was not taxable.
Net and Comprehensive Income Attributable to Dream Finders Homes, Inc. Net and comprehensive income attributable to Dream Finders Homes, Inc. for the year ended December 31, 2022 was $262 million, an increase of $141 million, or 117%, from $121 million for the year ended December 31, 2021. The increase was primarily attributable to higher home closings and gross margin of 6,878 and 18.4%, respectively.
Backlog. Backlog at December 31, 2022 was 5,548 homes valued at approximately $2,503 million based on average sales price, a decrease of 833 homes and $411 million in value, or 13% and 14%, respectively, as compared to 6,381 homes valued at approximately $2,913 million at December 31, 2021. The overall decrease in backlog was primarily attributable to a decrease in net new orders of 763 or 11%, which is reflective of the weakening housing market due to the rapid rise in interest rates, mostly in the latter half of the year. In addition, approximately 1,070 of the homes in our backlog are expected to be delivered in 2024 and beyond.
Refer to the Form 10-K for the year ended December 31, 2021 filed on March 16, 2022 for the results of operations and related discussion for December 31, 2021 compared to the year ended December 31, 2020.

Non-GAAP Financial Measures
Adjusted Gross Margin
Adjusted gross margin is a non-GAAP financial measure used by management as a supplemental measure in evaluating operating performance. We define adjusted gross margin as gross margin excluding the effects of capitalized interest, amortization included in homebuilding cost of sales (primarily adjustments resulting from the application of purchase accounting in connection with acquisitions) and commission expense. Our management believes this information is meaningful because it isolates the impact that capitalized interest, amortization (primarily purchase accounting adjustments) and commission expense have on gross margin. We include commission expense in homebuilding cost of sales, not selling, general and administrative expense, and therefore commission expense is taken into account in gross margin. As a result, in order to provide a meaningful comparison to the public company homebuilders that include commission expense below the gross margin line in selling, general and administrative expense, we have excluded commission expense from adjusted gross margin. However, because adjusted gross margin information excludes capitalized interest, amortization (primarily purchase accounting adjustments) and commission expense, which have real economic effects and could impact our results of operations, the utility of adjusted gross margin information as a measure of our operating performance may be limited. In addition, other companies may not calculate adjusted gross margin information in the same manner that we do. Accordingly, adjusted gross margin information should be considered only as a supplement to gross margin information as a measure of our performance.
The following table presents a reconciliation of adjusted gross margin to the GAAP financial measure of gross margin for each of the periods indicated (unaudited and in thousands, except percentages):

	Year Ended December 31,
	2022	2021	2020
Gross margin(1)	$612,420	$306,969	$165,048
Interest expense in homebuilding cost of sales	60,595	32,508	32,044
Amortization in homebuilding cost of sales(3)	6,701	9,873	5,070
Commission expense	140,442	67,032	50,533
Adjusted gross margin	$820,158	$416,382	$252,695
Gross margin %(2)	18.4%	16.0%	14.6%
Adjusted gross margin %(2)	24.6%	21.7%	22.5%
(1)Gross margin is homebuilding revenues less homebuilding cost of sales.
(2)Calculated as a percentage of homebuilding revenues.
(3)Primarily represents purchase accounting adjustments.
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

The following table presents a reconciliation of EBITDA and adjusted EBITDA to the GAAP financial measure of net income for each of the periods indicated (unaudited and in thousands, except percentages):

	Year Ended December 31,
	2022	2021	2020
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$262,313	$121,133	$79,093
Interest income	(169)	(6)	(45)
Interest expensed in cost of sales	60,595	32,508	32,044
Interest expense	32	672	871
Income tax expense	81,859	27,455	—
Depreciation and amortization(2)	17,952	13,205	8,922
EBITDA	$422,582	$194,967	$120,885
Stock-based compensation expense	6,796	5,233	947
Adjusted EBITDA	$429,378	$200,200	$121,832
EBITDA margin %(1)	12.6%	10.1%	10.7%
Adjusted EBITDA margin %(1)	12.8%	10.4%	10.7%
(1)Calculated as a percentage of total revenues.
(2)Includes the impact of fair value of inventory adjustments from prior acquisitions of $7 million for the year ended December 31, 2022, which is included in homebuilding cost of sales reported on the Consolidated Statements of Comprehensive Income.
Components of Our Operating Results
Below are general definitions of the income statement line items and unaudited other financial and operating data set forth in our period over period changes in results of operations.
Revenues — Homebuilding and Other
Revenues include the proceeds from the closing of homes sold to our customers, as well as fees from our wholly-owned title insurance businesses. Revenues from home sales are recorded at the time each home sale is closed, title and possession are transferred to the buyer and there is no significant continuing involvement with the home. For home sales on a homesite that the customer owns, we recognize revenue based on the percentage of completion of the home. Proceeds from home sales are generally received within a few days after closing. Home sales are reported net of sales discounts and incentives granted to homebuyers, which includes seller-paid closing costs. The pace of closings, average home sales price, the level of incentives provided to the customer and the amount of upgrades or options selected all impact our recorded revenues in a given period.
Homebuilding Cost of Sales
Homebuilding cost of sales includes the lot purchase and carrying costs associated with each lot, construction costs of each home, capitalized interest expensed, lot option fees, building permits, internal and external realtor commissions and warranty costs (both incurred and estimated to be incurred). Land, development and other allocated costs, including interest, lot option fees and property taxes, incurred during development and home construction are capitalized and expensed to homebuilding cost of sales when the home is closed and revenue is recognized. We adjust the cost of lots remaining in a community on a pro rata basis, when changes to estimated total development costs occur, including lot option fees and community costs. Indirect costs such as maintenance of communities, signage and supervision are expensed as incurred.
Selling, General and Administrative Expense
Selling, general and administrative expense consists of corporate and marketing overhead expenses such as payroll, stock compensation expense, insurance, IT, office expenses, advertising, outside professional services and travel expenses.

Selling, general and administrative expense also includes maintaining model homes and sales centers, including the rent associated with any model homes or sales centers that we have sold and lease from a third party. We recognize these costs in the period they are incurred.
Income from Equity in Earnings of Unconsolidated Entities
Income from equity in earnings of unconsolidated entities consists primarily of income earned from minority interests in our unconsolidated mortgage banking joint venture, Jet LLC, which underwrites and originates home mortgages across our geographic footprint. Our 49.9% minority interest in Jet LLC is accounted for under the equity investment method and is not consolidated in our consolidated financial statements, as we do not control, and are not deemed the primary beneficiary of, Jet LLC.
Other Income and Expense
Other income includes income from the sale of non-core assets, interest income and management fees we earn from shared services with the former owner of MHI and from managing certain joint ventures. In general, we earn four to six percent of the sales price of homes built by us on behalf of the joint ventures. Other expense consists primarily of expenses related to the sale of non-core assets. For 2021, other income also includes the one-time forgiveness of the Payroll Protection Program loan.
Contingent Consideration Revaluation
Contingent consideration revaluation is related to the valuation changes in existing earn out agreements with former owners of acquired entities.
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
Net and Comprehensive Income Attributable to Dream Finders Homes, Inc.
Net and comprehensive income attributable to Dream Finders Homes, Inc. is total revenues less homebuilding cost of sales, selling, general and administrative expense, income from equity in earnings of unconsolidated entities, other income, other expense, interest expense and net and comprehensive income attributable to noncontrolling interests.
Return on Participating Equity
Return on participating equity is pre-tax net and comprehensive income attributable to Dream Finders Homes, Inc. tax effected for our federal and state blended tax rate less accrued preferred unit distributions divided by average total participating equity. Participating equity is all equity that participates in the earnings of the Company, including Series A preferred equity and all common equity. Following consummation of our initial public offering, we became subject to taxation as a corporation and consequently calculated return on equity as net income attributable to Dream Finders Homes, Inc. less preferred distributions divided by the average beginning and ending participating equity for the fiscal year.
Net New Orders
Net new orders is a key performance metric for the homebuilding industry and is an indicator of future revenues and cost of sales. Depending on whether net new orders are associated with a variable interest entity, they can also be an indicator of future net and comprehensive income attributable to noncontrolling interests.

Net new orders for a period are gross sales less any customer cancellations received during the same period. Sales are recognized when a customer signs a contract and we approve such contract and collect any deposit from the customer required by such contract.
Cancellation Rate
We record a cancellation when a customer notifies us that he or she does not wish to purchase a home. Increasing cancellations are a negative indicator of future performance and can be an indicator of decreased revenues, homebuilding cost of sales and net income. When a cancellation occurs, we generally retain the customer deposit and resell the home to a new customer. Cancellations can occur due to customer credit issues or changes to the customer’s desires. The cancellation rate is the total number of new sales purchase contracts cancelled during the period divided by the total new gross sales for homes during the period.
Backlog (at period end)
Backlog (at period end) is the number of homes in backlog from the previous period plus the number of net new orders generated during the current period minus the number of homes closed during the current period. Backlog at period end includes homes currently under construction and homes that are sold where construction has not commenced.
Gross Margin
Gross margin is homebuilding revenues less homebuilding cost of sales for the reported period.
Adjusted Gross Margin
Adjusted gross margin is gross margin less capitalized interest expensed in homebuilding cost of sales, commission expense, and amortization in homebuilding cost of sales (primarily purchase accounting adjustments).
Liquidity and Capital Resources
Overview
We generate cash from the sale of our inventory and we intend to re-deploy a portion of the net cash generated from the sale of inventory to acquire and control land and further grow our operations year over year. As of December 31, 2022, we had $365 million in cash and cash equivalents (excluding $31 million of restricted cash), an increase of $137 million, or 60%, from $227 million as of December 31, 2021. We also maintain our Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with a syndicate of lenders providing for a senior unsecured revolving credit facility, which has an aggregate commitment of up to $1.1 billion and matures on June 2, 2025. Borrowings under this Amended and Restated Credit Agreement are limited to the amount of inventory held on the Consolidated Balance Sheet, subject to unit-specific advance rates and other limitations. As of December 31, 2022, available liquidity under the Credit Agreement was $122 million, resulting in $487 million in total liquidity for the Company. We believe that our sources of liquidity are sufficient to satisfy our current commitments.
We continue to evaluate our capital structure and explore options to strengthen our Consolidated Balance Sheet. We will remain opportunistic while assessing available capital in the debt and equity markets.
Our principal uses of capital are lot deposits and purchases, vertical home construction, operating expenses and the payment of routine liabilities.
Cash flows generated by our projects can differ materially from our results of operations, as these depend upon the stage in the life cycle of each project. The majority of our projects begin at the land acquisition stage when we enter into finished lot option contracts by placing a deposit with a land seller or developer. Our lot deposits are an asset on our balance sheets and these cash outflows are not recognized in our results of operations. Early stages in our communities require material cash outflows relating to finished lot option purchases, entitlements and permitting, construction and furnishing of model homes, roads, utilities, general landscaping and other amenities, as well as ongoing association fees and property taxes. These costs are capitalized within our real estate inventory and are not recognized in our operating income until a home sale closes. As such, we incur significant cash outflows prior to the recognition of earnings.

In later stages of the life cycle of a community, cash inflows could significantly exceed our results of operations, as the cash outflows associated with land purchase and home construction and other expenses were previously incurred.
We typically provide lot deposits in the range of 5% to 10% of the land purchase price. When entering into these contracts, we also agree to purchase finished lots at predetermined time frames and quantities that match our expected selling pace in the community.
We also enter into land development arrangements with land sellers, land developers and land bankers. We provide deposits to develop lots that we will have the option to acquire in the future, along with lot option fees based on the outstanding capital balance held by the land banker. The initial investment and lot option fees require our ability to allocate liquidity resources to projects that will not materialize into cash inflows or operating income in the near term. The above cash strategies allow us to maintain adequate lot supply in our existing markets and support ongoing growth and profitability. Although currently there is economic uncertainty that is impacting the homebuilding industry, we continue to operate in geographic regions with consistent increases in the demand for new homes and constrained lot supply compared to population and job growth trends. We intend to continue to reinvest our earnings into our business and focus on expanding our operations. In addition, as the opportunity to purchase finished lots in desired locations becomes increasingly more limited and competitive, we are committed to allocating additional liquidity to land bank deposits on land development projects, as this strategy mitigates the risks associated with holding undeveloped land on our balance sheet, while allowing us to control adequate lot supply in our key markets to support forecasted growth.
Credit Facilities, Letters of Credit, Surety Bonds and Financial Guarantees

On June 2, 2022, we entered into an Amended and Restated Credit Agreement to amend and restate our prior credit agreement originally dated as of January 25, 2021. The Amended and Restated Credit Agreement provides for a senior unsecured revolving credit facility and is with a syndicate of lenders. The Amended and Restated Credit Agreement provides for aggregate commitments of $1.125 billion and has an accordion feature that allows the aggregate commitments to increase up to $1.625 billion. The Amended and Restated Credit Agreement matures on June 2, 2025. Outstanding borrowings under the Amended and Restated Credit Agreement are subject to, among other things, a borrowing base. The borrowing base includes, among other things, (a) 90% of the net book value of presold housing units, (b) 85% of the net book value of model housing units, (c) 85% of the net book value of speculative housing units and (d) 70% of the net book value of finished lots, in each case subject to certain exceptions and limitations set forth in the Amended and Restated Credit Agreement.

Under the Amended and Restated Credit Agreement, borrowings under the revolving line of credit bear interest, at our option, at (1) a “Base Rate”, which means for any day a fluctuating rate per annum equal to credit spreads of 1.50% to 2.60%, which are determined based on our debt to capitalization ratio, plus the highest of (a) the Federal Funds Rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” (c) the Term Secured Overnight Financing Rate (“SOFR”) plus 1.00% and (d) 1.00%, or (2) a “Term SOFR Rate”, which means for any day a fluctuating rate per annum equal to credit spreads of 2.50% to 3.60%, which are determined based on our debt to capitalization ratio, plus the adjusted Term SOFR rate (based on one, three or six-month interest periods). Interest on each base rate advance borrowed under the Amended and Restated Credit Agreement is payable in arrears on a monthly basis. Interest on each Term SOFR rate advance borrowed under the Amended and Restated Credit Agreement is payable in arrears at the end of the interest period applicable to such advance, or, if less than such interest period, three months after the beginning of such interest period. We pay the lenders a commitment fee on the amount of the unused commitments on a quarterly basis at a rate per annum that will vary from 0.20% to 0.30% depending on our debt to capitalization ratio. We are also obligated to pay other customary closing fees, arrangement fees, administration fees and letter of credit fees for a credit facility of this size and type. All obligations under the Amended and Restated Credit Agreement are unsecured and unconditionally guaranteed by us and certain of our subsidiaries, excluding financial services subsidiaries, immaterial subsidiaries and variable interest entities.
As of December 31, 2022 and 2021, the outstanding balance under the Amended and Restated Credit Agreement was $965 million and $760 million, respectively. The Company had capitalized debt issuance costs related to the line of credit and notes payable, net of amortization, of $7 million and $6 million as of December 31, 2022 and 2021, respectively, which are included in other assets on the Consolidated Balance Sheets. The Company amortized $4 million and $2 million of debt issuance costs for the years ended December 31, 2022 and 2021, respectively.

    The Amended and Restated Credit Agreement contains covenants that, among other things, require that we (i) maintain a maximum debt to capitalization ratio, as of the last day of each fiscal quarter, of 62.5% through December 2022 and 60.0% thereafter; (ii) maintain an interest coverage ratio, as of the last day of each fiscal quarter, of not less than 2.0 to 1.0; (iii) maintain a liquidity ratio, as of the last day of each fiscal quarter, of not less than 1.0 to 1.0; (iv) maintain tangible net worth of not less than the sum of (A) $385 million, (B) 50.0% of net income earned in each fiscal quarter after December 31, 2021 and (C) 50.0% of the aggregate increases in shareholders’ equity of the consolidated group after December 31, 2021 by reason of the issuance and sale of equity interests of the members of the consolidated group; (v) maintain a risk assets ratio (defined as (A) the sum of the GAAP net book value for all finished lots, lots under development and land held for future development or disposition to (B) tangible net worth), as of the last day of each fiscal quarter, of no less than 1.0 to 1.0; (vi) not allow aggregate investments in unconsolidated affiliates to exceed 15.0% of tangible net worth, as of the last day of any fiscal quarter; and (vii) not incur indebtedness other than, among other things, (A) the obligations under the Amended and Restated Credit Agreement, (B) non-recourse indebtedness in an amount not to exceed 15.0% of tangible net worth, as of the last day of each fiscal quarter, (C) operating lease liabilities, finance lease liabilities and purchase money obligations for fixed or capital assets not to exceed $5.0 million in the aggregate, (D) indebtedness of financial services subsidiaries and variable interest entities and (E) indebtedness under hedge contracts entered into for purposes other than for speculative purposes. The Company was in compliance with all debt covenants as of December 31, 2022 and December 31, 2021. The Company expects to remain in compliance with all debt covenants over the next twelve months.
We enter into surety bonds and letter of credit arrangements with local municipalities, government agencies, and land developers. These arrangements relate to certain performance-related obligations and serve as security for certain land option agreements. As of December 31, 2022, we had outstanding surety bonds and letters of credit totaling $85 million and $1 million, respectively.
Leases
The Company has operating leases primarily associated with office space that is used by divisions outside of the Jacksonville area, model home sale-leasebacks and a corporate office building sale-leaseback. The Company also has finance leases for corporate office furniture. As of December 31, 2022, the future minimum lease payments required under these leases totaled $30 million, with $8 million payable within 12 months. Further information regarding our leases is provided in Note 6, Commitments and Contingencies to our consolidated financial statements.
Contingent Consideration
Based on the terms of the purchase agreement, at the time of an acquisition, the Company may record a contingent consideration liability based on the expected fair value of any future earn out payments due to the acquiree for a typical period of up to five years post-acquisition. This liability is remeasured to fair value quarterly and the adjustment is recorded in contingent consideration revaluation. As of December 31, 2022, the contingent consideration liability totaled $115 million, with approximately $43 million payable within 12 months. Further information regarding our contingent consideration liability is provided in Note 1, Nature of Business and Significant Accounting Policies and Note 2, Business Combinations to our consolidated financial statements.
Series B Preferred Units
Following a corporate reorganization and upon completion of the Company’s initial public offering as described in Note 1, Nature of Business and Significant Accounting Policies to our consolidated financial statements, MOF II DF Home LLC and MCC Investment Holdings LLC (both controlled by Medley Capital Corporation) continue to hold the Series B preferred units of DFH LLC. As such, they have certain rights and preferences with regard to DFH LLC that holders of our Class A common stock do not have. The series B preferred units are not convertible into the Company’s common stock.
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
Series C Preferred Units
Following a corporate reorganization and upon completion of the Company’s initial public offering as described in Note 1. Nature of Business and Significant Accounting Policies to our consolidated financial statements, on January 27, 2021 we redeemed all 26,000 outstanding Series C preferred units of DFH LLC at a redemption price of $26 million, including accrued unpaid preferred distributions.
Convertible Preferred Stock
On September 29, 2021, we sold 150,000 shares of newly-created Convertible Preferred Stock with an initial liquidation preference of $1,000 per share and a par value $0.01 per share, for an aggregate purchase price of $150 million. We used the proceeds from the sale of the Convertible Preferred Stock to partially fund the MHI acquisition and for general corporate purposes. Pursuant to the Certificate of Designations, the Convertible Preferred Stock ranks senior to the Class A and B common stock with respect to dividends and distributions on liquidation, winding-up and dissolution. Accordingly, upon a liquidation, dissolution or winding up of the Company, each share of Convertible Preferred Stock is entitled to receive the initial liquidation preference of $1,000 per share, subject to adjustment, plus all accrued and unpaid dividends thereon. In addition, the Convertible Preferred Stock has the following terms:
•Cumulative Dividends: The Convertible Preferred Stock accumulates cumulative dividends at a rate per annum equal to 9% payable quarterly in arrears.
•Duration: The Convertible Preferred Stock is perpetual with call and conversion rights. The Convertible Preferred Stock is not convertible by the Purchasers in the first five years following issuance, with the exception of the acceleration of the Conversion Right (as defined below) upon breach of the protective covenants (described below). We can call the outstanding Convertible Preferred Stock at any time for one-hundred and two percent (102%) of its liquidation preference during the fourth year following its issuance and for one-hundred and one percent (101%) of its liquidation preference during the fifth year following its issuance, plus accrued but unpaid dividends, if any. Subsequent to the fifth anniversary of its issuance, a purchaser can convert the Convertible Preferred Stock into Class A common stock (the “Conversion Right”). The conversion price will be based on the average of the trailing 90 days’ closing price of Class A common stock, less 20% of the average and subject to a floor conversion price of $4.00 (the “Conversion Discount”).
•Protective Covenants: The protective covenants of the Convertible Preferred Stock require us to maintain compliance with all covenants related to (i) the Credit Agreement, as may be further amended from time to time; provided that any amendment, restatement, modification or waiver of the Credit Agreement that would adversely and materially affect the rights of the Purchasers will require the written consent of holders of a majority of the then-outstanding shares of Convertible Preferred Stock; and (ii) any agreement between the Company and any Purchaser (the covenants referred to in clauses (i) and (ii), collectively, the “Protective Covenants”). Non-compliance beyond any applicable cure period with the Protective Covenants (in the case of the Protective Covenants related to the Credit Agreement) will accelerate the Conversion Right, and in the event of such acceleration that occurs before the fifth anniversary following the issuance of the Convertible Preferred Stock, the “Conversion Discount” shall be increased from 20% to 25%.
•Voting Rights: Except as may be expressly required by Delaware law, the shares of Convertible Preferred Stock have no voting rights.

•Redemption in a Change of Control: The Convertible Preferred Stock will be redeemed, contingent upon and concurrently with the consummation of a change of control of the Company. Shares of Convertible Preferred Stock will be redeemed in a change of control of the Company at a price, in cash, equal to the liquidation preference, subject to adjustment, plus all accumulated and unpaid dividends, plus, if the change of control occurs before the fourth anniversary of the date of issuance of the Convertible Preferred Stock, a premium equal to the dividends that would have accumulated on such share of Convertible Preferred Stock from and after the change of control redemption date and through the fourth anniversary of the issuance of the Convertible Preferred Stock.
Pursuant to the terms of the Certificate of Designations, unless and until approval of the Company’s stockholders is obtained, no shares of Class A common stock will be issued or delivered upon conversion of any Convertible Preferred Stock to the extent that such issuance would (i) result in the holder beneficially owning in excess of 19.99% of the outstanding Class A common stock as of the date of the Certificate of Designations or (ii) exceed 19.99% of the outstanding shares of Class A and Class B common stock combined as of the date of the Certificate of Designations.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash (used in) provided by operating activities	$(27,623)	$65,108	$96,911
Net cash used in investing activities	(5,524)	(523,043)	(13,027)
Net cash provided by (used in) financing activities	146,955	645,884	(65,830)
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Net cash used in operating activities was $28 million for the year ended December 31, 2022, as compared to $65 million of net cash provided by operating activities for the year ended December 31, 2021. The change in net cash used in operating activities was primarily driven by an increase in inventories, partially offset by the increase in net income generated on home closings and less cash used for lot deposits for the year ended December 31, 2022.
Net cash used in investing activities was $6 million for the year ended December 31, 2022, as compared to $523 million of cash used in investing activities for the year ended December 31, 2021. The change in net cash used in investing activities was primarily attributable to the Company’s acquisitions of Century Homes and MHI during the first quarter and fourth quarter of 2021, respectively, compared to no acquisitions for the year ended December 31, 2022.
Net cash provided by financing activities was $147 million for the year ended December 31, 2022, as compared to $646 million of cash provided by financing activities for the year ended December 31, 2021. The change in net cash provided by financing activities was primarily attributable to the Corporate Reorganization, which included IPO net proceeds of $130 million, $148 million net proceeds related to the issuance of convertible preferred stock, and $447 million in net proceeds from construction lines of credit. No such transaction occurred for the year ended December 31, 2022, except for $203 million of net proceeds from construction lines of credit.
Refer to the Form 10-K for the year ended December 31, 2021 filed on March 16, 2022 for the cash flows and related discussion for December 31, 2021 compared to year ended December 31, 2020.
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
Availability of Mortgages; Applicable Interest Rates
The majority of our homebuyers in 2022 obtained a mortgage to purchase their home. As a result, the availability of mortgages on terms that make purchases of our homes affordable to a broad base of consumers has a significant impact on our business. The availability and accessibility of mortgages can depend in part on current interest rates and down payment requirements, which are not within our control. The majority of our customers that obtain mortgages obtain loans that conform to the terms established by Freddie Mac and Fannie Mae. During 2022, mortgage interest rates have sharply increased, and continue to rise. Additionally, interest rates available to homebuyers obtaining conforming loans are driven by Freddie Mac’s and Fannie Mae’s ability to package and sell loans in the secondary market. Disruptions in this supply chain could impact our business significantly if our homebuyers are unable to obtain mortgages on terms that are acceptable, or at all.
Costs of Building Materials and Labor
Our cost of sales includes the acquisition and finance costs of home sites or lots, municipality fees, the costs associated with obtaining building permits, materials and labor to construct the home, interest costs for construction loans, internal and external realtor commissions and other miscellaneous closing costs. Home site costs range from 20-30% of the average cost of a home. Building materials range from 40-50% of the average cost to build the home, labor ranges from 25-30% of the average cost to build the home, and interest, commissions and closing costs range from 5-10% of the average cost to build the home.
In general, the cost of building materials fluctuates with overall trends in the underlying prices of raw materials. The cost of certain of our building materials, such as lumber and oil-based products, fluctuates with market-based pricing curves. We often obtain volume discounts and/or rebates with certain suppliers of our building materials, which in turn reduces our cost of sales.
However, increases in the cost of building materials may reduce gross margin to the extent that market conditions prevent the recovery of increased costs through higher home sales prices. The price changes that most significantly influence our operations are price increases in commodities. Significant price increases of these materials may negatively impact our cost of sales and, in turn, our net income.
Housing Supply and Demand
When the supply of new homes exceeds new home demand, new home prices may generally be expected to decline. The COVID-19 pandemic caused a sharp decline in our homebuilding business in March and April 2020 and was followed by a sharp increase in our sales that began in May 2020. Elevated sales were observed through early 2022. As a result of the COVID-19 pandemic, we observed an increase in demand from entry-level homebuyers, our primary customer focus, seeking to move out of apartments and into more spacious homes in anticipation of spending more time at home with remote-working arrangements increasing in prevalence. During the third and fourth quarters of 2022, housing demand was negatively impacted as rising mortgage rates created strains on affordability, and as a result, has contributed to lower net sales. We expect housing market conditions in the majority of the markets that we construct homes to remain relatively healthy in 2023 based on the limited supply of resale homes and population growth continuing to outpace new home construction, even in the face of the rising interest rates.
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
Corporate Reorganization
The Company was formed for the purpose of completing an initial public offering (“IPO”) of its common stock and related transactions in order to carry on the business of Dream Finders Holdings LLC, a Florida limited liability company (“DFH LLC”), as a publicly-traded entity. Pursuant to a corporate reorganization and completion of its IPO on January 25, 2021, the Company became a holding company for DFH LLC and its subsidiaries. For information regarding the Company’s corporate reorganization, see Note 1, Nature of Business and Significant Accounting Policies to the consolidated financial statements.
Income Taxes
Prior to the Company’s initial public offering (“IPO”), we were composed of various pass-through entities that are all treated as partnerships for federal income tax purposes, but are subject to certain minimal taxes and fees; however, income taxes on taxable income or losses realized by our predecessor, DFH LLC, are generally the obligation of the individual members or partners. Following the consummation of the IPO, we became a corporation subject to corporate-level taxes, our income taxes became dependent upon our taxable income, and our net income since the IPO reflects such taxes. We recognize the financial statement impacts of GAAP and tax timing differences on a quarterly basis.
Selling, General and Administrative Expense
Our selling, general and administrative expenses have increased as a result of our acquisitions and the initial and ongoing compliance costs associated with being a public company, including certain provisions of the Sarbanes-Oxley Act and related SEC regulations, and the requirements associated with our Class A common stock listed on the NYSE. In 2021, we also recognized the acceleration of certain of our predecessor’s, DFH LLC, costs, such as capitalized debt issuance costs and unvested stock compensation, which vested at the date of the Company’s initial public offering.
Equity Incentive Plan
To incentivize individuals providing services to us or our affiliates, the Board of Directors adopted the 2021 Equity Incentive Plan in connection with the IPO. Our 2021 Equity Incentive Plan provides for the grant, from time to time, at the discretion of our Board of Directors or a committee thereof, of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, substitute awards and performance awards, which generally results in stock compensation expense. Any individual who is our officer or employee or an officer or employee of any of our affiliates, and any other person who provides services to us or our affiliates, including our directors, is eligible to receive awards under our 2021 Equity Incentive Plan at the discretion of our Board of Directors or the Compensation Committee of our Board of Directors.
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
Revenue Recognition
We recognize revenue in two ways in accordance with Accounting Standards Codification (“ASC”) 606. This includes revenues from home sales with respect to homes that we construct on homesites to which we own title that are recorded at the time each home sale is closed and title and possession are transferred to the buyer, as well as revenues from home sales in which the buyer retains title to the homesite while we build the home that are recognized based on the percentage of completion of the home construction, which is measured on a quarterly basis. We determine the percentage of completion based on the number of days of construction completed to the total estimated number of days to construct the home.
Real Estate Inventory and Homebuilding Cost of Sales
Inventories include the cost of direct land acquisition, land development, construction, capitalized interest, real estate taxes and direct overhead costs incurred related to land acquisition and development and home construction. Indirect overhead costs are charged to selling, general and administrative expense as incurred.
Land and development costs are typically allocated to individual residential lots on a pro-rata basis based on the number of lots in the development, and the costs of residential lots are transferred to construction work in progress when home construction begins. Sold units are expensed on a specific identification basis as homebuilding cost of sales. Homebuilding cost of sales for homes closed includes the specific construction costs of each home and all applicable land acquisition, land development and related costs allocated to each residential lot.
Inventories are carried at the lower of accumulated cost or net realizable value. We periodically review the performance and outlook of our inventories for indicators of potential impairment.
Business Combinations and Valuation of Contingent Consideration
The Company accounts for business combinations using the acquisition method. Under ASC 805 a business combination occurs when an entity obtains control of a “business.” The Company determines whether or not the gross assets acquired meet the definition of a business. If they meet this criteria, the Company accounts for the transaction as a stock purchase. If they do not meet this criteria the transaction is accounted for as an asset purchase. The consideration transferred in the acquisition is generally measured at fair value, as are the identifiable net assets acquired. Any goodwill that arises is tested annually for impairment. Any gain on a bargain purchase is recognized in profit or loss immediately. Transaction costs are expensed as incurred, except if related to the issuance of debt or equity securities. Any contingent consideration is measured at fair value at the date of acquisition and is based on expected cash flow of the acquisition target discounted over time using an observable market discount rate. The Company generally utilizes outside valuation experts to determine the amount of contingent consideration. Contingent consideration is remeasured at fair value at each reporting date and subsequent changes in the fair value of the contingent consideration are recognized in other income or other expense in the Consolidated Statements of Comprehensive Income.
Recent Accounting Pronouncements
See Note 1, Nature of Business and Significant Accounting Policies, to our consolidated financial statements.

Inflation
Inflation in the United States materially increased during the year ended December 31, 2022. To combat these inflationary pressures, the Federal Reserve raised interest rates during 2022 and signaled future interest rate increases.
Our operations may be negatively impacted by inflation due to increasing construction costs, labor, materials as well as land acquisition and financing costs. Inflation can also result in rising mortgage interest rates, which can, in turn, substantially limit the ability of a typical homebuyer, relying on mortgage financing, to purchase a new home. During 2022, although there were increases in the cost of labor and materials, these additional costs were outpaced by price increases in homes closed, and as such, did not have a material impact on our gross margins.
Off-Balance Sheet Arrangements
Asset-Light Lot Acquisition Strategy
We operate an asset-light and capital-efficient lot acquisition strategy primarily through finished lot option contracts and land bank option contracts. These contracts generally allow us to forfeit our right to purchase the lots controlled by these option contracts for any reason, and our sole legal obligation and economic loss as a result of such forfeitures is limited to the amount of the deposits paid pursuant to such option contracts and, in the case of land bank option contracts, any related lot option fees paid to the land bank partner, any potential performance obligations, management of the development to completion and any cost overruns relative to the project. We do not have any financial guarantees or completion obligations, and we do not guarantee lot purchases on a specific performance basis under these agreements. See “Business—Land Acquisition and Development Process” for further information on these option contracts.
As of December 31, 2022, we controlled 37,615 lots through finished lot option contracts and land bank option contracts. Our entire risk of loss pertaining to the aggregate purchase price of contractual commitments resulting from our non-performance under our finished lot option contracts and land bank option contracts is limited to approximately $277 million in lot deposits as of December 31, 2022. In addition, we have capitalized costs of $184 million relating to our off-balance sheet arrangements and land development due diligence.
Surety Bonds and Letters of Credit
We enter into surety bonds and letters of credit arrangements with local municipalities, government agencies and land developers. These arrangements relate to certain performance-related obligations and serve as security for certain land option agreements. As of December 31, 2022, we had outstanding surety bonds and letters of credit totaling $85 million and $1 million, respectively. We believe we will fulfill our obligations under the related arrangements and do not anticipate any material losses under these surety bonds and letters of credit.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

The Amended and Restated Credit Agreement provides for loans to bear interest, at the Company’s option, at (1) a “Base Rate”, which means for any day a fluctuating rate per annum equal to credit spreads of 1.5% to 2.6%, which are determined based on the Company’s debt to capitalization ratio, plus the highest of (a) the Federal Funds Rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” (c) Term SOFR plus 1.0% and (d) 1.0%, or (2) a “Term SOFR/Letter of Credit Rate”, which means for any day a fluctuating rate per annum equal to credit spreads of 2.5% to 3.6%, which are determined based on the Company’s debt to capitalization ratio, plus the adjusted term SOFR rate (based on one, three or six-month interest periods).
Interest on base rate advances borrowed under the Credit Agreement is payable in arrears on a monthly basis. Interest on each Eurodollar rate advance borrowed under the Credit Agreement is payable in arrears at the end of the interest period applicable to such advance, or, if less than such interest period, three months after the beginning of such interest period. The Company pays the lenders a commitment fee on the amount of the unused commitments on a quarterly basis at a rate per annum that will vary from 0.2% to 0.3% depending on the Company’s net debt to net capitalization ratio.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Dream Finders Homes, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Dream Finders Homes, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Dream Finders Homes, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Valuation of Contingent Consideration

As described in Note 1 to the consolidated financial statements, the Company has recorded contingent consideration related to the acquisitions of McGuyer Homebuilders, Inc. in 2021, H&H Constructors of Fayetteville in 2020, and Village Park Homes in 2019. Management recorded the fair value of the contingent consideration as a liability on the respective acquisition dates. The estimated earn-out payments are subsequently remeasured to fair value at each reporting date based on the estimated future earnings of the acquired entities and the reassessment of risk-adjusted discount rates. The measurement of contingent consideration was based on projected cash flows such as revenues, gross margin, overhead expenses, and pre-tax income and discounted to present value using the discounted cash flow method. As of December 31, 2022, the liability for contingent consideration was $115 million.

The principal considerations for our determination that performing procedures relating to the valuation of contingent consideration is a critical audit matter are (i) the significant judgment by management when estimating the fair value of contingent consideration; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenue, gross margin and pre-tax income and the risk-adjusted discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s remeasurement of the contingent consideration, including controls over the projected revenue, gross margin and pre-tax income and risk-adjusted discount rates applied in the contingent consideration valuation calculation. These procedures also included, among others, testing management’s process for estimating the fair value of contingent consideration, which included evaluating the appropriateness of the discounted cash flow methods, testing the completeness and accuracy of data used in the methods, and evaluating the reasonableness of management’s significant assumptions related to projected revenue, gross margin and pre-tax income and the risk-adjusted discount rates. Evaluating the reasonableness of the projected revenue, gross margin and pre-tax income involved considering the past performance of the acquired businesses, as well as economic and industry forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the discounted cash flow methods and the reasonableness of the risk-adjusted discount rates.

/s/ PricewaterhouseCoopers LLP
Jacksonville, Florida
March 2, 2023
We have served as the Company’s auditor since 2019.

DREAM FINDERS HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$364,531	$227,227
Restricted cash (VIE amounts of $4,372 and $4,275)	30,599	54,095
Accounts receivable (VIE amounts of $580 and $2,684)	43,490	33,482
Inventories:
Construction in process and finished homes	1,175,107	961,779
Company owned land and lots	196,563	83,197
VIE owned land and lots	6,515	21,686
Total inventories	1,378,185	1,066,662
Lot deposits	277,258	241,406
Other assets (VIE amounts of $1,877 and $2,185)	49,913	43,962
Investments in unconsolidated entities	14,008	15,967
Property and equipment, net	7,337	6,789
Operating lease right-of-use assets	24,084	19,359
Deferred tax asset	4,526	4,232
Intangible assets, net of amortization	4,999	9,140
Goodwill	172,207	171,927
Total assets	$2,371,137	$1,894,248
Liabilities
Accounts payable (VIE amounts of $353 and $1,309)	$134,702	$113,498
Accrued expenses (VIE amounts of $4,434 and $6,915)	184,051	139,508
Customer deposits	145,654	177,685
Construction lines of credit (VIE amounts of $0 and $1,979)	966,248	763,292
Operating lease liabilities	24,661	19,826
Contingent consideration	115,128	124,056
Total liabilities	1,570,444	1,337,865
Commitments and contingencies (Note 6)
Mezzanine Equity
Preferred mezzanine equity	156,045	155,220

Stockholders’ Equity
Class A common stock, $0.01 per share, 289,000,000 authorized, 32,533,883 and 32,295,329 outstanding as of December 31, 2022 and 2021, respectively	325	323
Class B common stock, $0.01 per share, 61,000,000 authorized, 60,226,153 outstanding as of December 31, 2022 and 2021	602	602
Additional paid-in capital	264,757	257,963
Retained earnings	365,994	118,194
Non-controlling interests	12,970	24,081
Total mezzanine and stockholders’ equity	800,693	556,383
Total liabilities, mezzanine equity and stockholders’ equity	$2,371,137	$1,894,248
The accompanying notes are an integral part of these consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)

	Year ended December 31,
	2022	2021	2020

Revenues:
Homebuilding	$3,334,559	$1,917,301	$1,127,976
Other	7,776	6,609	5,831
Total revenues	3,342,335	1,923,910	1,133,807
Homebuilding cost of sales	2,722,139	1,610,332	962,928
Selling, general and administrative expense	271,040	154,405	90,359
Income from unconsolidated entities	(16,122)	(9,428)	(7,992)
Contingent consideration revaluation	11,053	7,533	1,379
Other (income) expense, net	(1,963)	(1,653)	1,749
Interest expense	32	672	871
Income before income taxes	356,156	162,049	84,513
Income tax expense	(81,859)	(27,455)	—
Net and comprehensive income	$274,297	$134,594	$84,513
Net and comprehensive income attributable to noncontrolling interests	(11,984)	(13,461)	(5,420)
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$262,313	$121,133	$79,093
Earnings per share
Basic	$2.67	$1.27	$—
Diluted	$2.45	$1.27	$—
Weighted-average number of shares
Basic	92,745,781	92,521,482	—
Diluted	106,691,248	95,313,593	—
The accompanying notes are an integral part of these consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
Year ended December 31, 2022, 2021, 2020
(In thousands, except share amounts)

	Redeemable Preferred Units/Stock Mezzanine		Redeemable Common Units Mezzanine		Common Units Members’		Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Total Non- Controlling Interests	Total Equity
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	49,555	$58,269	5,774	$16,248	76,655	$56,503	—	$—	—	$—	$—	$—	$30,471	$161,491
Units compensation	—	—	—	—	—	947	—	—	—	—	—	—	—	947
Contributions	—	—	1,236	—	—	—	—	—	—	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	3,883	3,883
Redemptions	(1,012)	(13,000)	—	—	—	—	—	—	—	—	—	—	—	(13,000)
Distributions	—	(2,522)	—	(1,202)	—	(14,252)	—	—	—	—	—	—	(7,835)	(25,811)
Net income	—	12,891	—	5,547	—	60,655	—	—	—	—	—	—	5,420	84,513
Balance at December 31, 2020	48,543	$55,638	7,010	$20,593	76,655	$103,853	—	$—	—	$—	$—	$—	$31,939	$212,023
Reorganization transactions	(15,400)	(19,958)	(7,010)	(19,227)	(76,655)	(84,473)	21,255,329	213	60,226,153	602	122,843	—	—	—
Issuance of common stock, net	—	—	—	—	—	—	11,040,000	110	—	—	129,887	—	—	129,997
Issuance of convertible preferred stock	150,000	148,124	—	—	—	—	—	—	—	—	—	—	—	148,124
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	5,233	—	—	5,233
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	2,000	2,000
Redemptions	(26,000)	(25,530)	—	—	—	—	—	—	—	—	—	—	—	(25,530)
Distributions	—	(3,617)	—	(1,275)	—	(18,384)	—	—	—	—	—	(13)	(23,319)	(46,608)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	—	(3,450)	—	(3,450)
Net income (loss)	—	563	—	(91)	—	(996)	—	—	—	—	—	121,657	13,461	134,594
Balance at December 31, 2021	157,143	$155,220	—	$—	—	$—	32,295,329	$323	60,226,153	$602	$257,963	$118,194	$24,081	$556,383
Equity-based compensation	—	—	—	—	—	—	238,554	2	—	—	6,794	—	—	6,796
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(23,095)	(23,095)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	—	(13,688)	—	(13,688)
Net income	—	825	—	—	—	—	—	—	—	—	—	261,488	11,984	274,297
Balance at December 31, 2022	157,143	$156,045	—	$—	—	$—	32,533,883	$325	60,226,153	$602	$264,757	$365,994	$12,970	$800,693
The accompanying notes are an integral part of these consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net income	$274,297	$134,594	$84,513
Adjustments to Reconcile Net Income to Net cash used in operating activities
Depreciation and amortization	11,252	6,065	4,010
Gain on sale of property and equipment	(92)	(87)	(118)
Amortization of debt issuance costs	3,844	1,960	2,091
Extinguishment of unamortized debt issuance costs	283	507	—
Amortization of right-of-use operating lease assets	5,839	3,786	3,843
Stock compensation expense	6,796	5,233	947
Income from Paycheck Protection Program	—	7,220	—
Deferred tax benefit	(294)	(946)	—
Income from unconsolidated entities, net of return on investments	1,810	(3,918)	(2,680)
Remeasurement of contingent consideration	11,053	7,533	1,379
Payments of contingent consideration	(4,461)	—	—
Changes in Operating Assets and Liabilities
Accounts receivable	(11,850)	(16,717)	(12,227)
Inventories	(311,523)	(80,196)	23,513
Lot deposits	(35,852)	(134,238)	(37,913)
Other assets	(6,712)	(3,706)	(10,567)
Accounts payable and accrued expenses	65,748	63,361	6,198
Customer deposits	(32,031)	78,167	37,556
Operating lease liabilities	(5,730)	(3,510)	(3,634)
Net cash (used in) provided by operating activities	(27,623)	65,108	96,911

Cash Flows from Investing Activities
Purchase of property and equipment	(5,545)	(2,774)	(2,924)
Proceeds from disposal of property and equipment	152	508	242
Investments in unconsolidated entities	(300)	(1,980)	(90)
Return of investments from unconsolidated entities	449	668	6,578
Business combinations, net of cash acquired	(280)	(519,465)	(16,833)
Net cash used in investing activities	(5,524)	(523,043)	(13,027)

Cash Flows from Financing Activities
Proceeds from construction lines of credit	11,023,077	1,897,540	742,391
Principal payments on construction lines of credit	(10,820,121)	(1,450,639)	(771,863)
Payment of debt issuance costs	(5,539)	(7,657)	(1,995)
Proceeds from common stock issuance	—	143,630	—
Proceeds from issuance of convertible preferred stock	—	148,500	—
Payments of preferred stock dividends	(13,688)	—	—
Payments of equity issuance costs	—	(14,009)	—
Distributions	—	(23,289)	(17,257)
Redemptions	—	(25,530)	(13,000)
Contribution from conversion of converted LLC units	—	123,658	—
Conversion of LLC units	—	(123,658)	—
Contributions from non-controlling interests	—	2,000	3,883
Distributions to non-controlling interests	(23,095)	(23,319)	(7,835)
Payments of contingent consideration	(13,679)	(1,207)	—
Payments on financing leases	—	(136)	(154)
Net cash provided by (used in) financing activities	146,955	645,884	(65,830)

Net increase in cash, cash equivalents and restricted cash	113,808	187,949	18,054
Cash, cash equivalents and restricted cash at beginning of period	281,322	93,373	75,319
Cash, cash equivalents and restricted cash at end of period	$395,130	$281,322	$93,373

DREAM FINDERS HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

Year ended December 31,
2022	2021	2020

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$364,531	227,227	$43,658
Restricted cash	30,599	54,095	49,715
Total cash, cash equivalents and restricted cash shown on the Consolidated Statements of Cash Flows	$395,130	$281,322	$93,373

Supplemental disclosures of noncash activities:
Noncash Investing Activities
Investment capital reallocation	$—	$(3,469)	$1,171
Noncash Financing Activities
Financed land payments to seller	—	8,916	—
Equity issuance costs incurred	—	1,282	—
Accrued distributions	825	3,450	719
Contingent consideration	(1,841)	94,573	16,310
Leased assets obtained in exchange for new operating lease liabilities	10,564	8,149	2,963
Total noncash financing and investing activities	$9,548	$112,901	$21,163
The accompanying notes are an integral part of these consolidated financial statements.

DREAM FINDERS HOMES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
On October 10, 2022, the Company transferred the listing of its Class A common stock from the Nasdaq Global Select Market to the New York Stock Exchange. The Company's Class A common stock continues to trade under the stock symbol "DFH".
The following is a description of the significant accounting policies and practices, which conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of DFH, Inc., its wholly-owned subsidiaries and its investments that qualify for consolidation treatment (see Note 7). All intercompany accounts and transactions have been eliminated in consolidation. There are no other components of comprehensive income not already reflected in net and comprehensive income on our Consolidated Statements of Comprehensive Income.
As a result of the Corporate Reorganization, for accounting purposes, our historical results included herein present the combined assets, liabilities and results of operations of DFH, Inc. and DFH LLC and its direct and indirect subsidiaries for the period September 11, 2020 to January 21, 2021.
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

Cash and cash equivalents includes cash proceeds from home closings in-transit from or held by third-party title company escrow accounts for the benefit of the Company, typically for less than five days. At various times throughout the year, the Company may have cash deposited with financial institutions that exceed the federally insured deposit amount. Management reviews the financial viability of these financial institutions on a periodic basis and does not anticipate nonperformance by the financial institutions.
Restricted Cash
Restricted cash represents funds held in accounts that are restricted for specific purposes, primarily related to escrow monies held in title companies.
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We recognize revenue by following the five-step model: (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied.
The Company’s revenues consist primarily of home sales in the United States, which is its principal market. Home sale transactions are made pursuant to contracts under which the Company typically has a single performance obligation to deliver a completed home to the homebuyer when closing conditions are met. The Company generally determines the selling price per home based on the expected cost-plus margin. The Company has performed an assessment and its contracts do not contain significant financing terms. A large portion of the Company’s contracts with customers and the related performance obligations have an original expected duration of one year or less. For the majority of contracts, performance obligations are satisfied and revenue is recognized at the point in time when control of the asset is transferred to the customer, which is generally when title to and possession of the home and the risks and rewards of ownership are transferred to the homebuyer on the closing date. Under home sale contracts, the Company typically receives an initial cash deposit from the homebuyer at the time the sales contract is executed and receives the remaining consideration to which the Company is entitled, through an escrow agent, at closing.
In certain contracts, the customer controls the underlying land upon which the home is constructed. For these specific contracts, the performance obligation is satisfied over time, as the Company’s performance creates or enhances an asset that the customer controls. The Company recognizes revenue for these contracts based on the percentage of completion of the project, determined by the number of days of construction completed compared to the total estimated number of days to construct the home. Typically, the Company has two types of percentage of completion contracts. The first type is with individual customers for which the Company acts as a general contractor on land owned by the homebuyer. The second is with institutional buyers for which the Company acts as a general contractor on land owned by the institution. Individual customers generally have construction-to-permanent loans that are taken out by the customer. During the underwriting process for our individual and institutional customers a draw schedule is agreed upon by the bank, the customer and the Company. Funds are disbursed for labor and materials that have been completed or installed. These both result in a contract asset as work is being completed prior to receiving funds. A contract liability would be recorded in cases where we have received funds in excess of costs incurred. At December 31, 2022 and 2021, the contract asset related to percentage of completion contracts was $20.7 million and $21.0 million, respectively, and is included in other assets on the Consolidated Balance Sheets. At December 31, 2022 and 2021, the contract liability related to percentage of completion contracts was $2.2 million and $3.9 million, respectively, and is included in accrued expenses on the Consolidated Balance Sheets.
Revenues include forfeited deposits, which occur when home sale or land sale contracts that include a nonrefundable deposit are cancelled. Sales incentives in the form of price concessions on the selling price of a home are recorded as a reduction of revenues. The cost of sales incentives in the form of free or discounted products or services provided to homebuyers, including option upgrades, are reflected in land and development costs because such incentives are identified in home sale contracts with homebuyers as an intrinsic part of the Company’s single performance obligation to deliver and transfer title to the home for the transaction price stated in the contracts.
Refer to Note 9, Segment Reporting for a more detailed disaggregation of our revenues by reportable segments.

Other Income and Expense
Other income includes income from the sale of non-core assets, interest income and management fees we earn from shared services with the former owner of MHI and from managing certain joint ventures. In general, we earn four to six percent of the sales price of homes built by us on behalf of the joint ventures. Other expense consists primarily of expenses related to the sale of non-core assets. For 2021, other income and expense also included the one-time forgiveness of the $7.2 million Paycheck Protection Program (“PPP”) loan and a $7.6 million litigation settlement expense.
Inventories
Inventories include the costs of direct land acquisition, land development, construction, capitalized interest, real estate taxes and direct overhead costs incurred related to land acquisition and development and home construction. Indirect overhead costs are charged to selling, general, and administrative expenses as incurred.
Land and development costs are typically allocated to individual residential lots on a pro rata basis based on the number of lots in the development, and the costs of residential lots are transferred to construction work in progress when home construction begins. Units are expensed on a specific identification basis as homebuilding cost of sales. Homebuilding cost of sales for homes closed includes the specific construction costs of each home and all applicable land acquisition, land development and related costs allocated to each residential lot.
Inventories are carried at the lower of accumulated cost or net realizable value. The Company reviews the performance and outlook of its inventories for indicators of potential impairment on a quarterly basis at the community level. In addition to considering market and economic conditions the Company assesses current sales absorption levels and recent profitability. The Company looks for instances where sales prices for a home in backlog or potential sales prices for a future sold home would be at a level at which the carrying value of the home may not be recoverable. There were $1.8 million in inventory impairment charges recorded for the year ended December 31, 2022. There were no impairment charges recorded for the years ended December 31, 2021 and 2020.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred and betterments are capitalized. When items of property and equipment are sold or otherwise disposed, the asset and related accumulated depreciation accounts are eliminated and any gain or loss is included in operations.
Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Asset Class	Useful Life Years
Furniture and fixtures	2-7
Office equipment	4
Software	1-4
Vehicles	5
Buildings	39
Long-Lived Assets
The Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate an impairment may exist. Recoverability is measured by the expected undiscounted future cash flows of the assets compared to the carrying amount of the assets. If the expected undiscounted future cash flows are less than the carrying amount of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, appraisals, and, if appropriate, current estimated net sales proceeds from pending offers. There were no triggering events or impairments recorded during the years ended December 31, 2022, 2021 or 2020.

Intangible Assets, Net of Amortization
The Company has intangible assets that consist of trade names that are recorded in connection with acquisitions at their fair value based on the results of valuation analyses. Trademarks acquired in business combinations are generally valued using the relief-from-royalty method, which are Level 3-type measurements. Trademarks with finite lives are amortized over no more than five-year periods.
Goodwill
Goodwill represents the excess of purchase price over the fair value of the assets acquired and the liabilities assumed in a business combination. See Note 2, Business Combinations, for details on recent acquisitions. The Company tests for impairment at least annually as of October 1, but the Company tests for impairment more frequently if a triggering event occurs. This test assesses qualitative factors to determine if it is more likely than not that the fair value of the reporting units is less than their carrying value. These qualitative factors include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall performance of the reporting unit and other entity and reporting unit specific events. If the qualitative assessment indicates a stable fair value, no further testing is required. However, if the qualitative assessment indicates that the fair value of a reporting unit has declined past its carrying value, the Company will then calculate the fair value of the reporting unit based on discounted future cash flows. An impairment loss is recorded if this assessment concludes that the fair value of the reporting unit is less than its current carrying value. The Company completed its most recent goodwill impairment test on October 1, 2022 and determined that the fair value of all the reporting units was not less than carrying value. No impairment was recognized during the years ended December 31, 2022, 2021 or 2020. In addition, the Company has not identified any triggering events that would result in the Company performing additional impairment tests.
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
Lot Deposits
Lot deposits represent amounts paid by the Company to secure the ability to acquire finished lots or land for development through an option contract. The Company enters into contracts with different land sellers to ensure it has property on which to build future homes over a two to four-year timeline. The contracts provide for a due diligence period during which the deposit is refundable, after which time the deposit may be partially or completely forfeited should the Company decide not to proceed. The Company reviews lot deposits for impairment on a quarterly basis and will record an impairment charge if it believes it will forfeit its deposit on an individual or portfolio of lots. There were $3.0 million of impairment charges recorded in 2022, and no impairment charges were recorded in 2021 and 2020.
Warranty Reserve
The Company provides a limited warranty for its homes for a period of one year. The Company’s standard warranty requires the Company or its subcontractors to repair or replace defective construction during such warranty period at no cost to the homebuyer.

At the time a home is sold, the Company records an estimate of warranty expense based on historical warranty costs. An analysis of the warranty reserve is performed quarterly to ensure the reserve’s adequacy. The warranty reserve is classified on the Consolidated Balance Sheets as an accrued expense.
Business Acquisitions and Contingent Consideration
Business acquisitions are evaluated and accounted for in accordance with guidance set forth in ASC 805. Once a business combination has been identified, all material assets and liabilities of the business are recognized at fair value as of the acquisition date. Any residual amount remaining of fair value over net assets is recognized as goodwill.
In connection with applicable acquisitions (Note 2), the Company records the fair value of contingent consideration as a liability on the acquisition date as prescribed by the underlying agreement, usually resulting in additional purchase price allocations which is calculated as a percentage of future estimated pre-tax income of the acquiree. The initial measurement of contingent consideration is based on projected cash flows such as revenues, gross margin, overhead expenses and pre-tax income and is discounted to present value using the discounted cash flow method. The remaining estimated contingent consideration payments are subsequently remeasured to fair value at each reporting date based on the estimated future earnings of the acquired entities and the re-assessment of risk-adjusted discount rates that reflect current market conditions. Maximum potential exposure for contingent consideration is not estimable based on the contractual terms of the contingent consideration agreements, which allow for a percentage payout based on a potentially unlimited range of pre-tax net income.
Customer Deposits
Customer deposits are amounts collected from customers in conjunction with the execution of the home sale contract, and are recorded as a liability when cash is received. Customer deposits are applied against the final settlement due at the home closing. In the event of contract default or termination, the customer deposit is generally forfeited and recognized as revenue.
Debt Issuance Costs
Debt issuance costs are amortized to interest expense using the straight-line method over the estimated economic life of the underlying debt instrument. Portions of this amortization are evaluated for capitalization as inventories and subsequently expensed through cost of sales at the home closing.
Variable Interest Entities
Pursuant to ASC 810 and subtopics related to the consolidation of variable interest entities (“VIEs”), management analyzes the Company’s investments first under the variable interest model to determine if they are VIEs and, if so, whether the Company is the primary beneficiary. Management determines whether the Company is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion if changes to the Company’s involvement arise. To make this determination, management considers factors such as whether the Company could direct finance, determine or limit the scope of the entity, sell or transfer property, direct development or direct other operating decisions. The primary beneficiary is defined as the entity having both of the following characteristics: 1) the power to direct the activities that most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and rights to receive the returns from the VIE that would be potentially significant to the VIE. Management consolidates the entity if the Company is the primary beneficiary or if a standalone primary beneficiary does not exist and the Company and its related parties collectively meet the definition of a primary beneficiary. If the investment does not qualify as a VIE under the variable interest model, management then evaluates the entity under the voting interest model to assess if consolidation is appropriate.
See Note 7, Variable Interest Entities, for a description of the Company’s interests, including which entities were determined to be VIEs.
Accounting for Unconsolidated VIEs
Investments for which the Company is not identified as the primary beneficiary, but the Company has significant influence are accounted for as equity method investments.

Investments for which the Company does not have significant influence are accounted for at cost under the cost method. Equity and cost method investments are classified as unconsolidated entities on the Consolidated Balance Sheets.
For equity method investments, the Company shares in the earnings (losses) of these unconsolidated entities generally in accordance with its respective equity interests. In some instances, the Company recognizes earnings (losses) that differ from its equity interest in the unconsolidated entity.
For distributions received from equity method investments, the Company has elected to use the cumulative earnings approach for the Consolidated Statements of Cash Flows. Under the cumulative earnings approach, distributions up to the amount of cumulative equity in earnings recognized are treated as returns on investment within operating cash flows and those in excess of that amount are treated as returns of investment within investing cash flows.
When applicable dividends are declared for the cost method investments, we record them as income of unconsolidated entities on the Consolidated Statements of Comprehensive Income.
Non-Controlling Interests
The equity interests held by others in DFH Leyden LLC, DFH Amelia LLC, DFH Clover LLC, DFH Leyden II LLC, DFH MOF Eagle Landing LLC, DCE DFH JV LLC, DFH Capitol LLC, DFC Mandarin Estates LLC, DFC East Village LLC, DFC Wilford LLC, DFC Amelia Phase III LLC, DFC Sterling Ranch LLC, DFC Grand Landings LLC and FMR IP, LLC, have been reflected as non-controlling interests in the Consolidated Balance Sheets. Income attributable to these non-controlling interests are presented in the Consolidated Statements of Comprehensive Income as net income attributable to non-controlling interests.
Income Taxes
We are a corporation subject to income taxes in the United States. Our proportional share of the Company’s subsidiaries’ provisions are included in our consolidated financial statements. Our deferred income tax assets and liabilities are computed for differences between the asset and liability method and financial statement amounts that will result in taxable or deductible amounts in the future. We compute deferred balances based on enacted tax laws and applicable rates for the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized for deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. If we determine we would be able to realize our deferred tax assets for which a valuation allowance had been recorded, then we would adjust the deferred tax asset valuation allowance, which would reduce our provision for income taxes. We evaluate the tax positions taken on income tax returns that remain open and positions expected to be taken on the current year tax returns to identify uncertain tax positions. Unrecognized tax benefits on uncertain tax positions are recorded on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is more than 50% likely to be realized is recognized. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. Refer to Note 8, Income Taxes.

Advertising
The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2022, 2021 and 2020 was $15.5 million, $7.1 million and $6.2 million, respectively.
Equity-Based Compensation
Certain individuals on our management team are eligible for equity-based compensation, which is awarded according to the terms of individual contracts with those managers. The Company records compensation cost for equity units awarded to employees in return for employee service. The cost is measured at the grant-date fair value of the award and recognized as compensation expense over the employee service period, which is normally the vesting period. We recognize forfeitures of equity-based awards as a reduction to compensation costs in the period in which they occur.

Reclassifications
Certain reclassifications have been made in the 2021 and 2020 Consolidated Financial Statements to conform to the classifications used in 2022.
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform, which provides practical expedients and exceptions for applying GAAP when modifying contracts and hedging relationships that use LIBOR as a reference rate. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. In June 2022, we amended and restated our revolving credit facility, with no material impact as a result of the shift away from LIBOR (see Note 4).
2.    Business Combinations
Century Homes
On January 31, 2021, the Company completed the acquisition of Century Homes Florida, LLC (“Century Homes”) from Tavistock Development Company for a total purchase price of $35.6 million. The acquisition was accounted for as a business combination under ASC 805. We recorded an allocation of the purchase price to Century Homes’ tangible assets acquired and liabilities assumed based on their estimated fair values as of January 31, 2021. There were no identifiable intangible assets. Goodwill was recorded as the residual amount by which the purchase price exceeded the provisional fair value of the net assets acquired and is expected to be fully deductible for tax purposes. Goodwill consists primarily of expected synergies of combining operations, the acquired workforce, and growth opportunities, none of which qualify as separately identifiable intangible assets. As of January 31, 2022, the Company completed its allocation of the purchase price and no measurement period adjustments were identified.
The final purchase price allocation as of January 31, 2022 was as follows (in thousands):

Cash acquired	$3,993
Other assets	754
Goodwill	1,795
Inventories	34,324
Property and equipment, net	549
Liabilities	(5,831)
Total purchase price	$35,584
MHI
On October 1, 2021, the Company completed the acquisition of certain assets, rights and properties, and assumed certain liabilities of privately held Texas homebuilder McGuyer Homebuilders, Inc. and related affiliates (“MHI”), including: (i) single-family residential homebuilding; (ii) owning model homes; (iii) acquisition, ownership and licensing of intellectual property (including architectural plans); (iv) purchasing and reselling homebuilding supplies; (v) development, construction and sale of condominium units in Austin, Texas; (vi) mortgage origination through a mortgage company; and (vii) title insurance, escrow and closing services through a title company. The acquisition allowed the Company to expand its existing footprint in the Texas market.
Total cash paid at closing of approximately $471.0 million included $463.0 million in purchase price based on the preliminary value of purchased net assets and a 10% deposit on a separate land bank facility. On December 3, 2021, the Company paid an additional $25.2 million in cash for customary post-closing adjustments based on the final value of the net assets acquired as of September 30, 2021. Additionally, the Company agreed to the future payment of additional consideration of up to 25% of pre-tax net income for up to five periods, the last of which ends 48 months after the closing subject to certain minimum pre-tax income thresholds and certain overhead expenses, estimated at approximately $94.6 million as of the acquisition date.

The total purchase price was as follows (in thousands):

Cash consideration	$488,178
Contingent consideration based on future earnings	94,573
Total consideration	$582,751
The Company used $20.0 million of cash on hand and proceeds from the sale of the Convertible Preferred Stock (see Note 12) and from unsecured debt incurred under the Credit Agreement, to fund the MHI acquisition. On October 1, 2021, the Company borrowed approximately $300.0 million under the Credit Agreement and paid off MHI’s vertical lines of credit in connection with the closing of the acquisition (See Note 4).
The acquisition was accounted for as a business combination under Topic 805. We recorded an allocation of the purchase price to MHI tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of October 1, 2021. The amounts for intangible assets were based on third-party valuations performed. Goodwill was recorded as the residual amount by which the purchase price exceeded the provisional fair value of the net assets acquired and is expected to be fully deductible for tax purposes. Goodwill consists primarily of expected synergies of combining operations, the acquired workforce, and growth opportunities, none of which qualify as separately identifiable intangible assets. As of September 30, 2022, the Company completed its purchase price allocation and no further updates to goodwill are expected as a result of the acquisition.
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
The final purchase price allocation as of September 30, 2022 was as follows (in thousands):

Cash acquired	$297
Inventories	473,037
Lot deposits	40,452
Other assets	14,722
Property and equipment	3,163
Equity method investments	6,192
Intangible assets	8,840
Goodwill	141,071
Operating lease right-of-use assets	1,508
Accounts payable	(41,466)
Accrued expenses	(25,801)
Customer deposits	(37,756)
Operating lease liabilities	(1,508)
Total purchase price	$582,751
On January 31, 2022, the Company made a cash payment of $34.9 million for model homes from MHI Models, Ltd., a Texas limited partnership (the “MHI Model Homes”). The post-close consideration payment completed the asset purchase transaction, which was considered to be economically separate from the acquisition of MHI and the related purchase price allocation above. See Note 6, Commitments and Contingencies for discussion on subsequent sale and leaseback transactions related to the MHI Model Homes.

Contingent Consideration
At December 31, 2022 and 2021, the Company remeasured the fair value of contingent consideration related to the 2019 acquisition of Village Park Homes, LLC (“VPH”) and adjusted the liability to $1.4 million and $7.6 million, respectively, based on revised pre-tax income forecasts and revised discount rates as of the balance sheet date and from accretion of the liability. The Company recorded contingent consideration adjustments resulting in $0.7 million of expense, $0.7 million of expense, and $1.4 million of expense for the years ended December 31, 2022, 2021 and 2020, respectively. These adjustments are included in contingent consideration revaluation on the Consolidated Statements of Comprehensive Income.
At December 31, 2022 and 2021, the Company remeasured the fair value of contingent consideration related to the 2020 acquisition of H&H and adjusted the liability to $11.6 million and $19.8 million, respectively, based on revised pre-tax income forecasts and revised discount rates as of the balance sheet date and from accretion of the liability. The Company recorded contingent consideration adjustments resulting in $2.0 million of income and $4.6 million of expense for the years ended December 31, 2022 and 2021, respectively. These adjustments are included in contingent consideration revaluation on the Consolidated Statements of Comprehensive Income.
At December 31, 2022 and 2021, the Company remeasured the fair value of contingent consideration related to the 2021 acquisition of MHI and adjusted the liability to $102.1 million and $96.7 million, respectively, based on revised pre-tax income forecasts and revised discount rates as of the balance sheet date and from accretion of the liability. The Company recorded contingent consideration adjustments resulting in $12.4 million of expense and $2.2 million of expense for the years ended December 31, 2022 and 2021, respectively. These adjustments are included in contingent consideration revaluation on the Consolidated Statements of Comprehensive Income.
See Note 10, Fair Value Disclosures for the fair value measurement for contingent consideration.
3.    Property and Equipment
Property and equipment consisted of the following as of December 31, 2022 and 2021 (in thousands):

	For the Years Ended December 31,
	2022	2021
Furniture and fixtures	$18,753	$17,756
Buildings	401	401
Land	216	216
Vehicles	64	21
Office equipment and software	3,733	4,384
Total property and equipment	23,167	22,778
Less: Accumulated depreciation	(15,830)	(15,989)
Property and equipment, net	$7,337	$6,789
Depreciation expense was $5.0 million, $3.7 million and $3.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
4.    Construction Lines of Credit
On January 25, 2021, the Company entered into a $450.0 million syndicated senior unsecured credit facility with Bank of America, N.A. (the “Credit Agreement”), subsequently repaid $340.0 million in outstanding debt and terminated all then-existing construction lines of credit. Through subsequent amendments to the Credit Agreement in September 2021 (the “Amendments”), additional lenders were added as well as provisions for any existing lender, at the Company’s request, to increase its revolving commitment, add new revolving loan tranches or add new term loan tranches, not to exceed—through an accordion feature— an aggregate of $1.1 billion, which would include the exercise of the accordion feature (collectively, the "Existing Credit Agreement").

On June 2, 2022, the Company entered into an agreement to amend and restate its Existing Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement is substantially similar to the Existing Credit Agreement except that the Amended and Restated Credit Agreement, among other things, (i) provides for an increase in the aggregate commitments under the facility from $817.5 million to $1.1 billion; (ii) allows the facility to expand to a borrowing base of up to $1.6 billion through its accordion feature; (iii) extends the maturity date from January 25, 2024 to June 2, 2025; and (iv) transitions the applicable interest rate from a Eurodollar based rate to a Secured Overnight Financing Rate (“SOFR”) based rate, as described below. Certain of our subsidiaries guaranteed the Company's obligations under the Amended and Restated Credit Agreement.

Under the Amended and Restated Credit Agreement, loans bear interest at the Company’s option of (1) a “Base Rate”, which means, for any day, a fluctuating rate per annum equal to credit spreads of 1.5% to 2.6%, which are determined based on the Company’s net debt-to-capitalization ratio, plus the highest of (a) the Federal Funds Rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” (c) Term SOFR plus 1.0% and (d) 1.0%, or (2) a “Term SOFR/Letter of Credit Rate”, which means for any day a fluctuating rate per annum equal to credit spreads of 2.5% to 3.6%, which are determined based on the Company’s debt-to-capitalization ratio, plus the adjusted term SOFR rate (based on one, three or six-month interest periods).

On June 30, 2022, the Company received an additional commitment of $50.0 million under the terms of the accordion feature.

As of December 31, 2022, available liquidity under the Credit Agreement was $122.0 million resulting in $486.5 million in total liquidity for the Company. As of December 31, 2022 and 2021, the outstanding balance under the Amended and Restated Credit Agreement was $965.0 million and $760.0 million, respectively. Under the Amended and Restated Credit Agreement, the funds available are unsecured and availability under the borrowing base is calculated based on specified percentages of finished lots, construction in process, and finished homes inventory on the Consolidated Balance Sheets.

The Company had capitalized debt issuance costs related to the line of credit and notes payable, net of amortization, of $7.3 million and $5.5 million as of December 31, 2022 and 2021, respectively, which were included in other assets on the Consolidated Balance Sheets. The Company amortized $3.8 million and $2.0 million of debt issuance costs for the years ended December 31, 2022 and 2021, respectively.
The Credit Agreement contains restrictive covenants and financial covenants. The Company was in compliance with all debt covenants as of December 31, 2022 and 2021. The Company expects to remain in compliance with all debt covenants over the next twelve months.
5.    Inventories
Inventories consist of finished lots, construction in process (“CIP”) and finished homes, including capitalized interest. In addition, lot option fees related to off-balance sheet arrangements and due diligence costs related to land development are also capitalized into inventory. Finished lots are purchased with the intent of building and selling a home and are generally purchased just-in-time for construction. CIP represents the homebuilding activity associated with homes to be sold and speculative homes. CIP includes the cost of the finished lots and all of the direct costs incurred to build the homes. The cost of the homes is expensed on a specific identification basis.
Interest is capitalized and included within each inventory category above. Capitalized interest activity is summarized in the table below for the years ended December 31, 2022 and 2021 (in thousands):

	For the year ended December 31,
	2022	2021
Capitalized interest at the beginning of the period	$33,266	$21,091
Interest incurred	121,964	45,355
Interest expensed	(32)	(672)
Interest charged to homebuilding cost of sales	(60,595)	(32,508)
Capitalized interest at the end of the period	$94,603	$33,266

6.    Commitments and Contingencies
Legal Proceedings
Weyerhaeuser Lawsuit
The Company was involved in an appeals process of civil litigation related to defective products provided by Weyerhaeuser NR Company (“Weyerhaeuser”) (NYSE: WY), one of our lumber suppliers. Our Colorado division builds a number of floor plans that include basements using specialized fir lumber. On July 18, 2017, Weyerhaeuser issued a press release indicating a recall and potential solution for TJI Joists with Flak Jacket Protection manufactured after December 1, 2016. The press release indicated the TJI Joists used a Flak Jacket coating that included a formaldehyde-based resin that could be harmful to consumers and produced an odor in certain newly constructed homes. We had 38 homes impacted by the potentially harmful and odorous Flak Jacket coating and incurred significant costs directly related to Weyerhaeuser’s defective TJI Joists. Accordingly, we sought remediation and damages from Weyerhaeuser. The press release by Weyerhaeuser had a pronounced impact on our sales and cancellation rates in Colorado. We filed suit on December 27, 2017—Dream Finders Homes LLC and DFH Mandarin, LLC v. Weyerhaeuser NR Company, No. 17CV34801 (District Court, City and County of Denver, State of Colorado)—and included claims against Weyerhaeuser for manufacturer’s liability based on negligence, negligent misrepresentation causing financial loss in a business transaction and fraudulent concealment. Weyerhaeuser asserted a counterclaim asserting an equitable claim for unjust enrichment. After completion of a jury trial on November 18, 2019, the District Court issued a verdict in our favor on our claims, awarding Dream Finders Homes LLC $3.0 million in damages and DFH Mandarin, LLC $11.7 million in damages. On February 21, 2020, the District Court dismissed Weyerhaeuser’s counterclaim. Weyerhaeuser appealed the Colorado District Court’s jury verdict and on December 2, 2021, the Colorado Court of Appeals reversed the judgment entered against Weyerhaeuser for negligence, negligent misrepresentation and fraudulent concealment. As a result, Dream Finders Homes LLC and DFH Mandarin, LLC (collectively, “DFH”) filed a petition for writ of certiorari to the Colorado Supreme Court on January 13, 2022 to appeal the Colorado Court of Appeals ruling —Dream Finders Homes LLC and DFH Mandarin, LLC v. Weyerhaeuser NR Company, Case No. 2022SC24 (Colorado Supreme Court). On September 12, 2022, the Colorado Supreme Court issued a denial of certiorari. As a result of the denial of certiorari, the Company recorded a legal accrual of $0.9 million as of December 31, 2022 as part of Weyerhaeuser's motion for costs incurred in defense of this case.
Silver Meadows Townhome Owners Association, Inc. Lawsuit
On October 9, 2019, Silver Meadows Townhome Owners Association, Inc. filed a lawsuit in Boulder County Colorado District Court against DFH Mandarin, LLC (“Mandarin”) and Dream Finders Homes, LLC (collectively with Mandarin, “DFH”), both wholly-owned subsidiaries of the Company, as well as other named defendants. The lawsuit alleges certain construction and development defects. Mandarin successfully compelled arbitration. On March 2, 2022 during arbitration proceedings, the parties settled the matter for $12.0 million subject to the execution of a mutually acceptable settlement agreement, including a denial of any admission of liability on behalf of DFH. DFH’s insurance carrier agreed to pay the policy limit of $4.0 million toward the settlement. In April 2022, the parties executed a mutually acceptable settlement agreement and DFH paid the settlement amount, net of the insurance proceeds received. In April 2022, DFH also commenced the formal legal process to seek contribution toward DFH’s portion of the settlement amount from responsible subcontractors and vendors who performed work on the project. As of December 31, 2022, DFH settled with one subcontractor for contribution toward DFH's amounts paid toward the settlement and continued its proceedings to collect additional contributions from responsible subcontractors and vendors, which is still in progress as of the date of this filing.
Leases
The Company has operating leases primarily associated with office space that is used by divisions outside of the Jacksonville area, model home sale-leasebacks and a corporate office building sale-leaseback in Jacksonville, Florida. This corporate office building lease has a remaining lease term of 12 years. The Company also has finance leases for corporate office furniture.
Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Lease and nonlease components for new and reassessed leases are combined. There are no significant operating or finance leases that have not yet commenced as of December 31, 2022. Most leases include one or more options to renew, with renewal terms that can extend the lease term. The exercise of lease renewal options is at the Company’s sole discretion.

The Company only includes these renewal options in its lease terms if they are reasonably certain to be exercised. Finance lease assets are recorded within other assets and are net of accumulated amortization.
On March 24, 2022, the Company sold 93 completed model homes for $55.4 million, including the MHI Model Homes. The Company simultaneously entered into 93 individual lease agreements. The Company is responsible for paying the operating expenses associated with the homes while under lease. Consistent with similar sale and leaseback agreements in previous years, the Company considered the terms of the sale and leaseback arrangement and based on applicable GAAP guidance, concluded the transaction qualifies for sale treatment and that the leases should be classified as operating leases.
The following table shows the lease costs for the years ended December 31, 2022, 2021 and 2020 (in thousands):

		For the Years Ended December 31,
Lease Cost	Classification	2022	2021	2020
Operating lease cost(1)	Selling, general and administrative expenses	$11,547	$6,403	$5,932
Finance lease cost:
Amortization of right of use assets	Selling, general and administrative expenses	95	158	158
Interest on lease liabilities	Interest expense	7	19	29
Total finance lease cost		102	177	187
Net lease cost		$11,649	$6,580	$6,119
(1)Includes short-term leases and variable lease costs which are immaterial.
The following table shows the maturities of our lease liabilities as of December 31, 2022 (in thousands):

Maturity of Lease Liabilities	Operating Leases(1)	Finance Leases(1)	Total(1)
2023	$7,861	$35	$7,896
2024	5,733	—	5,733
2025	3,700	—	3,700
2026	3,121	—	3,121
2027	1,666	—	1,666
Thereafter	7,386	—	7,386
Total lease payments	29,467	35	29,502
Less: Interest	4,806	1	4,807
Present value of lease liabilities	$24,661	$34	$24,695
(1)We use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

During the year ended December 31, 2022, there have been no material changes in our lease liabilities for the next five years.

	As of December 31,
	2022	2021
Weighted average remaining lease term
Operating leases	6 years	8 years
Financing leases	1 years	2 years

Weighted average discount rate
Operating leases	6.3%	5.6%
Financing leases	7.5%	7.5%
7.    Variable Interest Entities
The Company holds investments in certain limited partnerships and similar entities that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located, which are considered variable interests. The Company also has an interest in Jet Home Loans LLC (“Jet Home Loans” or “Jet LLC”), where the primary activities include underwriting, originating and selling home mortgages. The Company’s investments create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. Additionally, the Company, in the ordinary course of business, enters into option contracts with third parties and unconsolidated entities for the ability to acquire rights to finished lots for the construction of homes. Under these contracts, the Company typically makes a specified earnest money deposit in consideration for the right to purchase finished lots in the future, usually at a predetermined price.
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
Consolidated VIEs
For VIEs that the Company does consolidate, management has the power to direct the activities that most significantly impact the VIE’s economic performance. The Company typically serves as the party with homebuilding expertise in the VIE. The Company does not guarantee the debts of the VIEs, and creditors of the VIEs have no recourse against the Company. There were no new consolidated VIEs during the years ended December 31, 2022, 2021 or 2020.
The table below displays the carrying amounts of the assets and liabilities related to the consolidated VIEs (in thousands):

	As of December 31,
Consolidated	2022	2021
Assets	$13,344	$30,830
Liabilities	$4,787	$10,203
Unconsolidated VIEs

For VIEs that the Company does not consolidate, the Company does not hold the power to direct the activities that most significantly impact the VIE’s economic performance. The Company’s maximum exposure to loss is limited to its investment in the entities because the Company is not obligated to provide them any additional capital and does not guarantee any of the unconsolidated VIEs’ debt.

The table below shows the Company’s investments in the unconsolidated VIEs (in thousands):

	As of December 31,
Unconsolidated	2022	2021
Jet Home Loans	$7,102	$6,133
Other unconsolidated VIEs	6,906	9,834
Total investment in unconsolidated VIEs	$14,008	$15,967
Lot Option Contracts
The Company generally does not engage in the land development business. Instead, we employ an asset-light land financing strategy, providing us optionality to purchase lots on a ‘‘just-in-time’’ basis for construction and affording us flexibility to acquire lots at a rate that matches the expected sales pace in a given community. We primarily employ two variations of our asset-light land financing strategy, finished lot option contracts and land bank option contracts, pursuant to which we secure the right to purchase finished lots at predetermined market prices from various land sellers and land bank partners, by paying deposits based on the aggregate purchase price of the finished lots. These option contracts generally allow us, at our option, to forfeit our right to purchase the lots controlled for any reason, and our sole legal obligation and economic loss as a result of such forfeitures is limited to the amount of the deposits paid pursuant to such option contracts and, in the case of land bank option contracts, our loss is limited to the related lot option fees paid to the land bank partner, any potential performance obligations, management of the land development to completion and any cost overruns relative to the project.
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
We believe the activities that most significantly impact a land bank entity’s economic performance are the operating activities of the land bank entity. In the case of development projects, unless and until a land bank entity delivers finished lots for sale, the land bank entity’s equity investors bear the risk of land ownership and do not earn any revenues, except for lot option fees paid by the Company. The operating development activities are managed by the land bank entity’s equity investors.
We possess no more than limited protective legal rights through the lot option contracts in the specific finished lots we are purchasing, and we possess no participative rights in the land bank entities. Accordingly, we do not have the power to direct the activities of a land bank entity that most significantly impact its economic performance. For the aforementioned reasons, the Company concluded that it is not the primary beneficiary of the land bank entities with which it enters into lot option contracts, and therefore the Company does not consolidate any of these VIEs. The Company’s risk of loss related to finished lot option and land bank option deposits and related fees and interest was $461.6 million as of December 31, 2022.
8.    Income Taxes
The Company is a corporation subject to U.S. federal income taxes, in addition to state and local income taxes. As the Company became subject to tax as a corporation in 2021, no provision for federal or state income taxes was made prior to 2021 and, therefore, there are no comparative balances relating to corporate income taxes for the 2020 period herein.

Income tax expense for the years ended December 31, 2022 and 2021, consists of the following (in thousands):

	2022	2021
Current expense:
Federal	$66,473	$26,336
State	15,680	5,088
Total current expense	82,153	31,424
Deferred expense:
Federal	5	(3,305)
State	(299)	(664)
Total deferred (benefit)	(294)	(3,969)
Total income tax expense	$81,859	$27,455
The following table reconciles the statutory federal income tax rate to the effective income tax rate:

	2022	2021
Income taxes at federal statutory rate	21.0%	21.0%
State and local income taxes, net of federal tax	3.5	2.4
Federal tax credits	(3.9)	(5.9)
Non-deductible executive compensation	1.3	0.8
Other	1.1	0.2
Effective rate	23.0%	18.5%
The significant components of deferred income tax assets and liabilities as of December 31, 2022 and 2021, consist of the following (in thousands):

	2022	2021
Deferred tax assets:
Property and equipment, net	$1,085	$238
Contingent consideration	4,145	1,805
Equity-based compensation	246	1,265
Right-of-use liabilities	5,809	—
Other	1,408	1,512
Total deferred tax asset	12,693	4,820
Deferred tax liabilities:
Property and equipment, net	(2,423)	(588)
Right-of-use assets	(5,674)	—
Other	(70)	—
Total deferred tax liability	(8,167)	(588)

Net deferred income tax asset	$4,526	$4,232
Management believes that we will have sufficient future taxable income to make it more likely than not that the net deferred tax assets will be realized.
As of December 31, 2022 and 2021, the Company had no valuation allowance recorded against deferred tax assets, no uncertain tax positions that qualify for inclusion in our consolidated financial statements, and we have not recognized or accrued for any interest or penalties.

9.    Segment Reporting
The Company primarily operates in the homebuilding business and is organized and reported by division. There are six reportable segments: (i) Jacksonville, (ii) Colorado, (iii) Orlando, (iv) The Carolinas, (v) Texas and (vi) Jet LLC, the Company’s mortgage operations. The Company includes the Century Homes operations within the Orlando segment and the MHI operations comprise the Texas segment, and excludes legacy Austin, Texas operations. The remaining operating segments are combined into the “Other” category, along with the corporate component, which is not considered an operating segment. As of December 31, 2022, DC Metro, which was previously its own reportable segment comprising our homebuilding operations in the Washington D.C. metropolitan area, has been included in Other. It no longer meets the quantitative thresholds prescribed by ASC 280 Segment Reporting warranting separate disclosure, individually or in the aggregate with the Other segment. The current and comparative disclosures below reflect this change in segment reporting as of and for the years ended December 31, 2022 and 2021.
The following tables summarize revenues and net and comprehensive income by segment for the years ended December 31, 2022, 2021 and 2020 as well as total assets and goodwill by segment as of December 31, 2022 and 2021 (in thousands):

	For the Years Ended December 31,
Revenues:	2022	2021	2020
Jacksonville	$679,321	$452,891	$430,811
Colorado	169,378	114,260	122,275
Orlando	304,767	244,143	124,769
The Carolinas	482,646	370,477	89,324
Texas	1,325,274	361,138	—
Jet Home Loans	26,399	28,056	28,629
Other(1)	380,949	381,001	366,628
Total segment revenues	3,368,734	1,951,966	1,162,436

Reconciling items from equity method investments	(26,399)	(28,056)	(28,629)

Consolidated revenues	$3,342,335	$1,923,910	$1,133,807

	For the Years Ended December 31,
Net and comprehensive income:	2022	2021	2020
Jacksonville	$86,872	$55,578	$41,380
Colorado	17,740	3,971	14,052
Orlando	32,070	15,937	10,680
The Carolinas	25,965	14,623	6,034
Texas	112,855	21,797	—
Jet Home Loans	3,655	10,630	15,921
Other(1)	1,004	18,679	4,376
Total segment net and comprehensive income	280,161	141,215	92,443

Reconciling items from equity method investments	(5,864)	(6,621)	(7,930)

Consolidated net and comprehensive income	$274,297	$134,594	$84,513

	Assets:		Goodwill:
As of December 31,	2022	2021	2022	2021
Jacksonville	$300,491	$207,502	$—	$—
Colorado	187,813	116,121	—	—
Orlando	276,720	131,882	1,795	1,795
The Carolinas	311,469	247,250	16,853	16,853
Texas	793,219	743,306	141,071	141,070
Jet Home Loans	96,108	77,074	—	—
Other (1)	494,150	441,910	12,488	12,209
Total segments	2,459,970	1,965,045	172,207	171,927

Reconciling items from equity method investments	(88,833)	(70,797)	—	—

Consolidated	$2,371,137	$1,894,248	$172,207	$171,927
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
The following table presents a summary of the change in fair value measurement of contingent consideration, which is based on Level 3 inputs and is the only asset or liability measured at fair value on a recurring basis (in thousands):

Beginning balance, December 31, 2021	$124,056
Fair value adjustments related to prior year acquisitions	11,053
Contingent consideration payments	(19,981)
Ending balance, December 31, 2022	$115,128
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
Consolidated VIEs
The Company has arrangements to acquire land, develop finished lots and build homes. Certain stockholders, directors and members of management of the Company, have invested in these VIEs and some are limited partners in these VIEs. DFH Investors LLC is the managing member of certain of these VIEs. The VIEs are consolidated for accounting purposes (see Note 7).

DF Residential I, LP
DF Residential I, LP (Fund I) is a real estate investment vehicle, organized to acquire and develop finished lots. Dream Finders Homes LLC, has entered into six joint ventures and ten land bank projects with Fund I since its formation in January 2017. DF Capital Management, LLC (“DF Capital”) is the investment manager of Fund I. The Company owns a 49% membership interest in DF Capital. DF Capital is controlled by unaffiliated parties. Certain directors and executive officers have made investments in Fund I as limited partners. In addition, certain members of management have made investments in Fund I. The general partner of Fund I is DF Management GP, LLC (“DF Management”). Dream Finders Homes LLC is one of four members of DF Management with a 25.8% membership interest.
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
On March 11, 2021, the Company entered into land bank financing arrangements and a Memorandum of Right of First Offer with Fund II, under which Fund II has an exclusive right of first offer on any land bank financing projects that meet its investment criteria and are undertaken by the Company during Fund II’s investment period.
Certain directors, executive officers and members of management have made investment commitments as limited partners in Fund II in an aggregate amount of $133.9 million or 41.6% of the total committed capital of Fund II as of December 31, 2022, inclusive of a $100.0 million commitment from Rockpoint Group, LLC discussed below. As of December 31, 2021, these investment commitments were $33.9 million or 10.5% of the total committed capital of Fund II.
Land Bank Transactions with DF Capital
DF Capital raised additional commitments from limited partners through deals other than Fund I and Fund II, which provided land bank financing for specific projects. One of the Company’s officers invested $0.2 million in one of these funds managed by DF Capital as a limited partner in 2019. The Company continues to purchase lots controlled by these funds.
As of December 31, 2022 and 2021, the Company had $58.6 million in outstanding lot deposits primarily related to Fund II and other land bank transaction deals, and $3.7 million in outstanding lot deposits primarily related to other land bank transaction deals, respectively, in relation to DF Capital projects.
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

Jet LLC
Jet LLC performs mortgage origination activities for the Company including underwriting and originating home mortgages for Company customers and non-Company customers. The Company owns 49.9% of Jet LLC, but is not the primary beneficiary. Jet LLC is accounted for under the equity method and is a related party of the Company (see Note 9).
12.    Equity
Corporate Reorganization
Prior to the Corporate Reorganization, the Company had issued non-voting common units, common units, Series A and C Preferred Units, all of which were classified in mezzanine equity. As a result of the Corporate Reorganization, all of the outstanding non-voting common units and Series A Preferred Units of DFH LLC converted into 21,255,329 shares of the Company’s Class A common stock and all of the outstanding common units of DFH LLC converted into 60,226,153 shares of the Company’s Class B common stock. On January 27, 2021, shortly after the Corporate Reorganization, the Company redeemed all of the outstanding Series C Preferred Units for $26.0 million, including accrued unpaid preferred distributions. Following the Corporate Reorganization, the Company owns all of the voting membership interest of DFH LLC. The Board of Directors of the Company (the “Board of Directors”) has the authority to issue one or more series of preferred stock, par value $0.01 per share, without stockholder approval.
Series B Preferred Units of DFH LLC

As of December 31, 2022 and 2021, the Company had 7,143 and 7,143, respectively, of Series B Preferred Units (“Series B Preferred Units”) issued and outstanding with a carrying value of $7.9 million and $7.1 million, respectively, which includes cumulative undeclared and unpaid distributions. In the event of a liquidation, dissolution or winding up of DFH LLC, the Series B Preferred Units have a liquidation preference of $1,000 per unit and are senior to common units. The Series B Preferred Units have an 8% annual cumulative preferred distribution on the liquidation preference that is payable if and when distributions are declared. The Series B Preferred units do not participate in discretionary distributions. As of December 31, 2022 and 2021, these units have an aggregate unpaid amount of cumulative preferred distributions of $3.7 million and $2.9 million, respectively, which is $516.56 and $401.07, respectively, per unit.
The Series B Preferred Units shall automatically be deemed to be cancelled when a holder of a Series B Preferred Unit receives aggregate distributions from DFH LLC on a Series B Preferred Unit equal to the sum of (i) $1,000 per unit and (ii) the unreturned capital contributions per unit plus an 8% per annum cumulative preferred return (the “Series B Distribution Amount”). In the event of a liquidation or dissolution of DFH LLC, the holders of Series B Preferred Units shall have preference over the Company’s membership interest in DFH LLC. Further, in the event of (i) a sale of substantially all of DFH LLC’s assets or (ii) a merger or reorganization resulting in the members of DFH LLC immediately prior to such transaction no longer beneficially owning at least 50% of the voting power of DFH LLC, the holders of the Series B Preferred Units may demand redemption of their Series B preferred units at a price equal to the Series B Distribution Amount (less prior distributions on such shares). The Series B Preferred Units are not convertible into the Company’s common stock.
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
•Cumulative Dividends: The Convertible Preferred Stock accumulates cumulative dividends at a rate per annum equal to 9% payable quarterly in arrears.

•Duration: The Convertible Preferred Stock is perpetual with call and conversion rights. The Convertible Preferred Stock is not convertible by the Purchasers in the first five years following issuance, with the exception of the acceleration of the Conversion Right (as defined below) upon breach of the protective covenants (described below). The Company can call the outstanding Convertible Preferred Stock at any time for one-hundred and two percent (102%) of its liquidation preference during the fourth year following its issuance and for one-hundred and one percent (101%) of its liquidation preference during the fifth year following its issuance, plus accrued but unpaid dividends, if any. Subsequent to the fifth anniversary of its issuance, a Purchaser can convert the Convertible Preferred Stock into Class A common stock of the Company (the “Conversion Right”). The conversion price will be based on the average of the trailing 90 days’ closing price of Class A common stock of the Company, less 20% of the average and subject to a floor conversion price of $4.00 (the “Conversion Discount”).
•Protective Covenants: The protective covenants of the Convertible Preferred Stock require the Company to maintain compliance with all covenants related to (i) the Credit Agreement, as may be further amended from time to time; provided that any amendment, restatement, modification or waiver of the Credit Agreement that would adversely and materially affect the rights of the Purchasers will require the written consent of holders of a majority of the then-outstanding shares of Convertible Preferred Stock; and (ii) any agreement between the Company and any Purchaser (the covenants referred to in clauses (i) and (ii), collectively, the “Protective Covenants”). Non-compliance beyond any applicable cure period only with the Protective Covenants related to the Credit Agreement will accelerate the Conversion Right, and in the event of such acceleration that occurs before the fifth anniversary following the issuance of the Convertible Preferred Stock, the “Conversion Discount” shall be increased from 20% to 25%.
•Voting Rights: Except as may be expressly required by Delaware law, the shares of Convertible Preferred Stock have no voting rights.
•Redemption in a Change of Control: The Convertible Preferred Stock will be redeemed, contingent upon and concurrently with the consummation of a change of control of the Company. Shares of Convertible Preferred Stock will be redeemed in a change of control of the Company at a price, in cash, equal to the liquidation preference, subject to adjustment, plus all accumulated and unpaid dividends, plus, if the change of control occurs before the fourth anniversary of the date of issuance of the Convertible Preferred Stock, a premium equal to the dividends that would have accumulated on such share of Convertible Preferred Stock from and after the change of control redemption date and through the fourth anniversary of the issuance of the Convertible Preferred Stock.
Pursuant to the terms of the Certificate of Designations, unless and until approval of the Company’s stockholders is obtained, no shares of Class A common stock will be issued or delivered upon conversion of any Convertible Preferred Stock to the extent that such issuance would (i) result in the holder beneficially owning in excess of 19.99% of the outstanding Class A common stock as of the date of the Certificate of Designations or (ii) exceed 19.99% of the outstanding shares of Class A and Class B common stock combined as of the date of the Certificate of Designations.
In addition, in connection with the sale of the Convertible Preferred Stock, on September 29, 2021, the Company and the Purchasers entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which, among other things, the Company granted the Purchasers certain registration rights. Under the Registration Rights Agreement, the Company is required to register the Convertible Preferred Stock owned by the Purchasers and the shares of Class A common stock issuable upon conversion of such shares equal to 19.99% of the outstanding shares of Class A common stock for resale, which registration statement was filed and declared effective during March 2022.
13.    Equity-Based Compensation
The Company is authorized to grant up to an aggregate of 9.1 million of stock-based awards under the 2021 Equity Incentive Plan (the “2021 Plan”), which is administered by the Compensation Committee of the Board of Directors. The Company grants restricted stock to certain executives, directors and members of management, primarily as incentive awards. These stock grants typically vest over a period of three to five years of continuous service, commencing on the date of the grant and vesting ratably in approximately one-third or one-fifth increments at the end of each year of the term. The fair value of these grants is derived by using the closing stock price on the date of the grant. Expense, net of forfeitures related to equity-based compensation under the 2021 Plan was $6.8 million and $5.2 million for the year ended December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, the total unrecognized compensation expense under the 2021 Plan was $11.3 million and $16.7 million, respectively. The unrecognized compensation expense will be recognized over a weighted-average period of two years.
The Company’s restricted stock awards as of December 31, 2022 and changes during the year then ended are presented below (in thousands, except share amounts):

	Shares	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2021	721,598	$16,690
Granted	486,264	8,301
Forfeited	(76,752)	(1,361)
Vested	(238,554)	(5,518)
Outstanding - December 31, 2022	892,556	$18,112
14.    Earnings per Share
The following weighted-average shares and share equivalents were used to calculate basic and diluted earnings per share (“EPS”) for the years ended December 31, 2022, and 2021 (in thousands, except share amounts):

	For the Years Ended December 31,
	2022	2021
Numerator
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$262,313	$121,133
Less: Preferred dividends(1)	(14,513)	(4,845)
Add: Loss prior to reorganization attributable to DFH LLC members(2)	—	1,244
Net and comprehensive income available to common stockholders	$247,800	$117,532
Denominator
Weighted-average number of common shares outstanding - basic	92,745,781	92,521,482
Add: Common stock equivalent shares	13,945,467	2,792,111
Weighted-average number of shares outstanding - diluted	106,691,248	95,313,593
(1)For the diluted earnings per share calculation, $13.7 million and $3.5 million in preferred dividends associated with convertible preferred stock that are assumed to be converted have been added back to the numerator for the year ended December 31, 2022 and 2021, respectively. The remaining amounts of preferred dividends that are not added back to the numerator are associated with paid-in-kind dividends for preferred mezzanine equity which is not convertible into the Company’s common stock.
(2)The Company calculated EPS for the year ended December 31, 2021 prospectively for the period subsequent to the Company’s IPO and Corporate Reorganization, based on net income attributable to common stockholders for the period January 21, 2021 through December 31, 2021 over the weighted average shares outstanding for the same period. Therefore, the net income per share for DFH, Inc. is not shown for the fiscal year ended December 31, 2020.
Basic earnings per share is calculated by dividing net income available to common stockholders for the period by the weighted-average number of shares of Class A common stock and Class B common stock outstanding for the period, which participate equally in their ratable ownership of the Company.
Diluted shares were calculated by using the treasury stock method for restricted stock grants and the if‐converted method for the convertible preferred stock. Diluted earnings per share gives effect to shares of potentially dilutive restricted stock grants outstanding during the period and the convertible preferred stock and the associated preferred dividends.

Since the conversion price of the Company’s Convertible Preferred Stock is based on the average trailing 90 days’ closing price of Class A common stock, changes in the price of the Class A common stock may significantly affect, as it did in 2022, the number of additional assumed common shares outstanding under the if-converted method for diluted earnings per share, even when the number of Convertible Preferred Stock shares outstanding is unchanged. There were no anti-dilutive shares for the years ended December 31, 2022 and 2021.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2022. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2022.
Remediation of Previously Reported Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As previously reported, we did not document the design or operation of an effective control environment commensurate with the financial reporting requirements of an SEC registrant. Specifically, we did not design and maintain adequate formal documentation of certain policies and procedures, controls over the segregation and duties within our financial reporting function and controls over the preparation and review of journal entries. In addition, we did not design or maintain effective control activities that contributed to the following additional material weaknesses; we did not design control activities to adequately address identified risks, evidence of performance, or operate at a sufficient level of precision that would identify material misstatements to our financial statements and we did not design and maintain effective controls over certain IT general controls for information systems that are relevant to the preparation of our financial statements.
Since identifying these material weaknesses, we have implemented a remediation plan and completed the design, implementation and operating effectiveness testing to address the underlying causes of each material weakness. Our efforts have included the following:
•Developed and implemented formal policies specific to corporate governance and accounting.
•Developed and implemented formal policies for IT general controls; executed IT controls focused training; and designed and implemented controls within user access, program change management, computer operations and program development domains.
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
As of December 31, 2022, the remediation plan has been fully designed, implemented and tested, and we have concluded that our controls have been operating effectively for a sufficient period of time. As such, management concluded that the material weaknesses have been remediated.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PwC, an independent registered public accounting firm, as stated in its report that appears in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information called for by Item 10, to the extent not set forth in “Business—Executive Officers” in Item 1, will be set forth in the definitive proxy statement relating to the 2023 annual meeting of stockholders of Dream Finders Homes, Inc. (the “2023 Annual Meeting of Stockholders”) pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
Item 11.    Executive Compensation
The information called for by Item 11 will be set forth in the definitive proxy statement relating to the 2023 Annual Meeting of Stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by Item 12 will be set forth in the definitive proxy statement relating to the 2023 Annual Meeting of Stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 will be set forth in the definitive proxy statement relating to the 2023 Annual Meeting of Stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
Item 14.    Principal Accountant Fees and Services
The information called for by Item 14 will be set forth in the definitive proxy statement relating to the 2023 Annual Meeting of Stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
(1)The following Consolidated Financial Statements as set forth in Item 8 of this report are filed herein.
Dream Finders Homes, Inc.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Comprehensive Income
Consolidated Statements of Equity
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements
(2)Financial Statement Schedules
All schedules are omitted because the required information is not present, in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and related notes thereto.

(3)Exhibits.
The exhibits filed or furnished as part of this Annual Report on Form 10-K are listed in the Index to Exhibits, which Index includes the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K by Item 601(b)(10)(iii) of Regulation S-K and is incorporated in this Item by reference.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of January 20, 2021, by and among Dream Finders Homes, Inc., Dream Finders Holdings LLC and DFH Merger Sub LLC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on January 25, 2021).

2.2+	Membership Interest Purchase Agreement, dated as of January 29, 2020, by and between Dream Finders Holdings LLC and H&H Constructors, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-1 (File No. 333-251612) of Dream Finders Homes, Inc. filed with the SEC on December 22, 2020).

2.3	First Amendment to Membership Interest Purchase Agreement, dated as of March 17, 2020, by and between Dream Finders Holdings LLC and H&H Constructors, Inc. (incorporated herein by reference to Exhibit 2.2 to the Registration Statement on Form S-1 (File No. 333-251612) of Dream Finders Homes, Inc. filed with the SEC on December 22, 2020).

2.4	Second Amendment to Membership Interest Purchase Agreement, dated as of April 30, 2020, by and between Dream Finders Holdings LLC and H&H Constructors, Inc. (incorporated herein by reference to Exhibit 2.3 to the Registration Statement on Form S-1 (File No. 333-251612) of Dream Finders Homes, Inc. filed with the SEC on December 22, 2020).

2.5	Third Amendment to Membership Interest Purchase Agreement, dated as of June 30, 2020, by and between Dream Finders Holdings LLC and H&H Constructors, Inc. (incorporated herein by reference to Exhibit 2.4 to the Registration Statement on Form S-1 (File No. 333-251612) of Dream Finders Homes, Inc. filed with the SEC on December 22, 2020).

2.6	Fourth Amendment to Membership Interest Purchase Agreement, dated as of August 18, 2020, by and between Dream Finders Holdings LLC and H&H Constructors, Inc. (incorporated herein by reference to Exhibit 2.5 to the Registration Statement on Form S-1 (File No. 333-251612) of Dream Finders Homes, Inc. filed with the SEC on December 22, 2020).

2.7	Fifth Amendment to Membership Interest Purchase Agreement, dated as of August 31, 2020, by and between Dream Finders Holdings LLC and H&H Constructors, Inc. (incorporated herein by reference to Exhibit 2.6 to the Registration Statement on Form S-1 (File No. 333-251612) of Dream Finders Homes, Inc. filed with the SEC on December 22, 2020).

2.8	Sixth Amendment to Membership Interest Purchase Agreement, dated as of September 18, 2020, by and between Dream Finders Holdings LLC and H&H Constructors, Inc. (incorporated herein by reference to Exhibit 2.7 to the Registration Statement on Form S-1 (File No. 333-251612) of Dream Finders Homes, Inc. filed with the SEC on December 22, 2020).

2.9	Seventh Amendment to Membership Interest Purchase Agreement, dated as of September 22, 2020, by and between Dream Finders Holdings LLC and H&H Constructors, Inc. (incorporated herein by reference to Exhibit 2.8 to the Registration Statement on Form S-1 (File No. 333-251612) of Dream Finders Homes, Inc. filed with the SEC on December 22, 2020).

2.10	Eighth Amendment to Membership Interest Purchase Agreement, dated as of October 2, 2020, by and between Dream Finders Holdings LLC and H&H Constructors, Inc. (incorporated herein by reference to Exhibit 2.9 to the Registration Statement on Form S-1 (File No. 333-251612) of Dream Finders Homes, Inc. filed with the SEC on December 22, 2020).

2.11+	Membership Interest Purchase Agreement, effective as of January 31, 2021, by and between Dream Finders Holdings LLC and Four Seventeen, LLC (incorporated herein by reference to Exhibit 2.11 to the Form 10-K of Dream Finders Homes, Inc. filed with the SEC on March 30, 2021).

2.12+	Purchase and Sale Agreement, dated as of June 17, 2021, among Dream Finders Holdings LLC, MHI Partnership, Ltd., MHI Models, Ltd., McGuyer Homebuilders, Inc., FMR IP, LLC, HomeCo Purchasing Company, Ltd., 2019 Sonoma, LLC, Frank B. McGuyer and McGuyer Interests, Ltd. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on September 13, 2021).

2.13+	First Amendment to Purchase and Sale Agreement, dated as of August 31, 2021, among Dream Finders Holdings LLC, MHI Partnership, Ltd., MHI Models, Ltd., McGuyer Homebuilders, Inc., FMR IP, LLC, HomeCo Purchasing Company, Ltd., 2019 Sonoma, LLC, Frank B. McGuyer and McGuyer Interests, Ltd. (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on September 13, 2021).

2.14+	Second Amendment to Purchase and Sale Agreement, dated as of September 7, 2021, among Dream Finders Holdings LLC, DFH Coventry, LLC, MHI Partnership, Ltd., MHI Models, Ltd., McGuyer Homebuilders, Inc., FMR IP, LLC, HomeCo Purchasing Company, Ltd., 2019 Sonoma, LLC, Frank B. McGuyer and McGuyer Interests, Ltd. (incorporated herein by reference to Exhibit 2.3 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on September 13, 2021).

3.1	Amended and Restated Certificate of Incorporation of Dream Finders Homes, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on January 25, 2021).

3.2	Amended and Restated Bylaws of Dream Finders Homes, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on January 25, 2021).

3.3	Certificate of Designations of Dream Finders Homes, Inc., dated September 29, 2021 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on October 5, 2021).

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference hereto Exhibit 4.1 to Form 10-K filed with the SEC on March 16, 2022).

4.2	Registration Rights Agreement, dated January 25, 2021, by and among Dream Finders Homes, Inc. and certain stockholders party thereto (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on January 25, 2021).

10.1+	Amended and Restated Credit Agreement, dated as of June 2, 2022, among Dream Finders Homes, Inc., Bank of America, N.A., as administrative agent, collateral agent and issuing bank, and the lenders named therein as parties thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on June 8, 2022).

10.2†	Dream Finders Homes, Inc. 2021 Equity Incentive Plan. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on January 25, 2021).

10.3†	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under the 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-251612) of Dream Finders Homes, Inc. filed with the SEC on January 11, 2021).

10.4†	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-251612) of Dream Finders Homes, Inc. filed with the SEC on January 14, 2021).

10.5†	Form of Director and Employee Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-251612) of Dream Finders Homes, Inc. filed with the SEC on January 11, 2021).

10.6†	Employment Agreement, effective as of January 25, 2021, by and between Dream Finders Homes, Inc. and Patrick Zalupski (incorporated herein by reference to Exhibit 10.6 to the Form 10-K of Dream Finders Homes, Inc. filed with the SEC on March 30, 2021).

10.7†	Employment Agreement between Dream Finders Homes, Inc. and L. Anabel Fernandez (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on October 12, 2021).

10.8†	Employment Agreement, effective as of January 25, 2021, by and between Dream Finders Homes, Inc. and Douglas Moran (incorporated herein by reference to Exhibit 10.8 to the Form 10-K of Dream Finders Homes, Inc. filed with the SEC on March 30, 2021).

10.9†	Form of Restricted Stock Grant Notice and Restricted Stock Agreement, by and between Dream Finders Homes, Inc. and Patrick Zalupski (incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-251612) of Dream Finders Homes, Inc. filed with the SEC on January 14, 2021).

10.10	Registration Rights Agreement, dated September 29, 2021, by and among Dream Finders Homes, Inc. and the Purchasers listed thereto (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on October 5, 2021).

10.11	Subscription Agreement, dated September 8, 2021, by and between Dream Finders Homes, Inc. and the Purchasers listed thereto (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on September 13, 2021).

21.1*	List of Subsidiaries of Dream Finders Homes, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Dream Finders Homes, Inc.

Date:	March 2, 2023	/s/ Patrick O. Zalupski
Patrick O. Zalupski
President, Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick O. Zalupski	President, Chief Executive Officer and Chairman of the Board of Directors	March 2, 2023
Patrick O. Zalupski	(Principal Executive Officer)

/s/ L. Anabel Fernandez	Senior Vice President and Chief Financial Officer	March 2, 2023
L. Anabel Fernandez	(Principal Financial and Accounting Officer)

/s/ W. Radford Lovett II	Director	March 2, 2023
W. Radford Lovett II

/s/ Megha H. Parekh	Director	March 2, 2023
Megha H. Parekh

/s/ Leonard M. Sturm	Director	March 2, 2023
Leonard M. Sturm

/s/ Justin W. Udelhofen	Director	March 2, 2023
Justin W. Udelhofen

/s/ William H. Walton III	Director	March 2, 2023
William H. Walton III

/s/ William W. Weatherford	Director	March 2, 2023
William W. Weatherford