Form 10-Q
period 2023-03-31
Dream Finders Homes, Inc.
filed 2023-05-04
CIK 1825088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2023, there were 32,905,327 shares of the registrant’s Class A common stock, par value $0.01 per share, issued and outstanding and 60,226,153 shares of the registrant’s Class B common stock, par value $0.01 per share, issued and outstanding.

Table of Contents,
PART I. FINANCIAL INFORMATION
ITEM 1. DREAM FINDERS HOMES, INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$266,569	$364,531
Restricted cash (VIE amounts of $8,603 and $4,372)	30,882	30,599
Accounts receivable (VIE amounts of $587 and $580)	33,564	43,490
Inventories:
Construction in process and finished homes	1,138,690	1,175,107
Company owned land and lots	291,106	196,563
VIE owned land and lots	5,064	6,515
Total inventories	1,434,860	1,378,185
Lot deposits	262,323	277,258
Other assets (VIE amounts of $1,650 and $1,877)	64,134	59,438
Investments in unconsolidated entities	13,495	14,008
Property and equipment, net	7,564	7,337
Operating lease right-of-use assets	23,199	24,084
Goodwill	172,207	172,207
Total assets	$2,308,797	$2,371,137

Liabilities
Accounts payable (VIE amounts of $481 and $353)	$134,741	$134,702
Accrued expenses (VIE amounts of $3,210 and $4,434)	103,963	184,051
Customer deposits	165,859	145,654
Construction lines of credit	915,992	966,248
Operating lease liabilities	23,802	24,661
Contingent consideration	113,965	115,128
Total liabilities	$1,458,322	$1,570,444
Commitments and contingencies (Note 4)
Mezzanine Equity
Preferred mezzanine equity	156,259	156,045
Stockholders’ Equity
Class A common stock, $0.01 per share, 289,000,000 authorized, 32,775,526 and 32,533,883 outstanding as of March 31, 2023 and December 31, 2022, respectively.	327	325
Class B common stock, $0.01 per share, 61,000,000 authorized, 60,226,153 outstanding	602	602
Additional paid-in capital	267,185	264,757
Retained earnings	411,494	365,994
Noncontrolling interests	14,608	12,970
Total mezzanine and stockholders’ equity	850,475	800,693
Total liabilities, mezzanine equity and stockholders’ equity	$2,308,797	$2,371,137
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents,
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Homebuilding	$767,476	$662,473
Other	1,944	1,593
Total revenues	769,420	664,066
Homebuilding cost of sales	637,344	538,868
Selling, general and administrative expense	60,761	61,710
Income from unconsolidated entities	(2,958)	(2,960)
Contingent consideration revaluation	5,316	4,192
Other income, net	(430)	(956)
Income before income taxes	69,387	63,212
Income tax expense	(17,636)	(16,878)
Net and comprehensive income	51,751	46,334
Net and comprehensive income attributable to noncontrolling interests	(2,662)	(2,618)
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$49,089	$43,716
Earnings per share
Basic	$0.49	$0.43
Diluted	$0.45	$0.42
Weighted-average number of shares
Basic	92,940,291	92,758,939
Diluted	108,822,306	102,496,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents,
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three months ended March 31, 2023 and 2022
(In thousands, except share amounts)
(Unaudited)

	Redeemable Preferred Mezzanine		Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Total Non- Controlling Interests	Total Equity
	Units	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	157,143	$156,045	32,533,883	$325	60,226,153	$602	$264,757	$365,994	$12,970	$800,693
Equity-based compensation	—	—	241,643	2	—	—	2,428	—	—	2,430
Distributions	—	—	—	—	—	—	—	—	(1,024)	(1,024)
Preferred dividends declared	—	—	—	—	—	—	—	(3,375)	—	(3,375)
Net and comprehensive income	—	214	—	—	—	—	—	48,875	2,662	51,751
Balance as of March 31, 2023	157,143	$156,259	32,775,526	$327	60,226,153	$602	$267,185	$411,494	$14,608	$850,475

	Redeemable Preferred Mezzanine		Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Total Non- Controlling Interests	Total Equity
	Units	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	157,143	$155,220	32,295,329	$323	60,226,153	$602	$257,963	$118,194	$24,081	$556,383
Equity-based compensation	—	—	—	—	—	—	1,365	—	—	1,365
Distributions	—	—	—	—	—	—	—	—	(5,188)	(5,188)
Preferred dividends declared	—	—	—	—	—	—	—	(3,102)	—	(3,102)
Net and comprehensive income	—	197	—	—	—	—	—	43,519	2,618	46,334
Balance as of March 31, 2022	157,143	$155,417	32,295,329	$323	60,226,153	$602	$259,328	$158,611	$21,511	$595,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents,
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$51,751	$46,334
Adjustments to Reconcile Net Income to Net cash used in operating activities
Depreciation and amortization	2,635	2,144
Gain on sale of property and equipment	(19)	(9)
Amortization of debt issuance costs	1,132	724
Amortization of right-of-use operating lease assets	1,790	947
Stock compensation expense	2,430	1,364
Deferred tax (benefit) expense	(83)	16,878
Return on investments, net of income from unconsolidated entities	513	1,482
Revaluation of contingent consideration	5,316	4,192
Payments of contingent consideration	(529)	—
Changes in Operating Assets and Liabilities
Accounts receivable	9,926	(51)
Inventories	(56,675)	(165,394)
Lot deposits	14,935	(33,948)
Other assets	(7,103)	(14,040)
Accounts payable and accrued expenses	(80,049)	(10,570)
Customer deposits	20,205	28,380
Operating lease liabilities	(1,764)	(931)
Net cash used in operating activities	(35,589)	(122,498)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,380)	(950)
Proceeds from disposal of property and equipment	20	15
Return of investments from unconsolidated entities	—	5
Net cash used in investing activities	(1,360)	(930)

Cash Flows from Financing Activities
Proceeds from construction lines of credit	2,745,000	50,320
Principal payments on construction lines of credit	(2,795,256)	(41,886)
Payments of debt issuance costs	(125)	(125)
Payments of preferred stock dividends	(3,375)	—
Distributions to noncontrolling interests	(1,024)	(5,188)
Payments of contingent consideration	(5,950)	—
Net cash (used in)/provided by financing activities	(60,730)	3,121

Net decrease in cash, cash equivalents and restricted cash	(97,679)	(120,307)
Cash, cash equivalents and restricted cash at beginning of period	395,130	281,322
Cash, cash equivalents and restricted cash at end of period	$297,451	$161,015

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$266,569	$100,140
Restricted cash	30,882	60,875
Total cash, cash equivalents and restricted cash shown on the Condensed Consolidated Statements of Cash Flows	$297,451	$161,015

Supplemental disclosures of noncash activities:
Noncash Financing Activities
Accrued distributions	$214	$(3,102)
Leased assets obtained in exchange for new operating lease liabilities	906	8,170
Total noncash activities	$1,120	$5,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents,
DREAM FINDERS HOMES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Nature of Business and Significant Accounting Policies
Nature of Business
Dream Finders Homes, Inc. (“Dream Finders”, the “Company” or “DFH, Inc.”) was incorporated in the State of Delaware on September 11, 2020. The Company was formed for the purpose of completing an initial public offering (“IPO”) of its common stock and related transactions in order to carry on the business of Dream Finders Holdings LLC, a Florida limited liability company (“DFH LLC”), as a publicly-traded entity. Pursuant to a corporate reorganization and completion of its IPO on January 25, 2021, the Company became a holding company for DFH LLC and its subsidiaries.
In connection with the IPO and pursuant to the terms of the Agreement and Plan of Merger by and among DFH, Inc., DFH LLC and DFH Merger Sub LLC, a Delaware limited liability company and direct, wholly owned subsidiary of DFH, Inc., DFH Merger Sub LLC merged with and into DFH LLC with DFH LLC as the surviving entity (the “Merger”). As a result of the Merger, all of the outstanding non-voting common units and Series A Preferred Units of DFH LLC converted into 21,255,329 shares of Class A common stock of DFH, Inc., all of the outstanding common units of DFH LLC converted into 60,226,153 shares of Class B common stock of DFH, Inc. and all of the outstanding Series B Preferred Units and Series C Preferred Units of DFH LLC remained outstanding. This, and certain other related events and transactions, are referred to as the “Corporate Reorganization”. Following the Corporate Reorganization, the Company owns all of the voting membership interest of DFH LLC. On January 27, 2021, the Company redeemed all of the outstanding Series C Preferred Units.
The Company's Class A common stock trades on the New York Stock Exchange under the ticker symbol “DFH.”
Basis of Presentation and Consolidation
The accompanying unaudited, condensed consolidated financial statements include the accounts of DFH, Inc., its wholly owned subsidiaries and its investments that qualify for consolidation treatment (see Note 5). The accompanying statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for a complete set of financial statements. As such, the accompanying statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The accompanying statements include all adjustments that are of a normal, recurring nature and necessary for the fair presentation of our results for the interim periods presented, which are not necessarily indicative of results to be expected for the full year. All intercompany accounts and transactions have been eliminated in consolidation. There are no other components of comprehensive income not already reflected in net and comprehensive income on our Condensed Consolidated Statements of Comprehensive Income.
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
Contingent Consideration
In connection with applicable business combinations, the Company records the fair value of contingent consideration as a liability on the acquisition date as prescribed by the underlying agreement. The initial measurement of contingent consideration is based on projected cash flows such as revenues, gross margin, overhead expenses and pre-tax income of the acquired business and is discounted to present value using the discounted cash flow method. The remaining estimated contingent consideration payments are subsequently remeasured to fair value at each reporting date based on the estimated future earnings of the acquired entities and the re-assessment of risk-adjusted discount rates that reflect current market conditions.

Table of Contents,
Maximum potential exposure for contingent consideration is not estimable based on the contractual terms of the contingent consideration agreements, which allow for a percentage payout based on a potentially unlimited range of pre-tax net income.
As of December 31, 2022, the Company remeasured the fair value of contingent consideration related to the 2019 acquisition of Village Park Homes, LLC and adjusted the liability to $1.4 million. As of March 31, 2023, the contingent consideration liability was satisfied. The Company recorded contingent consideration resulting in $0.4 million and $0.3 million of expense for the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023 and December 31, 2022, the Company remeasured the fair value of contingent consideration related to the 2020 acquisition of H&H Constructors of Fayetteville, LLC and adjusted the liability to $8.5 million and $11.6 million, respectively, based on actual results achieved, revised pre-tax income forecasts and revised discount rates as of the balance sheet date and from accretion of the liability. The Company recorded contingent consideration adjustments resulting in $1.5 million and $1.9 million of expense for the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023 and December 31, 2022, the Company remeasured the fair value of contingent consideration related to the 2021 acquisition of McGuyer Homebuilders, Inc. (“MHI”) and adjusted the liability to $105.5 million and $102.1 million, respectively, based on actual results achieved, revised pre-tax income forecasts and revised discount rates as of the balance sheet date and from accretion of the liability. The Company recorded contingent consideration adjustments resulting in $3.4 million and $2.0 million of expense for the three months ended March 31, 2023 and 2022 respectively.
See Note 8, Fair Value Disclosures for the fair value measurement for contingent consideration.
Reclassifications
Certain reclassifications have been made in the 2022 Condensed Consolidated Financial Statements to conform to the classifications used in 2023.
2.    Construction Lines of Credit

On June 2, 2022, the Company entered into an agreement to amend and restate its Existing Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement (i) provides for aggregate commitments under the facility up to $1.1 billion, inclusive of an additional commitment of $50.0 million under the terms of the accordion feature; (ii) allows the facility to expand to a borrowing base of up to $1.6 billion through its accordion feature; (iii) has a maturity date of June 2, 2025; and (iv) references a Secured Overnight Financing Rate (“SOFR”) based rate, as described below. Certain of our subsidiaries guaranteed the Company’s obligations under the Amended and Restated Credit Agreement.

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

As of March 31, 2023 and December 31, 2022, the outstanding balance under the Amended and Restated Credit Agreement was $915.0 million and $965.0 million, respectively. Under the Amended and Restated Credit Agreement, the funds available are unsecured and availability under the borrowing base is calculated based on specified percentages of finished lots, construction in process, and finished homes inventory on the Condensed Consolidated Balance Sheets.

The Company had capitalized debt issuance costs related to the line of credit and notes payable, net of amortization, of $6.0 million and $7.3 million as of March 31, 2023 and December 31, 2022, respectively, which were included in other assets on the Condensed Consolidated Balance Sheets.
The Company amortized $1.1 million and $0.7 million of debt issuance costs for the three months ended March 31, 2023 and 2022, respectively, which are expensed through cost of sales at the home closing.

The Amended and Restated Credit Agreement contains restrictive covenants and financial covenants. The Company was in compliance with all debt covenants as of March 31, 2023 and December 31, 2022. The Company expects to remain in compliance with all debt covenants over the next twelve months.

Table of Contents,
3.    Inventories
Inventories consist of finished lots, construction in process (“CIP”) and finished homes, including capitalized interest. In addition, lot option fees related to off-balance sheet arrangements and due diligence costs related to land development are also capitalized into inventory. Finished lots are purchased with the intent of building and selling a home, and are generally purchased just-in-time for construction. CIP represents the homebuilding activity associated with homes to be sold and speculative homes. CIP includes the cost of finished lots and all of the direct costs incurred to build homes. The cost of homes is expensed on a specific identification basis.
Interest is capitalized and included within each inventory category above. Capitalized interest activity is summarized in the table below for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Capitalized interest at the beginning of the period	$94,603	$32,266
Interest incurred	36,716	24,986
Interest expensed	—	(13)
Interest charged to homebuilding cost of sales	(22,419)	(8,847)
Capitalized interest at the end of the period	$108,900	$48,392
The Company reviews the performance and outlook of its inventories for indicators of potential impairment on a quarterly basis at the community level. In addition to considering market and economic conditions the Company assesses current sales absorption levels and recent profitability. The Company looks for instances where sales prices for a home in backlog or potential sales prices for a future sold home would be at a level at which the carrying value of the home may not be recoverable. There were $0.6 million in inventory impairment charges recorded for the three months ended March 31, 2023, and no inventory impairment charges recorded for the three months ended March 31, 2022. The Company reviews lot deposits for impairment on a quarterly basis and will record an impairment charge if it believes it will forfeit its deposit on an individual or portfolio of lots. There were $0.9 million in lot deposit impairment charges recorded for the three months ended March 31, 2023, and no lot deposit impairment charges recorded for the three months ended March 31, 2022.
4.    Commitments and Contingencies
Silver Meadows Townhome Owners Association, Inc. Lawsuit
On October 9, 2019, Silver Meadows Townhome Owners Association, Inc. filed a lawsuit in Boulder County Colorado District Court against DFH Mandarin, LLC (“Mandarin”) and Dream Finders Homes, LLC (collectively with Mandarin, “DFH”), both wholly owned subsidiaries of the Company, as well as other named defendants. The lawsuit alleges certain construction and development defects. Mandarin successfully compelled arbitration. On March 2, 2022 during arbitration proceedings, the parties settled the matter for $12.0 million subject to the execution of a mutually acceptable settlement agreement, including a denial of any admission of liability on behalf of DFH. DFH’s insurance carrier agreed to pay the policy limit of $4.0 million toward the settlement. In April 2022, the parties executed a mutually acceptable settlement agreement and DFH paid the settlement amount, net of the insurance proceeds received. In April 2022, DFH also commenced the formal legal process to seek contribution toward DFH’s portion of the settlement amount from responsible subcontractors and vendors who performed work on the project. Subsequent to the settlement with the Silver Meadows Townhome Owners Association, Inc., DFH settled with one subcontractor for contribution toward DFH's amounts paid toward the settlement and continued its proceedings to collect additional contributions from responsible subcontractors and vendors, which is still in progress as of the date of this filing. No such contributions were collected for the three months ended March 31, 2023 and 2022.
5.    Variable Interest Entities
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

Table of Contents,
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
Pursuant to ASC 810 and subtopics related to the consolidation of VIEs, management analyzes the Company’s investments first under the variable interest model to determine if they are VIEs and, if so, whether the Company is the primary beneficiary. Management determines whether the Company is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion if changes to the Company’s involvement arise. To make this determination, management considers factors such as whether the Company could direct finance, determine or limit the scope of the entity, sell or transfer property, direct development or direct other operating decisions. The primary beneficiary is defined as the entity having both of the following characteristics: 1) the power to direct the activities that most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and rights to receive the returns from the VIE that would be potentially significant to the VIE. Management consolidates the entity if the Company is the primary beneficiary or if a standalone primary beneficiary does not exist and the Company and its related parties collectively meet the definition of a primary beneficiary. If the investment does not qualify as a VIE under the variable interest model, management then evaluates the entity under the voting interest model to assess if consolidation is appropriate.
Consolidated VIEs
For VIEs that the Company does consolidate, management has the power to direct the activities that most significantly impact the VIE’s economic performance. The Company typically serves as the party with homebuilding expertise in the VIE. The Company does not guarantee the debts of the VIEs, and creditors of the VIEs have no recourse against the Company.
The table below displays the carrying amounts of the assets and liabilities related to the consolidated VIEs (in thousands):

	As of March 31,	As of December 31,
Consolidated	2023	2022
Assets	$15,904	$13,344
Liabilities	$3,691	$4,787
Unconsolidated VIEs
For VIEs that the Company does not consolidate, the Company does not hold the power to direct the activities that most significantly impact the VIEs economic performance. The Company’s maximum exposure to loss is limited to its investment in the entities because the Company is not obligated to provide them any additional capital and does not guarantee any of the unconsolidated VIEs’ debt.

Table of Contents,
The table below shows the Company’s investments in the unconsolidated VIEs (in thousands):

	As of March 31,	As of December 31,
Unconsolidated	2023	2022
Jet Home Loans	$7,427	$7,102
Other unconsolidated VIEs	6,068	6,906
Total investment in unconsolidated VIEs	$13,495	$14,008
Lot Option Contracts
The Company generally does not engage in the land development business. Instead, the Company employs an asset-light land financing strategy, providing us optionality to purchase lots on a ‘‘just-in-time’’ basis for construction and affording us flexibility to acquire lots at a rate that matches the expected sales pace in a given community. The Company primarily employs two variations of our asset-light land financing strategy, finished lot option contracts and land bank option contracts, pursuant to which the Company secures the right to purchase finished lots at predetermined market prices from various land sellers and land bank partners, by paying deposits based on the aggregate purchase price of the finished lots. These option contracts generally allow us, at our option, to forfeit our right to purchase the lots controlled for any reason, and our sole legal obligation and economic loss as a result of such forfeitures is limited to the amount of the deposits paid pursuant to such option contracts and, in the case of land bank option contracts, our loss is limited to the related lot option fees paid to the land bank partner, any potential performance obligations, management of the land development to completion and any cost overruns relative to the project.

None of the creditors of any of the land bank entities with which the Company enters into lot option contracts have recourse to our general credit. The Company generally does not have any specific performance obligations to purchase a certain number or any of the lots or guarantee any of the land bankers’ financial or other liabilities. The Company is not involved in the design or creation of the land bank entities from which the Company purchases lots under lot option contracts. The land bankers’ equity holders have the power to direct 100% of the operating activities of the land bank entity. The Company has no voting rights in any of the land bank entities. The sole purpose of the land bank entity’s activities is to generate positive cash flow returns for such entity’s equity holders. Further, the Company does not share in any of the profit or loss generated by the project’s development. The profits and losses are passed directly to the land bankers’ equity holders.
The deposit placed by us pursuant to the lot option contracts is deemed to be a variable interest in the respective land bank entities. Certain of those land bank entities are deemed to be VIEs. Therefore, the land bank entities with which the Company enters into lot option contracts are evaluated for possible consolidation by the Company.
The Company believes the activities that most significantly impact a land bank entity’s economic performance are the operating activities of the land bank entity. In the case of development projects, unless and until a land bank entity delivers finished lots for sale, the land bank entity’s equity investors bear the risk of land ownership and do not earn any revenues, except for lot option fees paid by the Company. The operating development activities are directed by the land bank entity’s equity investors.
Dream Finders possesses no more than limited protective legal rights through the lot option contracts in the specific finished lots that are purchased, and possesses no participative rights in the land bank entities. Accordingly, the Company does not have the power to direct the activities of a land bank entity that most significantly impact its economic performance. For the aforementioned reasons, the Company concluded that it is not the primary beneficiary of the land bank entities with which it enters into lot option contracts, and therefore the Company does not consolidate any of these VIEs. The Company’s risk of loss related to finished lot option and land bank option deposits and related fees and interest was $367.4 million and $461.6 million as of March 31, 2023 and December 31, 2022, respectively.
6.    Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 is estimated to be 25.4% and 27.9%, respectively. The effective tax rate estimate decrease of 2.5% is primarily attributable to the 45L tax credit being estimated in the first quarter of 2023, but not in the first quarter of 2022 due to the timing of the enactment of the legislation.

Table of Contents,
7.    Segment Reporting
The Company primarily operates in the homebuilding business and is organized and reported by division. There are six reportable segments: (i) Jacksonville, (ii) Colorado, (iii) Orlando, (iv) The Carolinas, (v) Texas and (vi) Jet LLC, the Company’s mortgage operations. The MHI operations comprise the Texas segment, which excludes legacy Austin, Texas operations. The remaining operating segments are combined into the “Other” category, along with the corporate component, which is not considered an operating segment. As of December 31, 2022, DC Metro has been included in Other as it no longer meets the quantitative thresholds prescribed by ASC 280 Segment Reporting warranting separate disclosure, individually or in the aggregate with the Other segment. The comparative disclosures below reflect this change in segment reporting for the three months ended March 31, 2022.
The following tables summarize revenues and net and comprehensive income by segment for the three months ended March 31, 2023 and 2022, as well as total assets and goodwill by segment as of March 31, 2023 and December 31, 2022 (in thousands):

	For the Three Months Ended March 31,
Revenues:	2023	2022
Jacksonville	$142,941	$134,831
Colorado	45,904	38,153
Orlando	116,062	46,843
The Carolinas	104,973	83,583
Texas	277,927	275,424
Jet Home Loans	8,415	6,958
Other (1)	81,613	85,232
Total segment revenues	777,835	671,024

Reconciling items from equity method investments	(8,415)	(6,958)

Consolidated revenues	$769,420	$664,066

	For the Three Months Ended March 31,
Net and comprehensive income:	2023	2022
Jacksonville	$11,920	$17,459
Colorado	2,630	4,521
Orlando	10,231	2,914
The Carolinas	3,524	2,180
Texas	21,084	17,424
Jet Home Loans	1,757	2,289
Other (1)	2,936	1,176
Total segment net and comprehensive income	54,082	47,963

Reconciling items from equity method investments	(2,331)	(1,629)

Consolidated net and comprehensive income	$51,751	$46,334

Table of Contents,

	Assets:		Goodwill:
	As of March 31,	As of December 31,	As of March 31,	As of December 31,
	2023	2022	2023	2022
Jacksonville	$300,724	$300,491	$—	$—
Colorado	194,493	187,813	—	—
Orlando	298,267	276,720	1,795	1,795
The Carolinas	280,548	311,469	16,853	16,853
Texas	746,939	793,219	141,071	141,071
Jet Home Loans	96,990	96,108	—	—
Other (1)	480,223	494,150	12,488	12,488
Total segments	2,398,184	2,459,970	172,207	172,207

Reconciling items from equity method investments	(89,387)	(88,833)	—	—

Consolidated	$2,308,797	$2,371,137	$172,207	$172,207
(1)Other includes the Company’s title operations, homebuilding operations in non-reportable segments, operations of the corporate component, and corporate assets such as cash and cash equivalents, cash held in trust, prepaid insurance, operating and financing leases, as well as property and equipment.
8.    Fair Value Disclosures
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
The following table presents a summary of the change in fair value measurement of contingent consideration, which is based on Level 3 inputs and is the only asset or liability measured at fair value on a recurring basis (in thousands):

Beginning balance, December 31, 2022	$115,128
Fair value adjustments related to prior year acquisitions	5,316
Contingent consideration payments	(6,479)
Ending balance, March 31, 2023	$113,965
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
9.    Related Party Transactions
The Company enters into or participates in related party transactions. The majority of these transactions are entered into to secure finished lots for the construction of new homes.
Consolidated VIEs
The Company has arrangements to acquire land, develop finished lots and build homes. Certain stockholders, directors and members of management of the Company, have invested in these VIEs and some are limited partners in these VIEs. DFH Investors LLC is the managing member of certain of these VIEs. The VIEs are consolidated for accounting purposes (see Note 5).

Table of Contents,
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
Fund I was fully committed in 2019 for a total of $36.7 million. Collectively, the Company’s directors, executive officers and members of management invested $8.7 million or 23.8% of the total committed capital in Fund I. Additionally, Dream Finders Homes LLC and DFH Investors LLC, collectively invested $1.4 million or 3.8% of the total committed capital of Fund I. Dream Finders Homes LLC has entered into six joint ventures and ten land bank projects with Fund I since its formation in January 2017.
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
Certain directors, executive officers and members of management have made investment commitments as limited partners in Fund II in an aggregate amount of $133.9 million or 41.6% of the total committed capital of Fund II as of March 31, 2023, inclusive of a $100.0 million commitment from Rockpoint Group, LLC discussed below.
Land Bank Transactions with DF Capital
DF Capital raised additional commitments from limited partners through deals other than Fund I and Fund II, which provided land bank financing for specific projects. One of the Company’s officers invested $0.2 million in one of these funds managed by DF Capital as a limited partner in 2019. The Company continues to purchase lots controlled by these funds.

As of March 31, 2023 and December 31, 2022, the Company had $58.0 million and $58.6 million, respectively, in outstanding lot deposits primarily related to Fund II and other land bank transaction deals in relation to DF Capital projects.
Transactions with Rockpoint Group, LLC and affiliates

From time to time, the Company enters into land bank option contracts with Rockpoint Group, LLC (“Rockpoint”) or its affiliates in connection with the Company’s acquisition and development of land. Rockpoint or its affiliate provides the funding for the land acquisition and the Company secures the right to purchase finished lots at market prices by paying deposits based on the aggregate purchase price of the finished lots and any related fees, similar to land bank option contracts with third-party land bankers. William H. Walton III is the founding principal and chief executive officer of Rockpoint and a member of the Company’s Board of Directors.

On February 15, 2022, DFH entered into a Memorandum of Right of First Offer with Rockpoint, under which Rockpoint has an exclusive right of first offer on certain land bank financing projects that meet certain criteria and are undertaken by the Company during Fund II’s investment period. As of March 31, 2023, Rockpoint has provided $54.7 million relating to its $100.0 million commitment to Fund II.

Table of Contents,
Jet Home Loans
Jet LLC performs mortgage origination activities for the Company, including underwriting and originating home mortgages for Company customers and non-Company customers. The Company owns 49.9% of Jet LLC, but is not the primary beneficiary. Jet LLC is accounted for under the equity method and is a related party of the Company (Note 7).
10.    Earnings per Share
The following weighted-average shares and share equivalents were used to calculate basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2023 and 2022 (in thousands, except share amounts):

	For the Three Months Ended March 31,
	2023	2022
Numerator
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$49,089	$43,716
Less: Preferred dividends	3,589	3,572
Net and comprehensive income available to common stockholders(1)	$45,500	$40,144
Denominator
Weighted-average number of common shares outstanding - basic	92,940,291	92,758,939
Add: Common stock equivalent shares	15,882,015	9,737,937
Weighted-average number of shares outstanding - diluted	108,822,306	102,496,876
(1)For the diluted earnings per share calculation, $3.4 million in preferred dividends associated with convertible preferred stock that are assumed to be converted have been added back to the numerator, for the three months ended March 31, 2023 and 2022. The remaining amounts of preferred dividends that are not added back to the numerator are associated with paid-in-kind dividends for preferred mezzanine equity which is not convertible into the Company’s common stock. Since the conversion price of the Company’s convertible preferred stock is based on the average trailing 90 days’ closing price of Class A common stock, changes in the price of the Class A common stock may significantly affect the number of additional assumed common shares outstanding under the if-converted method for diluted earnings per share, even when the number of convertible preferred stock shares outstanding is unchanged. There were no anti-dilutive shares for the three months ended March 31, 2023 and 2022.

Table of Contents,
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated or the context requires, “DFH,” “Dream Finders,” the “Company,” “we,” “our” and “us” refer collectively to Dream Finders Homes, Inc. and its subsidiaries.
Business Overview and Outlook
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
The economic uncertainty impacting the housing market has persisted into the first quarter of 2023, to which we have anticipated and reacted. Our asset-light business model and conservative balance sheet management have allowed us to effectively navigate market volatility. Housing demand was negatively impacted by rising mortgage rates, which continue to strain affordability. However, we believe there are indicators of stabilization as homebuyers adjust to the higher rate environment and inventory levels remain constrained in our markets. In response to the negative effect on housing demand, we have implemented sales incentives primarily focused on reducing homebuyer closing costs and continue to monitor net new orders and traffic at the community level. We also continue to strategically renegotiate lot option contracts to match the current sales pace. These strategies have contributed to our better-than-expected revenues and home closings in the first quarter of 2023.
Key Results
Key financial results as of and for the three months ended March 31, 2023, as compared to as of and for the three months ended March 31, 2022 (unless otherwise noted), were as follows:
•Revenues increased 16% to $769 million from $664 million.
•Net new orders decreased 40% to 1,448 from 2,402.
•Home closings increased 11% to 1,517 from 1,371.
•Backlog of sold homes decreased 26% to 5,479 from 7,413.
•Average sales price of homes closed increased 4% to $490,553 from $470,218.
•Gross margin as a percentage of homebuilding revenues decreased 170 basis points to 17.0% from 18.7%.
•Adjusted gross margin (non-GAAP) as a percentage of homebuilding revenues remained relatively consistent at 24.3% compared to 24.4%.
•Net and comprehensive income increased 12% to $52 million from $46 million.
•Net and comprehensive income attributable to DFH increased 12% to $49 million from $44 million.
•EBITDA (non-GAAP) as a percentage of total revenues increased 50 basis points to 11.9% compared to 11.4%.
•Active community count increased to 220 from 206.
•Return on participating equity (“ROE”) was 46.0% for the trailing twelve months ended March 31, 2023, compared to 40.9% for the trailing twelve months ended March 31, 2022.
•Basic earnings per share was $0.49 and diluted earnings per share was $0.45, compared to $0.43 and $0.42, respectively.
•Total liquidity, comprised of cash and cash equivalents, and availability under the revolving credit facility, of $453 million as of March 31, 2023, compared to $487 million as of December 31, 2022.

Table of Contents,
Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The following table sets forth our results of operations for the periods indicated:

	For the Three Months Ended March 31, (unaudited)
	2023	2022	Amount Change	% Change
Revenues:
Homebuilding	$767,476	$662,473	$105,003	16%
Other	1,944	1,593	351	22%
Total revenues	769,420	664,066	105,354	16%
Homebuilding cost of sales	637,344	538,868	98,476	18%
Selling, general and administrative expense	60,761	61,710	(949)	(2%)
Income from unconsolidated entities	(2,958)	(2,960)	2	0%
Contingent consideration revaluation	5,316	4,192	1,124	27%
Other income, net	(430)	(956)	526	(55%)
Income before income taxes	69,387	63,212	6,175	10%
Income tax expense	(17,636)	(16,878)	(758)	4%
Net and comprehensive income	51,751	46,334	5,417	12%
Net and comprehensive income attributable to noncontrolling interests	(2,662)	(2,618)	(44)	2%
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$49,089	$43,716	$5,373	12%

Earnings per share(1)
Basic	$0.49	$0.43	$0.06	14%
Diluted	$0.45	$0.42	$0.03	7%
Weighted-average number of shares
Basic	92,940,291	92,758,939	181,352	0%
Diluted	108,822,306	102,496,876	6,325,430	6%
Condensed Consolidated Balance Sheets Data (at period end):
Cash and cash equivalents	266,569	100,140	166,429	166%
Total assets	2,308,797	1,992,466	316,331	16%
Long-term debt	915,992	771,725	144,267	19%
Preferred mezzanine equity	156,259	155,417	842	1%
Class A common stock	327	323	4	1%
Class B common stock	602	602	—	0%
Additional paid-in capital	267,185	259,328	7,857	3%
Retained earnings	411,494	158,611	252,883	159%
Noncontrolling interests	14,608	21,511	(6,903)	(32%)

Other Financial and Operating Data
Active communities at end of period(2)	220	206	14	7%
Home closings	1,517	1,371	146	11%
Average sales price of homes closed(3)	$490,553	$470,218	$20,335	4%
Net new orders	1,448	2,402	(954)	(40%)
Cancellation rate	20.9%	13.4%	7.5%	56%
Backlog (at period end) - homes	5,479	7,413	(1,934)	(26%)
Backlog (at period end, in thousands) - value	$2,534,454	$3,443,709	$(909,255)	(26%)
Gross margin (in thousands)(4)	$130,132	$123,605	$6,527	5%
Gross margin %(5)	17.0%	18.7%	(1.7%)	(9%)
Net profit margin %	6.4%	6.6%	(0.2%)	(3%)
Adjusted gross margin (in thousands)(6)	$186,193	$161,556	$24,637	15%
Adjusted gross margin %(5)	24.3%	24.4%	(0.1%)	0%
EBITDA (in thousands)(6)	$91,679	$75,867	$15,812	21%
EBITDA margin %(7)	11.9%	11.4%	0.5%	4%
Adjusted EBITDA (in thousands)(6)	$94,109	$77,232	$16,877	22%
Adjusted EBITDA margin %(7)	12.2%	11.6%	0.6%	5%

Table of Contents,
(1)Refer to Note 10, Earnings per Share to the condensed consolidated financial statements for disclosure related to the calculation of earnings per share (“EPS”) for the three months ended March 31, 2023 and 2022. Diluted shares were calculated by using the treasury stock method for stock grants and the if-converted method for the convertible preferred stock and the associated preferred dividends.
(2)A community becomes active once the model is completed or the community has its fifth net new order. A community becomes inactive when it has fewer than five units remaining to sell.
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
Revenues. Revenues for the three months ended March 31, 2023 were $769 million, an increase of $105 million, or 16%, from $664 million for the three months ended March 31, 2022. The increase in revenues was primarily attributable to 1,517 home closings for the three months ended March 31, 2023, an increase of 146 homes, or 11%, from the 1,371 home closings for the three months ended March 31, 2022. The average sales price of homes closed for the three months ended March 31, 2023 was $490,553, an increase of $20,335, or 4%, over an average sales price of homes closed of $470,218 for the three months ended March 31, 2022. The increase was due to overall price appreciation.
Homebuilding Cost of Sales and Gross Margin. Homebuilding cost of sales for the three months ended March 31, 2023 was $637 million, an increase of $98 million, or 18%, from $539 million for the three months ended March 31, 2022. The increase in homebuilding cost of sales was primarily due to the increase in home closings for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Homebuilding gross margin for the three months ended March 31, 2023 was $130 million, an increase of $6 million, or 5%, from $124 million for the three months ended March 31, 2022. Homebuilding gross margin as a percentage of homebuilding revenues was 17.0% for the three months ended March 31, 2023, a decrease of 170 basis points, or 9%, from 18.7% for the three months ended March 31, 2022. The decrease in gross margin percentage was primarily due to increased costs of funds, and closing costs as management implemented proactive measures to assist homebuyers to close the homes in backlog.
Adjusted Gross Margin. Adjusted gross margin for the three months ended March 31, 2023 was $186 million, an increase of $24 million, or 15%, from $162 million for the three months ended March 31, 2022. Adjusted gross margin as a percentage of homebuilding revenues for the three months ended March 31, 2023 was 24.3%, remaining consistent compared to 24.4% for the three months ended March 31, 2022. The adjusted gross margin percentage remained consistent, despite overall price appreciation, primarily as a result of increased closing costs. Adjusted gross margin is a non-GAAP financial measure. For the definition of adjusted gross margin and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”
Selling, General and Administrative Expense. Selling, general and administrative expense (“SG&A”) for the three months ended March 31, 2023 was $61 million, a decrease of $1 million, or 2%, from $62 million for the three months ended March 31, 2022. SG&A as a percentage of homebuilding revenues was 8% in the first quarter 2023, a decrease of 100 bps compared to 9% in the year-ago quarter. The decrease in SG&A as a percentage of homebuilding revenues was primarily due to overall cost management efforts. In the first quarter of 2023, SG&A included a $2 million charge related to write-offs of earnest deposits and due diligence costs for lot option contracts that were terminated.
Income from Equity in Earnings of Unconsolidated Entities. Income from equity in earnings of unconsolidated entities for the three months ended March 31, 2023 was $3 million, remaining consistent compared to $3 million for the three months ended March 31, 2022.
Contingent Consideration Revaluation. Contingent consideration expense for the three months ended March 31, 2023 was $5 million, an increase of $1 million or 27%, as compared to $4 million for the three months ended March 31, 2022. The increase in contingent consideration expense is primarily due to actual results achieved and fair value adjustments of future expected earnout payments from the MHI acquisition.
Other (Income) Expense, Net. Other income for the three months ended March 31, 2023 decreased by $1 million when compared to the three months ended March 31, 2022, primarily due to a reduction in management fee income in the Texas segment.

Table of Contents,
Net and Comprehensive Income. Net and comprehensive income for the three months ended March 31, 2023 was $52 million, an increase of $6 million, or 12%, from $46 million for the three months ended March 31, 2022. The increase in net and comprehensive income was primarily attributable to an increase in gross margin on home closings of $6 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This was partially offset by an increase in contingent consideration expense of $1 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The changes in net and comprehensive income attributable to Dream Finders Homes, Inc. are consistent with the changes in net and comprehensive income as there was no significant change in noncontrolling interest for the period.
Land Acquisition and Development Process
We operate an asset-light and capital-efficient lot acquisition strategy to meet our growth objectives. We generally seek to avoid engaging in land development, which requires significant capital expenditures, and can take several years to realize returns on the investment. Our asset-light lot acquisition strategy generally enables us to purchase land in a “just-in-time” manner in both new and existing markets with reduced up-front capital commitments, and, in turn, allows us to increase our inventory turnover rate, enhance our ROE and contributes to our growth. Our strategy is intended to avoid the financial commitments and risks associated with direct land ownership and land development by allowing us to increase optionality and control a significant number of lots for a relatively low capital cost. We believe our asset-light business model reduces our balance sheet risk relative to other homebuilders that own a higher percentage of their land supply.
We primarily employ two variations of our asset-light land financing strategy—finished lot option contracts and land bank option contracts—pursuant to which we secure the right to purchase finished lots at predetermined fixed contractual pricing from various land developers, land sellers and land bank partners.
As of March 31, 2023, our lot deposits and investments in finished lot option and land bank option contracts were $262 million. As of March 31, 2023, we controlled 33,344 lots under lot option and land bank option contracts.
Owned and Controlled Lots
Our owned and controlled lot supply is a critical input to the future revenue of our business. The following table presents our owned finished lots purchased just in time for production and controlled lots by homebuilding segment as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023			As of December 31, 2022
	2023			2022
Segment	Owned (2)	Controlled	Total	Owned	Controlled	Total	% Change
Jacksonville	1,258	7,657	8,915	1,083	8,893	9,976	-11%
Colorado	468	6,753	7,221	366	7,555	7,921	-9%
Orlando	975	3,884	4,859	976	4,878	5,854	-17%
The Carolinas	1,370	4,484	5,854	1,003	4,849	5,852	0%
Texas	1,320	6,346	7,666	1,282	6,835	8,117	-6%
Other(1)	1,384	4,220	5,604	1,233	4,605	5,838	-4%
Grand Total	6,775	33,344	40,119	5,943	37,615	43,558	-8%
(1)Austin, DC Metro, Savannah, GA, Hilton Head and Bluffton, S.C., Active Adult and Custom Homes. Austin refers to legacy DFH operations exclusive of MHI. See Note 7, Segment Reporting, to our condensed consolidated financial statements for further explanation of our reportable segments.
(2)As of March 31, 2023, the Company had 6,775 owned lots, of which 4,414 were included in construction in process (“CIP”) and finished homes within the condensed consolidated balance sheet. Of the 4,414 owned lots included in CIP and finished homes, 4,046 were under construction, 265 were completed spec homes and 103 were model homes. The remaining owned lots were purchased just-in-time to start construction through existing lot option contracts.

Table of Contents,
Owned Real Estate Inventory Status
The following table presents our owned real estate inventory status as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023	As of December 31, 2022
	% of Owned Real Estate Inventory	% of Owned Real Estate Inventory
Construction in process and finished homes (1)	80%	86%
Company owned land and lots (2)	20%	14%
Total	100%	100%
(1)Represents our owned homes that are completed or under construction, including sold, spec and model homes. Land and lots from consolidated VIEs are excluded from total owned real estate inventory.
(2)Represents finished lots purchased just-in-time for production and capitalized costs related to land under development held by third-party land bank partners, including lot option fees, property taxes and due diligence costs. Land and lots from consolidated VIEs are excluded from both company owned land and lots and total owned real estate inventory.
Our Active Communities
We define an active community as a community where we have recorded five net new orders or a model home is currently open to customers. A community is no longer active when we have less than five home sites to sell to customers. Active community count is an important metric to forecast future net new orders for our business. As of March 31, 2023, we had 220 active communities, an increase of 14 communities, or 7%, as compared to 206 active communities as of March 31, 2022.
Our active community count excludes communities under the Company's built-for-rent contracts, as all sales to investors occur at one point in time and these communities would have no home sites remaining to sell. As of March 31, 2023, the Company had 22 communities delivering closings under built-for-rent contracts.
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
Backlog, Sales and Closings
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

Table of Contents,
Net new orders are sales of homes during the period less cancellations of existing sales contracts during the period. Our cancellation rate for a given period is calculated as the total number of new sales contracts cancelled during the period, divided by the total number of new gross sales contracts entered into during the period. Our cancellation rate for the three months ended March 31, 2023 was 20.9%, an increase of 750 basis points compared to the 13.4% cancellation rate for the three months ended March 31, 2022. Despite the elevated mortgage rates and continued economic uncertainty, demand in the housing markets started to show signs of stabilization during the first quarter of 2023. Although our results have continued to improve compared to the latter half of 2022 in terms of net new orders and cancellation rates, the first quarter of 2022 exhibited an unprecedented level of sales due to the favorable economic conditions at that time. The sales in the first quarter of 2022 also included built-for-rent contracts that did not repeat in the first quarter of 2023, as timing and effort for executing these bulk sales deals can vary. The cancellation rate for the first quarter 2023 remains within the Company’s pre-pandemic range of historical cancellation rates.
The following tables present information concerning our new home sales (net), starts and closings in each of our homebuilding segments for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,						Period Over Period Percent Change
	2023			2022
Segment	Sales	Starts	Closings	Sales	Starts	Closings	Sales	Starts	Closings
Jacksonville	221	281	287	632	447	269	-65%	-37%	7%
Colorado	123	77	74	86	96	70	43%	-20%	6%
Orlando	196	238	234	129	234	106	52%	2%	121%
The Carolinas	250	218	320	153	288	252	63%	-24%	27%
Texas	521	375	421	817	717	483	-36%	-48%	-13%
Other(1)	137	166	181	585	237	191	-77%	-30%	-5%
Grand Total	1,448	1,355	1,517	2,402	2,019	1,371	-40%	-33%	11%
(1)Austin, Savannah, Village Park Homes, Active Adult and Custom Homes. Austin refers to legacy DFH operations, exclusive of MHI. See Note 7, Segment Reporting, to our condensed consolidated financial statements for further explanation of our reportable segments.
Our backlog consists of homes under contract that are signed by homebuyers that have not yet closed, but who have met the preliminary criteria to obtain mortgage financing and homes under contract signed by third-party investors who have placed a nonrefundable deposit. Ending backlog represents the number of homes in backlog from the previous period, plus the number of net new orders generated during the current period, minus the number of home closings during the current period. Our backlog at any given time will be affected by cancellations and the number of our active communities.
Homes in backlog are generally closed within one to nine months. Sustained supply chain challenges during 2022 could have temporarily elongated cycle times impacting the Company's backlog turnover rate. In addition, certain circumstances may increase cycle times, including sales to investors that intend to lease the homes may be delivered over a longer duration, as well as pre-sales in new communities. It is important to note that net new orders, backlog and cancellation metrics are operational, rather than accounting data and should be used only as a general gauge to evaluate performance. Backlog may be impacted by customer cancellations for various reasons that are beyond our control, and, in light of our minimal required deposit, there is little negative impact to the potential homebuyer from the cancellation of the purchase contract.
The following tables present information concerning our new orders, cancellation rate and ending backlog for the periods and as of dates set forth below:

	For the Three Months Ended March 31,
	2023	2022
Net New Orders	1,448	2,402
Cancellation Rate	20.9%	13.4%

Table of Contents,

	As of March 31, 2023
	2023	2022
Ending Backlog - Homes	5,479	7,413
Ending Backlog - Value (in thousands)	$2,534,454	$3,443,709
(1)Approximately 1,649 of the homes in our backlog are expected to be delivered in 2024 and beyond.
Mortgage Banking Business
For the three months ended March 31, 2023, our mortgage banking joint venture, Jet LLC, originated and funded 621 home loans with an aggregate principal amount of approximately $249 million as compared to 527 home loans with an aggregate principal amount of approximately $188 million for the three months ended March 31, 2022. For the three months ended March 31, 2023 and 2022, respectively, Jet LLC had net income of approximately $5 million and $3 million. Our interest in Jet LLC is accounted for under the equity method and is not consolidated in our condensed consolidated financial statements, as we do not control and are not deemed the primary beneficiary of the variable interest entity (“VIE”). See Note 5, Variable Interest Entities, to our condensed consolidated financial statements for a discussion of the accounting treatment of VIEs.
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
Non-GAAP Financial Measures
Adjusted Gross Margin
Adjusted gross margin is a non-GAAP financial measure used by management as a supplemental measure in evaluating operating performance. We define adjusted gross margin as gross margin excluding the effects of capitalized interest, amortization included in homebuilding cost of sales (adjustments resulting from the application of purchase accounting in connection with acquisitions) and commission expense. Our management believes this information is meaningful because it isolates the impact that capitalized interest, purchase accounting amortization and commission expense have on gross margin. We include internal and external commission expense in homebuilding cost of sales, not selling, general and administrative expense, and therefore commission expense is taken into account in gross margin. As a result, in order to provide a meaningful comparison to the public company homebuilders that include commission expense below the gross margin line in selling, general and administrative expense, we have excluded commission expense from adjusted gross margin. However, because adjusted gross margin information excludes capitalized interest, purchase accounting amortization and commission expense, which have real economic effects and could impact our results of operations, the utility of adjusted gross margin information as a measure of our operating performance may be limited. In addition, other companies may not calculate adjusted gross margin information in the same manner that we do. Accordingly, adjusted gross margin information should be considered only as a supplement to gross margin information as a measure of our performance.

Table of Contents,
The following table presents a reconciliation of adjusted gross margin to the GAAP financial measure of gross margin for each of the periods indicated (unaudited and in thousands, except percentages):

	For the Three Months Ended March 31,
	2023	2022
Gross margin(1)	$130,132	$123,605
Interest expense in homebuilding cost of sales	22,419	8,847
Amortization in homebuilding cost of sales(2)	—	3,830
Commission expense	33,642	25,274
Adjusted gross margin	$186,193	$161,556
Gross margin %(3)	17.0%	18.7%
Adjusted gross margin %(3)	24.3%	24.4%
(1)Gross margin is homebuilding revenues less homebuilding cost of sales.
(2)Represents purchase accounting adjustments from the Company’s acquisitions.
(3)Calculated as a percentage of homebuilding revenues.
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
Management believes EBITDA and adjusted EBITDA are useful because they allow management to more effectively evaluate our operating performance and compare our results of operations from period to period without regard to our financing methods or capital structure or other items that impact the comparability of financial results from period to period. EBITDA and adjusted EBITDA should not be considered as alternatives to, or more meaningful than, net income or any other measure as determined in accordance with GAAP. Our computations of EBITDA and adjusted EBITDA may not be comparable to EBITDA or adjusted EBITDA of other companies. We present EBITDA and adjusted EBITDA because we believe they provide useful information regarding the factors and trends affecting our business. Adjusted EBITDA information should be considered only as a supplement to EBITDA information as a measure of our performance.
The following table presents a reconciliation of EBITDA and adjusted EBITDA to the GAAP financial measure of net income for each of the periods indicated (unaudited and in thousands, except percentages):

	For the Three Months Ended March 31,
	2023	2022
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$49,089	$43,716
Interest income	(100)	(41)
Interest expensed in cost of sales	22,419	8,847
Interest expense	—	13
Income tax expense	17,636	16,878
Depreciation and amortization(1)	2,635	6,454
EBITDA	$91,679	$75,867
Stock-based compensation expense	2,430	1,365
Adjusted EBITDA	$94,109	$77,232
EBITDA margin %(2)	11.9%	11.4%
Adjusted EBITDA margin %(2)	12.2%	11.6%

Table of Contents,
(1)Includes the impact of fair value inventory adjustments from prior acquisitions of $4 million for the three months ended March 31, 2022, which is included in homebuilding cost of sales reported on the Condensed Consolidated Statements of Comprehensive Income. For the three months ended March 31, 2023, there was no such fair value adjustment of inventory.
(2)Calculated as a percentage of total revenues.
Liquidity and Capital Resources
Overview
We generate cash from the sale of our inventory and we intend to re-deploy the net cash generated from the sale of inventory to acquire and control land and further grow our operations year over year. We believe that our sources of liquidity are sufficient to satisfy our current commitments. We also maintain our Amended and Restated Credit Agreement with a syndicate of lenders providing for a senior unsecured revolving credit facility, which currently has an aggregate commitment of up to $1.1 billion and matures on June 2, 2025. As of March 31, 2023, we had $267 million in cash and cash equivalents, excluding $31 million of restricted cash. Additionally, the Company had $187 million of availability under the Amended and Restated Credit Agreement for a total of $453 million in total liquidity. Certain of our subsidiaries guaranteed the Company’s obligations under the Amended and Restated Credit Agreement.
We continue to evaluate our capital structure and explore options to strengthen our Balance Sheet. We will remain opportunistic while assessing available capital in the debt and equity markets.
Our principal uses of capital are lot deposits and purchases, vertical home construction, operating expenses and the payment of routine liabilities.
Cash flows generated by our projects can differ materially from our results of operations, as these depend upon the stage in the life cycle of each project. The majority of our projects begin at the land acquisition stage when we enter into finished lot option contracts by placing a deposit with a land seller or developer. Our lot deposits are an asset on our balance sheets and these cash outflows are not recognized in our results of operations. Early stages in our communities require material cash outflows relating to finished rolling option lot purchases, entitlements and permitting, construction and furnishing of model homes, roads, utilities, general landscaping and other amenities, as well as ongoing association fees and property taxes. Except for furnishings of model homes, these costs are capitalized within our real estate inventory and are not recognized in our operating income until a home sale closes. As such, we incur significant cash outflows prior to the recognition of revenues. In later stages of the life cycle of a community, cash inflows could significantly exceed our results of operations, as the cash outflows associated with land purchase and home construction and other expenses were previously incurred.
We actively enter into finished lot option contracts by placing deposits with land sellers averaging 10% of the aggregate purchase price of the finished lots. When entering into these contracts, we also agree to purchase finished lots at predetermined time frames and quantities that match our expected selling pace in the community.We also enter into land development arrangements with land sellers, land developers and land bankers. We typically provide a lot deposit averaging 10% of the total investment required to develop lots that we will have the option to acquire in the future. Those deposits are generally 100% applicable to the lot purchase price. In these transactions, we also incur lot option fees that have historically been 15% or less of the outstanding capital balance held by the land banker. The initial investment and lot option fees require our ability to allocate liquidity resources to projects that will not materialize into cash inflows or operating income in the near term. The above cash strategies allow us to maintain adequate lot supply in our existing markets and support ongoing growth and profitability. Although currently there is economic uncertainty that is impacting the homebuilding industry, we continue to operate in geographic regions with consistent increases in demand for new homes and constrained lot and inventory supply compared to population and job growth trends. We intend to continue to reinvest our earnings into our business and focus on expanding our operations. In addition, as the opportunity to purchase finished lots in desired locations becomes increasingly more limited and competitive, we are committed to allocating additional liquidity to land bank deposits on land development projects, as this strategy mitigates the risks associated with holding undeveloped land on our balance sheet, while allowing us to control adequate lot supply in our key markets to support forecasted growth. As of March 31, 2023, our lot deposits and investments related to finished lot option contracts and land bank option contracts were $262 million.

Table of Contents,
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(35,589)	$(122,498)
Net cash used in investing activities	(1,360)	(930)
Net cash (used in)/provided by financing activities	(60,730)	3,121
Net cash used in operating activities was $36 million for the three months ended March 31, 2023, compared to $122 million of net cash used in operating activities for the three months ended March 31, 2022. The change in net cash used in operating activities was primarily driven by a decrease in lot deposits and lower increases in inventories, partially offset by a decrease in accrued expenses for the three months ended March 31, 2023.
Net cash used in investing activities was $1 million for the three months ended March 31, 2023, compared to $1 million of cash used in investing activities for the three months ended March 31, 2022. The change in net cash used in investing activities was primarily attributable to the increase in property and equipment in the first quarter 2023.
Net cash used in financing activities was $61 million for the three months ended March 31, 2023, compared to $3 million of cash provided by financing activities for the three months ended March 31, 2022. The change in net cash used in financing activities was primarily attributable to net payments on the revolving credit facility of $50 million in the first quarter 2023 compared to net proceeds of $8 million in the first quarter 2022.
Credit Facilities, Surety Bonds, Letters of Credit and Financial Guarantees
As of March 31, 2023, under our Amended and Restated Credit Agreement, we had a maximum availability of $1.1 billion, an outstanding balance of $915 million, and we could borrow an additional $187 million. As of December 31, 2022, we had total outstanding borrowings of $965 under our credit agreement. As of March 31, 2023, we were in compliance with the covenants set forth in our Amended and Restated Credit Agreement.
We enter into surety bonds and letters of credit arrangements with local municipalities, government agencies and land developers. These arrangements relate to certain performance-related obligations and serve as security for certain land option agreements. As of March 31, 2023, we had outstanding surety bonds and letters of credit totaling $86 million and $1 million, respectively. We believe we will fulfill our obligations under the related arrangements and do not anticipate any material losses under these surety bonds and letters of credit.
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

Table of Contents,
Convertible Preferred Stock
On September 29, 2021, we sold 150,000 shares of convertible preferred stock with an initial liquidation preference of $1,000 per share and a par value of $0.01 per share, for an aggregate purchase price of $150 million. We used the proceeds from the sale of the convertible preferred stock to partially fund the MHI acquisition and for general corporate purposes. Pursuant to the Certificate of Designations, the convertible preferred stock ranks senior to the Class A and B common stock with respect to dividends and distributions on liquidation, winding-up and dissolution. Accordingly, upon liquidation, dissolution or winding up of the Company, each share of convertible preferred stock is entitled to receive the initial liquidation preference of $1,000 per share, subject to adjustment, plus all accrued and unpaid dividends thereon.
The Board of Directors of the Company (the “Board of Directors”) has the authority to issue one or more series of preferred stock, par value $0.01 per share, without stockholder approval. Refer to Note 12 to the consolidated financial statements within our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for further details on the terms of the Series B preferred units and convertible preferred stock.
Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2023 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Recently Issued Accounting Standards
The Company does not expect the adoption of any recently issued accounting standards to have a material impact on the condensed consolidated financial statements.
Off-Balance Sheet Arrangements
Asset-Light Lot Acquisition Strategy
We operate an asset-light and capital-efficient lot acquisition strategy primarily through finished lot option contracts and land bank option contracts. These contracts generally allow us to forfeit our right to purchase lots controlled by these option contracts for any reason, and our sole legal obligation and economic loss as a result of such forfeitures is limited to the amount of the deposits paid pursuant to such option contracts and, in the case of land bank contracts, any related lot option fees paid to the land bank partner, potential performance obligations, management of the development to completion and cost overruns relative to the project. We do not have any financial guarantees or completion obligations, and we do not guarantee lot purchases on a specific performance basis under these agreements. See “—Land Acquisition and Development Process” for further information on these option contracts.
As of March 31, 2023, we controlled 33,344 lots through finished lot option contracts and land bank option contracts. Our entire risk of loss pertaining to the aggregate purchase price of contractual commitments resulting from our non-performance under our finished lot option contracts and land bank option contracts is limited to approximately $262 million in lot deposits as of March 31, 2023. In addition, we have capitalized costs of $105 million relating to our off-balance sheet arrangements and land development due diligence.
Contractual Obligations
As of March 31, 2023, there have been no material changes to our contractual obligations appearing in the “Contractual Obligations, Commitments and Contingencies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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

Table of Contents,
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
•economic trends;
•trends with respect to demand, interest rates and cancellation rates;
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
We caution you that these forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. These risks include, but are not limited to, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Should one or more of such risks or uncertainties occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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
Inflation
Inflation in the United States materially increased during the year ended December 31, 2022, and has continued to remain at an elevated level through the first quarter 2023. To combat these inflationary pressures, the Federal Reserve raised interest rates during 2022 and has continued to increase interest rates into early 2023.
Our operations may be negatively impacted by inflation due to increasing construction, labor, materials as well as land acquisition and financing costs. Inflation can also result in rising mortgage interest rates, which can, in turn, substantially limit the ability of a typical homebuyer, relying on mortgage financing, to purchase a new home. Through the period ended March 31, 2023, although there were increases in the cost of labor and materials, these additional costs were outpaced by price increases in home closings, and as such, did not have a material impact on our gross margins.
For more information, see Item 1A. Risk Factors in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Table of Contents,
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
Outstanding borrowings under the Amended and Restated Credit Agreement are subject to, among other things, a borrowing base. The borrowing base advance rate includes the aggregate of, among other things, (a) 90% of the net book value of presold housing units, (b) 85% of the net book value of model housing units, (c) 85% of the net book value of speculative housing units and (d) 70% of the net book value of finished lots, in each case subject to certain exceptions and limitations set forth in the Amended and Restated Credit Agreement.
Our mortgage banking joint venture, Jet LLC, is exposed to interest rate risk as it relates to its lending activities. Jet LLC underwrites and originates mortgage loans, which are sold through either optional or mandatory forward delivery contracts into the secondary markets. All of the Jet Home Loans segment’s loan portfolio is held for sale and subject to forward sale commitments. Jet LLC also sells all of its mortgages held for sale on a servicing released basis.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2023. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of March 31, 2023 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

Table of Contents,
Changes in Internal Controls
There was no change in our internal control over financial reporting as such term is defined in the Exchange Act Rule 13a-15(f) that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
See Note 4, Commitments and Contingencies, in our unaudited condensed consolidated financial statements included herein for a description of material legal proceedings. From time to time, we are a party to ongoing legal proceedings in the ordinary course of business. We do not believe the results of currently pending proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity.
ITEM 1A. RISK FACTORS
There are numerous factors that affect our business and results of operations, many of which are beyond our control. Refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which contains descriptions of significant risks that have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as presented below, there have been no material changes to risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.
Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.
We have undrawn committed funding from numerous financial institutions under our syndicated revolving line of credit. Additionally, we may hold domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks which exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. The failure of banks, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions, or by acquisition in the event of a failure or liquidity crisis. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Table of Contents,
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

Dream Finders Homes, Inc.

Date:	May 4, 2023	/s/ Patrick O. Zalupski
Patrick O. Zalupski President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

	May 4, 2023	/s/ L. Anabel Fernandez
L. Anabel Fernandez Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)