Form 10-Q
period 2023-06-30
Dream Finders Homes, Inc.
filed 2023-08-03
CIK 1825088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2023, there were 32,882,124 shares of the registrant’s Class A common stock, par value $0.01 per share, issued and outstanding and 60,226,153 shares of the registrant’s Class B common stock, par value $0.01 per share, issued and outstanding.

Table of Contents,
PART I. FINANCIAL INFORMATION
ITEM 1. DREAM FINDERS HOMES, INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$292,510	$364,531
Restricted cash (VIE amounts of $9,312 and $4,372)	33,081	30,599
Accounts receivable (VIE amounts of $590 and $580)	31,433	43,490
Inventories:
Construction in process and finished homes	1,212,289	1,175,107
Company owned land and lots	203,932	196,563
VIE owned land and lots	1,037	6,515
Total inventories	1,417,258	1,378,185
Lot deposits	247,903	277,258
Other assets (VIE amounts of $2,238 and $1,877)	50,315	59,438
Investments in unconsolidated entities	13,948	14,008
Property and equipment, net	7,948	7,337
Operating lease right-of-use assets	21,624	24,084
Goodwill	172,207	172,207
Total assets	$2,288,227	$2,371,137

Liabilities
Accounts payable (VIE amounts of $15 and $353)	$124,185	$134,702
Accrued expenses (VIE amounts of $2,575 and $4,434)	89,854	184,051
Customer deposits	163,237	145,654
Construction lines of credit	875,672	966,248
Operating lease liabilities	22,300	24,661
Contingent consideration	93,500	115,128
Total liabilities	$1,368,748	$1,570,444
Commitments and contingencies (Note 4)
Mezzanine Equity
Preferred mezzanine equity	156,479	156,045
Stockholders’ Equity
Class A common stock, $0.01 per share, 289,000,000 authorized, 32,882,124 and 32,533,883 outstanding as of June 30, 2023 and December 31, 2022, respectively	329	325
Class B common stock, $0.01 per share, 61,000,000 authorized, 60,226,153 outstanding	602	602
Additional paid-in capital	270,905	264,757
Retained earnings	476,663	365,994
Noncontrolling interests	14,501	12,970
Total mezzanine and stockholders’ equity	919,479	800,693
Total liabilities, mezzanine equity and stockholders’ equity	$2,288,227	$2,371,137
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents,
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Homebuilding	$942,880	$791,230	$1,710,356	$1,453,703
Other	2,459	1,904	4,403	3,497
Total revenues	945,339	793,134	1,714,759	1,457,200
Homebuilding cost of sales	762,855	635,422	1,400,199	1,174,290
Selling, general and administrative expense	73,709	66,015	134,470	127,725
Income from unconsolidated entities	(4,704)	(3,334)	(7,662)	(6,294)
Contingent consideration revaluation	18,266	5,042	23,582	9,234
Other (income) expense, net	(635)	291	(1,065)	(665)
Income before taxes	95,848	89,698	165,235	152,910
Income tax expense	(24,206)	(23,327)	(41,842)	(40,205)
Net and comprehensive income	71,642	66,371	123,393	112,705
Net and comprehensive income attributable to noncontrolling interests	(2,878)	(3,747)	(5,540)	(6,365)
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$68,764	$62,624	$117,853	$106,340
Earnings per share
Basic	$0.70	$0.64	$1.19	$1.07
Diluted	$0.65	$0.60	$1.09	$1.02
Weighted-average number of shares
Basic	93,108,277	92,758,939	93,025,626	92,758,939
Diluted	105,439,519	104,566,243	107,704,859	103,531,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents,
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three and six months ended June 30, 2023
(In thousands, except share amounts)
(Unaudited)

	Redeemable Preferred Mezzanine		Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Total Non- Controlling Interests	Total Equity
	Units	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2023	157,143	$156,259	32,775,526	$327	60,226,153	$602	$267,185	$411,494	$14,608	$850,475
Stock-based compensation	—	—	—	—	—	—	4,044	—	—	4,044
Vesting of stock-based compensation	—	—	130,008	2	—	—	(2)	—	—	—
Withholding of common stock for taxes	—	—	(23,410)	—	—	—	(322)	—	—	(322)
Distributions	—	—	—	—	—	—	—	—	(2,985)	(2,985)
Preferred dividends declared	—	—	—	—	—	—	—	(3,375)	—	(3,375)
Net and comprehensive income	—	220	—	—	—	—	—	68,544	2,878	71,642
Balance as of June 30, 2023	157,143	$156,479	32,882,124	$329	60,226,153	$602	$270,905	$476,663	$14,501	$919,479

	Redeemable Preferred Mezzanine		Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Total Non- Controlling Interests	Total Equity
	Units	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	157,143	$156,045	32,533,883	$325	60,226,153	$602	$264,757	$365,994	$12,970	$800,693
Stock-based compensation	—	—	—	—	—	—	6,474	—	—	6,474
Vesting of stock-based compensation	—	—	371,841	4	—	—	(4)	—	—	—
Withholding of common stock for taxes	—	—	(23,600)	—	—	—	(322)	—	—	(322)
Distributions	—	—	—	—	—	—	—	—	(4,009)	(4,009)
Preferred dividends declared	—	—	—	—	—	—	—	(6,750)	—	(6,750)
Net and comprehensive income	—	434	—	—	—	—	—	117,419	5,540	123,393
Balance as of June 30, 2023	157,143	$156,479	32,882,124	$329	60,226,153	$602	$270,905	$476,663	$14,501	$919,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents,
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
Three and six months ended June 30, 2022
(In thousands, except share amounts)
(Unaudited)

	Redeemable Preferred Mezzanine		Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Total Non- Controlling Interests	Total Equity
	Units	Amount	Shares	Amount	Shares	Amount
Balance as of March 31, 2022	157,143	$155,417	32,295,329	$323	60,226,153	$602	$259,328	$158,611	$21,511	$595,792
Stock-based compensation	—	—	83,610	—	153,847	—	1,879	—	—	1,879
Distributions	—	—	—	—	—	—	—	—	(13,202)	(13,202)
Preferred dividends declared	—	—	—	—	—	—	—	(3,685)	—	(3,685)
Net and comprehensive income	—	204	—	—	—	—	—	62,420	3,747	66,371
Balance as of June 30, 2022	157,143	$155,621	32,378,939	$323	60,380,000	$602	$261,207	$217,346	$12,056	$647,155

	Redeemable Preferred Mezzanine		Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Total Non- Controlling Interests	Total Equity
	Units	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	157,143	$155,220	32,295,329	$323	60,226,153	$602	$257,963	$118,194	$24,081	$556,383
Stock-based compensation	—	—	83,610	—	153,847	—	3,244	—	—	3,244
Distributions	—	—	—	—	—	—	—	—	(18,390)	(18,390)
Preferred dividends declared	—	—	—	—	—	—	—	(6,787)	—	(6,787)
Net and comprehensive income	—	401	—	—	—	—	—	105,939	6,365	112,705
Balance as of June 30, 2022	157,143	$155,621	32,378,939	$323	60,380,000	$602	$261,207	$217,346	$12,056	$647,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents,
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net and comprehensive income	$123,393	$112,705
Adjustments to Reconcile Net Income to Net cash provided by/(used in) operating activities
Depreciation and amortization	5,312	4,230
Gain on sale of property and equipment	(20)	(16)
Amortization of debt issuance costs	2,264	1,860
Extinguishment of unamortized debt issuance costs	—	282
Amortization of right-of-use operating lease assets	3,617	2,489
Stock-based compensation	6,474	3,244
Deferred tax (benefit) expense	(2,036)	16,633
Return on investments, net of income from unconsolidated entities	60	1,372
Revaluation of contingent consideration	23,582	9,234
Payments of contingent consideration	(12,618)	—
Changes in Operating Assets and Liabilities
Accounts receivable	12,057	3,203
Inventories	(39,073)	(289,355)
Lot deposits	29,355	(47,021)
Other assets	6,069	(32,058)
Accounts payable and accrued expenses	(104,715)	(13,374)
Customer deposits	17,583	13,260
Operating lease liabilities	(3,518)	(2,439)
Net cash provided by/(used in) operating activities	67,786	(215,751)
Cash Flows from Investing Activities
Purchase of property and equipment	(3,003)	(1,923)
Proceeds from disposal of property and equipment	52	42
Return of investments from unconsolidated entities	—	407
Net cash used in investing activities	(2,951)	(1,474)
Cash Flows from Financing Activities
Proceeds from construction lines of credit	5,410,000	230,578
Principal payments on construction lines of credit	(5,500,576)	(117,301)
Payments of debt issuance costs	(125)	(5,069)
Payments of preferred stock dividends	(6,750)	(6,787)
Payments for common stock withheld for taxes	(322)	—
Distributions to noncontrolling interests	(4,009)	(18,390)
Payments of contingent consideration	(32,592)	(17,735)
Net cash (used in)/provided by financing activities	(134,374)	65,296
Net decrease in cash, cash equivalents and restricted cash	(69,539)	(151,929)
Cash, cash equivalents and restricted cash at beginning of period	395,130	281,322
Cash, cash equivalents and restricted cash at end of period	$325,591	$129,393
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$292,510	$84,097
Restricted cash	33,081	45,296
Total cash, cash equivalents and restricted cash	$325,591	$129,393
Supplemental disclosures of noncash activities:
Noncash Financing Activities
Accrued distributions	$434	$—
Leased assets obtained in exchange for new operating lease liabilities	1,157	8,239
Total noncash activities	$1,591	$8,239
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents,
DREAM FINDERS HOMES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Nature of Business and Significant Accounting Policies
Nature of Business
Dream Finders Homes, Inc. (together with its subsidiaries, “Dream Finders”, the “Company” or “DFH, Inc.”) designs, builds and sells homes in markets throughout the United States. The Company also offers title insurance and mortgage banking solutions. The Company was incorporated in the State of Delaware on September 11, 2020.
Basis of Presentation and Consolidation
The accompanying unaudited, condensed consolidated financial statements include the accounts of DFH, Inc., its wholly owned subsidiaries and its investments that qualify for consolidation treatment (see Note 5, Variable Interest Entities), including Dream Finders Holdings, LLC (“DFH LLC”), which is the legal entity that issued the outstanding Series B Preferred Units. The accompanying statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for a complete set of financial statements. As such, the accompanying statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The accompanying statements include all adjustments that are of a normal, recurring nature and necessary for the fair presentation of our results for the interim periods presented, which are not necessarily indicative of results to be expected for the full year. All intercompany accounts and transactions have been eliminated in consolidation. There are no other components of comprehensive income not already reflected in net and comprehensive income on our Condensed Consolidated Statements of Comprehensive Income.
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
As of June 30, 2023 and December 31, 2022, the Company remeasured the fair value of contingent consideration related to the 2020 acquisition of H&H Constructors of Fayetteville, LLC and adjusted the liability to $10.2 million and $11.6 million, respectively, based on actual results achieved, revised pre-tax income forecasts and revised discount rates as of the balance sheet date and from accretion of the liability. The Company recorded contingent consideration adjustments resulting in $1.7 million of expense and $0.7 million of expense for the three months ended June 30, 2023 and 2022, and $3.2 million of expense and $2.5 million of expense for the six months ended June 30, 2023 and 2022, respectively.

Table of Contents,
As of June 30, 2023 and December 31, 2022, the Company remeasured the fair value of contingent consideration related to the 2021 acquisition of McGuyer Homebuilders, Inc. (“MHI”) and adjusted the liability to $83.3 million and $102.1 million, respectively, based on actual results achieved, revised pre-tax income forecasts and revised discount rates as of the balance sheet date and from accretion of the liability. The Company recorded contingent consideration adjustments resulting in $16.6 million of expense and $1.9 million of expense for the three months ended June 30, 2023 and 2022, and $20.0 million of expense and $3.9 million of expense for the six months ended June 30, 2023 and 2022, respectively. The increase in contingent consideration expense is primarily due to fair value adjustments from actual results achieved being better-than-projected and the related increase in expected future earnout payments from the MHI acquisition.
See Note 8, Fair Value Disclosures for the fair value measurement of contingent consideration.
Share Buyback Program
In June 2023, the Company’s Board of Directors (the “Board”) approved a share buyback program under which the Company can repurchase up to $25 million of its Class A common stock through June 30, 2026 in open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The actual timing, number and value of shares repurchased under the share buyback program will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading plans, price, general business and market conditions, and alternative investment opportunities. The share buyback program does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time. The Company has not repurchased any stock under the share buyback program.
Reclassifications
Certain reclassifications have been made in the condensed consolidated financial statements for 2022 to conform to the classifications used in 2023.
2.    Construction Lines of Credit

On June 2, 2022, the Company entered into an agreement to amend and restate its previous credit agreement (the “Existing Credit Agreement” or the “Credit Agreement”). The Existing Credit Agreement (i) provides for aggregate commitments under the facility up to $1.1 billion, inclusive of an additional commitment of $50.0 million under the terms of the accordion feature; (ii) allows the facility to expand to a borrowing base of up to $1.6 billion through its accordion feature; (iii) has a maturity date of June 2, 2025; and (iv) references a Secured Overnight Financing Rate (“SOFR”) based rate, as described below. Certain of our subsidiaries guaranteed the Company’s obligations under the Existing Credit Agreement.

Under the Existing Credit Agreement, loans bear interest at the Company’s option of (1) a “Base Rate”, which means, for any day, a fluctuating rate per annum equal to credit spreads of 1.5% to 2.6%, which are determined based on the Company’s net debt-to-capitalization ratio, plus the highest of (a) the Federal Funds Rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” (c) Term SOFR plus 1.0% and (d) 1.0%, or (2) a “Term SOFR/Letter of Credit Rate”, which means for any day a fluctuating rate per annum equal to credit spreads of 2.5% to 3.6%, which are determined based on the Company’s debt-to-capitalization ratio, plus the adjusted term SOFR rate (based on one, three or six-month interest periods).

As of June 30, 2023 and December 31, 2022, the outstanding balance under the Existing Credit Agreement was $875.0 million and $965.0 million, respectively. Under the Existing Credit Agreement, the funds available are unsecured and availability under the borrowing base is calculated based on specified percentages of finished lots, construction in process, and finished homes inventory on the Condensed Consolidated Balance Sheets.

The Company had capitalized debt issuance costs related to the line of credit and notes payable, net of amortization, of $4.8 million and $7.3 million as of June 30, 2023 and December 31, 2022, respectively, which were included in other assets on the Condensed Consolidated Balance Sheets. The Company amortized $1.2 million and $1.1 million of debt issuance costs for the three months ended June 30, 2023 and 2022, and $2.3 million and $1.9 million of debt issuance costs for the six months ended June 30, 2023 and 2022, respectively. Debt issuance costs are expensed in cost of sales as the homes close.

The Existing Credit Agreement contains restrictive covenants and financial covenants. The Company was in compliance with all debt covenants as of June 30, 2023 and December 31, 2022. The Company expects to remain in compliance with all debt covenants over the next twelve months.

Refer to Note 11, Subsequent Events, for changes to the Existing Credit Agreement.

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
Interest is capitalized and included within each inventory category above. Capitalized interest activity is summarized in the table below for the three and six months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Capitalized interest at the beginning of the period	$108,900	$49,392	$94,603	$33,266
Interest incurred	41,293	25,447	78,009	50,433
Interest expensed	(1)	(13)	(1)	(26)
Interest charged to homebuilding cost of sales	(32,798)	(12,790)	(55,217)	(21,637)
Capitalized interest at the end of the period	$117,394	$62,036	$117,394	$62,036
The Company reviews the performance and outlook of its inventories for indicators of potential impairment on a quarterly basis at the community level. In addition to considering market and economic conditions, the Company assesses current sales absorption levels and recent profitability. The Company looks for instances where sales prices for a home in backlog or potential sales prices for a future sold home would be at a level at which the carrying value of the home may not be recoverable. There were no inventory impairment charges and $0.6 million in inventory impairment charges recorded for the three and six months ended June 30, 2023, respectively, and no inventory impairment charges recorded for the three and six months ended June 30, 2022. The Company reviews lot deposits for impairment on a quarterly basis and will record an impairment charge if it believes it will forfeit its deposit on an individual or portfolio of lots. There were $0.7 million and $1.6 million in lot deposit impairment charges recorded for the three and six months ended June 30, 2023, respectively, and no lot deposit impairment charges recorded for the three and six months ended June 30, 2022.
4.    Commitments and Contingencies
Silver Meadows Townhome Owners Association, Inc. Lawsuit
On October 9, 2019, Silver Meadows Townhome Owners Association, Inc. filed a lawsuit in Boulder County Colorado District Court against DFH Mandarin, LLC (“Mandarin”) and Dream Finders Homes, LLC (collectively with Mandarin, “DFH”), both wholly owned subsidiaries of the Company, as well as other named defendants. The lawsuit alleges certain construction and development defects. Mandarin successfully compelled arbitration. On March 2, 2022 during arbitration proceedings, the parties settled the matter for $12.0 million subject to the execution of a mutually acceptable settlement agreement, including a denial of any admission of liability on behalf of DFH. DFH’s insurance carrier agreed to pay the policy limit of $4.0 million toward the settlement. In April 2022, the parties executed a mutually acceptable settlement agreement and DFH paid the settlement amount, net of the insurance proceeds received. In April 2022, DFH also commenced arbitration to seek contribution toward DFH’s portion of the settlement amount from responsible subcontractors and vendors who performed work on the project. Subsequent to the settlement with the Silver Meadows Townhome Owners Association, Inc., DFH settled with one subcontractor for contribution toward DFH's amounts paid toward the settlement and continued its proceedings to collect additional contributions from responsible subcontractors and vendors, which is still in progress as of the date of this filing. No such additional contributions from the vendors have been collected for the three and six months ended June 30, 2023 and 2022. However, the arbitrator entered a scheduling order on May 1, 2023, which set the final arbitration hearing for October 4, 2024, with the next status conference set for August 8, 2023.

Table of Contents,
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
Pursuant to ASC 810 and subtopics related to the consolidation of VIEs, management analyzes the Company’s investments first under the variable interest model to determine if they are VIEs and, if so, whether the Company is the primary beneficiary. Management determines whether the Company is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion if changes to the Company’s involvement arise. To make this determination, management considers factors such as whether the Company could direct finance, determine or limit the scope of the entity, sell or transfer property, direct development or direct other operating decisions. The primary beneficiary is defined as the entity having both of the following characteristics: 1) the power to direct the activities that most significantly impact the VIE’s economic performance, and 2) the obligation to absorb losses and rights to receive the returns from the VIE that would be potentially significant to the VIE. Management consolidates the entity if the Company is the primary beneficiary or if a standalone primary beneficiary does not exist and the Company and its related parties collectively meet the definition of a primary beneficiary. If the investment does not qualify as a VIE under the variable interest model, management then evaluates the entity under the voting interest model to assess if consolidation is appropriate.
Consolidated VIEs
For VIEs that the Company does consolidate, management has the power to direct the activities that most significantly impact the VIEs’ economic performance. The Company typically serves as the party with homebuilding expertise in the VIE. The Company does not guarantee the debts of the VIEs, and creditors of the VIEs have no recourse against the Company.
The table below displays the carrying amounts of the assets and liabilities related to the consolidated VIEs (in thousands):

	As of June 30,	As of December 31,
Consolidated	2023	2022
Assets	$13,177	$13,344
Liabilities	$2,590	$4,787
Unconsolidated VIEs
For VIEs that the Company does not consolidate, the Company does not hold the power to direct the activities that most significantly impact the VIEs’ economic performance. The Company’s maximum exposure to loss is limited to its investment in the entities because the Company is not obligated to provide them any additional capital and does not guarantee any of the unconsolidated VIEs’ debt.

Table of Contents,
The table below shows the Company’s investments in the unconsolidated VIEs (in thousands):

	As of June 30,	As of December 31,
Unconsolidated	2023	2022
Jet Home Loans	$8,081	$7,102
Other unconsolidated VIEs	5,867	6,906
Total investment in unconsolidated VIEs	$13,948	$14,008
Lot Option Contracts
The Company generally does not engage in the land development business. Instead, the Company employs an asset-light land financing strategy, providing us optionality to purchase lots on a ‘‘just-in-time’’ basis for construction and affording us flexibility to acquire lots at a rate that matches the expected sales pace in a given community. The Company primarily employs two variations of our asset-light land financing strategy—finished lot option contracts and land bank option contracts—pursuant to which the Company secures the right to purchase finished lots at predetermined market prices from various land sellers and land bank partners, by paying deposits based on the aggregate purchase price of the finished lots. These option contracts generally allow us, at our option, to forfeit our right to purchase the lots controlled for any reason, and our sole legal obligation and economic loss as a result of such forfeitures is limited to the amount of the deposits paid pursuant to such option contracts and, in the case of land bank option contracts, our loss is limited to the related lot option fees paid to the land bank partner, any potential performance obligations, management of the land development to completion and any cost overruns relative to the project.

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
Dream Finders possesses no more than limited protective legal rights through the lot option contracts in the specific finished lots that are purchased, and possesses no participative rights in the land bank entities. Accordingly, the Company does not have the power to direct the activities of a land bank entity that most significantly impact its economic performance. For the aforementioned reasons, the Company concluded that it is not the primary beneficiary of the land bank entities with which it enters into lot option contracts, and therefore the Company does not consolidate any of these VIEs. The Company’s risk of loss related to finished lot option and land bank option deposits and related fees and interest was $316.7 million and $461.6 million as of June 30, 2023 and December 31, 2022, respectively.
6.    Income Taxes
The Company’s effective tax rate for the six months ended June 30, 2023 and 2022 is estimated to be 25.3% and 26.3%, respectively. The effective tax rate decrease of 1.0% is primarily attributable to including an estimate of the 45L tax credit during the six months ended June 30, 2023, but not during the six months ended June 30, 2022 due to the timing of the enactment of the legislation.

Table of Contents,
7.    Segment Reporting
The Company primarily operates in the homebuilding business and is organized and reported by division. There are six reportable segments: (i) Jacksonville, (ii) Colorado, (iii) Orlando, (iv) The Carolinas, (v) Texas and (vi) Jet LLC, the Company’s mortgage operations. The MHI operations comprise the Texas segment, which excludes legacy Austin, Texas operations. The remaining operating segments are combined into the “Other” category, along with the corporate component, which is not considered an operating segment. During the second quarter of 2023, the CODM’s most relevant measure of profit and loss for segment reporting changed from net and comprehensive income to income before taxes. The comparative disclosures below reflect this change in segment reporting for the three and six months ended June 30, 2022.
The following tables summarize revenues and income before taxes by segment for the three and six months ended June 30, 2023 and 2022, as well as total assets and goodwill by segment as of June 30, 2023 and December 31, 2022 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenues:	2023	2022	2023	2022
Jacksonville	$164,161	$180,853	$307,102	$315,684
Colorado	46,936	39,431	92,840	77,584
Orlando	144,027	60,468	260,089	107,311
The Carolinas	121,004	118,180	225,977	201,763
Texas	362,110	305,068	640,037	580,492
Jet Home Loans	8,647	6,695	17,062	13,653
Other (1)	107,101	89,134	188,714	174,366
Total segment revenues	953,986	799,829	1,731,821	1,470,853
Reconciling items from equity method investments	(8,647)	(6,695)	(17,062)	(13,653)
Consolidated revenues	$945,339	$793,134	$1,714,759	$1,457,200

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Income before taxes	2023	2022	2023	2022
Jacksonville	$23,873	$36,615	$39,018	$60,218
Colorado	3,331	6,483	6,699	12,595
Orlando	19,236	5,359	32,300	9,298
The Carolinas	6,677	8,695	10,879	11,642
Texas	39,815	31,364	67,472	54,919
Jet Home Loans	4,310	2,908	8,962	6,003
Other (1)	765	(269)	4,395	1,321
Total segment income before taxes	98,007	91,155	169,725	155,996
Reconciling items from equity method investments	(2,159)	(1,457)	(4,490)	(3,086)
Consolidated income before taxes	$95,848	$89,698	$165,235	$152,910

Table of Contents,

	Assets:		Goodwill:
	As of June 30,	As of December 31,	As of June 30,	As of December 31,
	2023	2022	2023	2022
Jacksonville	$280,527	$300,491	$—	$—
Colorado	210,497	187,813	—	—
Orlando	303,250	276,720	1,795	1,795
The Carolinas	259,669	311,469	16,853	16,853
Texas	660,045	793,219	141,071	141,071
Jet Home Loans	73,864	96,108	—	—
Other (1)	565,931	494,150	12,488	12,488
Total segments	2,353,783	2,459,970	172,207	172,207
Reconciling items from equity method investments	(65,556)	(88,833)	—	—
Consolidated	$2,288,227	$2,371,137	$172,207	$172,207
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
The following table presents a summary of the change in fair value measurement of contingent consideration, which is based on Level 3 inputs and is the only asset or liability measured at fair value on a recurring basis (in thousands):

Beginning balance, December 31, 2022	$115,128
Fair value adjustments related to prior year acquisitions	23,582
Contingent consideration payments	(45,210)
Ending balance, June 30, 2023	$93,500
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
Consolidated VIEs
The Company has arrangements to acquire land, develop finished lots and build homes. Certain stockholders, directors and members of management of the Company, have invested in these VIEs and some are limited partners in these VIEs. DFH Investors LLC is the managing member of certain of these VIEs. The VIEs are consolidated for accounting purposes (see Note 5, Variable Interest Entities).

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
Certain directors, executive officers and members of management have made investment commitments as limited partners in Fund II in an aggregate amount of $133.9 million or 41.6% of the total committed capital of Fund II as of June 30, 2023, inclusive of a $100.0 million commitment from Rockpoint Group, LLC discussed below.
Land Bank Transactions with DF Capital
DF Capital raised additional commitments from limited partners through deals other than Fund I and Fund II, which provided land bank financing for specific projects. One of the Company’s officers invested $0.2 million in one of these funds managed by DF Capital as a limited partner in 2019. The Company continues to purchase lots controlled by these funds.

As of June 30, 2023 and December 31, 2022, the Company had $58.1 million and $58.6 million, respectively, in outstanding lot deposits primarily related to Fund II and other land bank transaction deals in relation to DF Capital projects, controlling approximately 4,800 lots.
Transactions with Rockpoint Group, LLC and affiliates

From time to time, the Company enters into land bank option contracts with Rockpoint Group, LLC (“Rockpoint”) or its affiliates in connection with the Company’s acquisition and development of land. Rockpoint or its affiliate provides the funding for the land acquisition and the Company secures the right to purchase finished lots at market prices by paying deposits based on the aggregate purchase price of the finished lots and any related fees, similar to land bank option contracts with third-party land bankers. William H. Walton III is the founding principal and chief executive officer of Rockpoint. Mr. Walton served as a member of the Board through May 21, 2023. During the six months ended June 30, 2023, no transactions were entered into between Rockpoint and the Company.
Jet Home Loans
Jet LLC performs mortgage origination activities for the Company, including underwriting and originating home mortgages for Company customers and non-Company customers. The Company owns 49.9% of Jet LLC, but is not the primary beneficiary. Jet LLC is accounted for under the equity method and is a related party of the Company (Note 7, Segment Reporting).

Table of Contents,
10.    Earnings per Share
The following weighted-average shares and share equivalents were used to calculate basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2023 and 2022 (in thousands, except share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$68,764	$62,624	$117,853	$106,340
Less: Preferred dividends	3,595	3,616	7,184	7,195
Net and comprehensive income available to common stockholders(1)	$65,169	$59,008	$110,669	$99,145
Denominator
Weighted-average number of common shares outstanding - basic	93,108,277	92,758,939	93,025,626	92,758,939
Add: Common stock equivalent shares(2)	12,331,242	11,807,304	14,679,233	10,772,621
Weighted-average number of shares outstanding - diluted	105,439,519	104,566,243	107,704,859	103,531,560
(1)For the diluted earnings per share calculation, $3.4 million and $6.8 million in preferred dividends associated with convertible preferred stock that are assumed to be converted have been added back to the numerator, for both the three months ended June 30, 2023 and 2022, and for both the six months ended June 30, 2023 and 2022, respectively. The remaining amount of preferred dividends that are not added back to the numerator are associated with paid-in-kind dividends for preferred mezzanine equity which is not convertible into the Company’s common stock. Since the conversion price of the Company’s convertible preferred stock is based on an average of the closing price of Class A common stock for the 90 trading days immediately preceding the end of the current period, changes in the price of the Class A common stock may significantly affect the number of additional assumed common shares outstanding under the if-converted method for diluted earnings per share, even when the number of convertible preferred stock shares outstanding is unchanged.
(2)Stock-based compensation awards are excluded from the calculation of diluted EPS in the event they are antidilutive. There were no common stock equivalent shares and 0.9 million of common stock equivalent shares excluded from the diluted earnings per share calculation during the three months ended June 30, 2023 and 2022, respectively, and 1.2 million and 0.7 million of common stock equivalent shares excluded from the diluted earnings per share calculation during the six months ended June 30, 2023 and 2022, respectively, related to unvested restricted stock that were antidilutive.

Table of Contents,
11.    Subsequent Events
On July 19, 2023, the Company entered into amendments to its Existing Credit Agreement (as amended, the “Amended Credit Agreement”). The amendments, among other things, (i) provide for an increase in the aggregate commitments under the revolving credit facility from $1.1 billion to $1.2 billion, subject to a borrowing base; (ii) extend the maturity date from June 2, 2025 to July 17, 2026 for certain new and existing lenders comprising $1.1 billion of the $1.2 billion of aggregate commitments under the Amended Credit Agreement; (iii) authorize the non-extending lenders to extend their maturity dates to July 17, 2026, with the consent of the Company; and (iv) provide the Company with the ability to incur certain additional unsecured debt. The amendments also increase the Company’s minimum tangible net worth covenant by increasing the base component of such covenant from $385 million to $607 million. The Amended Credit Agreement retains an accordion feature that allows the aggregate commitments to increase up to $1.6 billion, subject to a borrowing base.
Under the Amended Credit Agreement, loans bear interest, at the Company’s option, at (1) a “Base Rate”, which means for any day a fluctuating rate per annum equal to credit spreads of 1.5% to 2.3%, which are determined based on the Company’s net debt to capitalization ratio, plus the highest of (a) the Federal Funds Rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” (c) Term SOFR plus 1.0% and (d) 1.0%, or (2) a “Term SOFR Rate” or “Daily SOFR Rate”, which means for any day a fluctuating rate per annum equal to credit spreads of 2.5% to 3.3%, which are determined based on the Company’s net debt to capitalization ratio, plus either the Daily SOFR Rate (including a SOFR adjustment of 10 basis points) or the Term SOFR Rate, which is based on one, three or six-month interest periods (including a SOFR adjustment of 10 basis points for a one-month interest period, 15 basis points for a three-month interest period and 25 basis points for a six-month interest period), as applicable. The Company may not request a borrowing of, or conversion to, a Base Rate Loan unless Daily Simple SOFR Loans and Term SOFR Rate Loans are unavailable under the Amended Credit Agreement.

Table of Contents,
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated or the context requires, “DFH,” “Dream Finders,” the “Company,” “we,” “our” and “us” refer collectively to Dream Finders Homes, Inc. and its subsidiaries.
Business Overview and Outlook
We design, build and sell homes in high-growth markets, including Charlotte, Raleigh, Jacksonville, Orlando, Denver, the Washington D.C. metropolitan area, Austin, Dallas, and Houston. We sell homes under the Dream Finders Homes, DF Luxury, Craft Homes and Coventry Homes brands. We employ an asset-light lot acquisition strategy with a focus on the design, construction and sale of single-family entry-level, first-time move-up and second-time move-up homes. To fully serve our homebuyer customers and capture ancillary business opportunities, we also offer title insurance through DF Title, LLC, doing business as Golden Dog Title & Trust (“DF Title”) and mortgage banking solutions primarily through our mortgage banking joint venture, Jet Home Loans, LLC (“Jet LLC”).
The economic uncertainty impacting the housing market persisted into the first half of 2023, to which we have anticipated and reacted. Our asset-light business model and conservative balance sheet management have allowed us to effectively navigate market volatility. Housing demand was negatively impacted by rising mortgage rates and inflationary pressures, which continue to strain affordability. However, demand is improving as homebuyers are adjusting to the higher rate environment and inventory levels remain constrained in our markets. Additionally, we have implemented sales incentives primarily focused on reducing homebuyer closing costs through mortgage buydown programs and continue to monitor net new orders and traffic at the community level. We also continue to review our lot option contracts and strategically renegotiate to match the current sales pace, as needed. These strategies have contributed to our better-than-expected revenues, net new orders and home closings in the first half of 2023.
-Key Results
Key financial results as of and for the three months ended June 30, 2023, as compared to as of and for the three months ended June 30, 2022 (unless otherwise noted), were as follows:
•Revenues increased 19% to $945 million from $793 million.
•Net new orders increased 16% to 1,655 from 1,426.
•Home closings increased 12% to 1,846 from 1,649.
•Backlog of sold homes decreased 26% to 5,288 from 7,190.
•Average sales price of homes closed increased 9% to $504,683 from $463,447.
•Gross margin as a percentage of homebuilding revenues decreased 60 basis points to 19.1% from 19.7%.
•Adjusted gross margin (non-GAAP) as a percentage of homebuilding revenues increased 140 basis points to 27.1% from 25.7%.
•Net and comprehensive income increased 8% to $72 million from $66 million.
•Net and comprehensive income attributable to DFH increased to $69 million from $63 million.
•EBITDA (non-GAAP) as a percentage of total revenues increased 30 basis points to 13.5% from 13.2%.
•Active community count increased to 220 from 203.
•Return on participating equity (“ROE”) was 42.2% for the trailing twelve months ended June 30, 2023, compared to 44.0% for the trailing twelve months ended June 30, 2022.
•Basic earnings per share was $0.70 and diluted earnings per share was $0.65, compared to $0.64 and $0.60, respectively.
•Total liquidity, comprised of cash and cash equivalents, and availability under the revolving credit facility, of $511 million as of June 30, 2023, compared to $487 million as of December 31, 2022.

Table of Contents,
Key financial results for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 (unless otherwise noted), were as follows:
•Revenues increased 18% to $1,715 million from $1,457 million.
•Net new orders decreased 19% to 3,103 from 3,828.
•Homes closed increased 11% to 3,363 from 3,020.
•Average sales price of homes closed increased 8% to $498,309 from $463,318.
•Gross margin as a percentage of homebuilding revenues decreased 110 basis points to 18.1% from 19.2%.
•Adjusted gross margin (non-GAAP) as a percentage of homebuilding revenues increased to 25.8% from 25.1%.
•Net and comprehensive income increased 9% to $123 million from $113 million.
•Net and comprehensive income attributable to Dream Finders Homes, Inc. increased 11% to $118 million from $106 million.
•EBITDA (non-GAAP) as a percentage of total revenues increased 50 basis points to 12.8% from 12.3%.
•Basic earnings per share was $1.19 and diluted earnings per share was $1.09 compared to $1.07 and $1.02, respectively.
For reconciliations of the non-GAAP financial measures, including adjusted gross margin and EBITDA, to the most directly comparable GAAP financial measures, see “—Non-GAAP Financial Measures.”

Table of Contents,
Results of Operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The following table sets forth our results of operations for the periods indicated:

	For the Three Months Ended June 30, (unaudited)
	2023	2022	Amount Change	% Change
Revenues:
Homebuilding	$942,880	$791,230	$151,650	19%
Other	2,459	1,904	555	29%
Total revenues	945,339	793,134	152,205	19%
Homebuilding cost of sales	762,855	635,422	127,433	20%
Selling, general and administrative expense	73,709	66,015	7,694	12%
Income from unconsolidated entities	(4,704)	(3,334)	(1,370)	41%
Contingent consideration revaluation	18,266	5,042	13,224	262%
Other (income) expense, net	(635)	291	(926)	(318%)
Income before taxes	95,848	89,698	6,150	7%
Income tax expense	(24,206)	(23,327)	(879)	4%
Net and comprehensive income	71,642	66,371	5,271	8%
Net and comprehensive income attributable to noncontrolling interests	(2,878)	(3,747)	869	(23%)
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$68,764	$62,624	$6,140	10%

Earnings per share(1)
Basic	$0.70	$0.64	$0.06	9%
Diluted	$0.65	$0.60	$0.05	8%
Weighted-average number of shares
Basic	93,108,277	92,758,939	349,338	0%
Diluted	105,439,519	104,566,243	873,276	1%

Condensed Consolidated Balance Sheets Data (at period end):
Cash and cash equivalents	292,510	84,097	208,413	248%
Total assets	2,288,227	2,112,786	175,441	8%
Construction lines of credit	875,672	875,000	672	0%
Preferred mezzanine equity	156,479	155,621	858	1%
Noncontrolling interests	14,501	12,056	2,445	20%
Total mezzanine and stockholders’ equity	919,479	647,155	272,324	42%

Other Financial and Operating Data
Active communities at end of period(2)	220	203	17	8%
Home closings	1,846	1,649	197	12%
Average sales price of homes closed(3)	$504,683	$463,447	$41,236	9%
Net new orders	1,655	1,426	229	16%
Cancellation rate	15.6%	21.0%	(5.4%)	(26%)
Backlog (at period end) - homes	5,288	7,190	(1,902)	(26%)
Backlog (at period end, in thousands) - value	$2,486,375	$3,334,945	$(848,570)	(25%)
Gross margin (in thousands)(4)	$180,025	$155,808	$24,217	16%
Gross margin %(5)	19.1%	19.7%	(0.6%)	(3%)
Net profit margin %	7.3%	7.9%	(0.6%)	(8%)
Adjusted gross margin (in thousands)(6)	$255,912	$203,731	$52,181	26%
Adjusted gross margin %(5)	27.1%	25.7%	1.4%	5%
EBITDA (in thousands)(6)	$127,819	$104,973	$22,846	22%
EBITDA margin %(7)	13.5%	13.2%	0.3%	2%
Adjusted EBITDA (in thousands)(6)	$131,863	$106,765	$25,098	24%
Adjusted EBITDA margin %(7)	13.9%	13.5%	0.4%	3%

Table of Contents,
(1)Refer to Note 10, Earnings per Share to the condensed consolidated financial statements for disclosure related to the calculation of earnings per share (“EPS”). Diluted shares were calculated by using the treasury stock method for stock grants and the if-converted method for the convertible preferred stock and the associated preferred dividends.
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

Revenues. Revenues for the three months ended June 30, 2023 were $945 million, an increase of $152 million, or 19%, from $793 million for the three months ended June 30, 2022. The increase in revenues was primarily attributable to 1,846 home closings for the three months ended June 30, 2023, an increase of 197 homes, or 12%, from the 1,649 home closings for the three months ended June 30, 2022. The average sales price of homes closed for the three months ended June 30, 2023 was $504,683, an increase of $41,236, or 9%, over an average sales price of homes closed of $463,447 for the three months ended June 30, 2022. The increase was primarily due to product mix, as a higher number of closings in the second quarter of 2023 occurred in our Texas and Orlando segments that have higher price-points, and a lower number of closings occurred in our Jacksonville and Carolinas segments, when compared to the second quarter of 2022.
Homebuilding Cost of Sales and Gross Margin. Homebuilding cost of sales for the three months ended June 30, 2023 was $763 million, an increase of $128 million, or 20%, from $635 million for the three months ended June 30, 2022. The increase in homebuilding cost of sales was primarily due to the increase in home closings for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. Homebuilding gross margin for the three months ended June 30, 2023 was $180 million, an increase of $24 million, or 16%, from $156 million for the three months ended June 30, 2022. Homebuilding gross margin as a percentage of homebuilding revenues was 19.1% for the three months ended June 30, 2023, a decrease of 60 basis points, or 3%, from 19.7% for the three months ended June 30, 2022. The decrease in gross margin percentage was primarily due to increases in cost of funds as well as closing costs, as we continue to assist entry-level and first-time homebuyers to close homes through our mortgage buydown programs. The decrease was partially offset by cost management and cycle time improvement across our segments.
Adjusted Gross Margin. Adjusted gross margin for the three months ended June 30, 2023 was $256 million, an increase of $52 million, or 26%, from $204 million for the three months ended June 30, 2022. Adjusted gross margin as a percentage of homebuilding revenues for the three months ended June 30, 2023 was 27.1%, an increase of 140 basis points, or 5%, from 25.7% for the three months ended June 30, 2022. The adjusted gross margin percentage increased due to proactive cost management efforts and cycle time improvements across our segments, partially offset by increased closing costs. Adjusted gross margin is a non-GAAP financial measure. For the definition of adjusted gross margin and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”
Selling, General and Administrative Expense. Selling, general and administrative expense ( “SG&A”) for the three months ended June 30, 2023 was $74 million, an increase of $8 million, or 12%, from $66 million for the three months ended June 30, 2022. SG&A as a percentage of homebuilding revenues was 8% in the second quarter 2023, remaining consistent compared to the second quarter 2022. In the second quarter of 2023, SG&A included a $1 million charge related to write-offs of earnest deposits and due diligence costs for lot option contracts that were terminated.
Income from Unconsolidated Entities. Income from unconsolidated entities for the three months ended June 30, 2023 was $5 million, an increase of $2 million, or 41%, compared to $3 million for the three months ended June 30, 2022. The increase in income from unconsolidated entities is primarily attributable to income from Jet Home Loans, and to a lesser extent, distributions of profits from DF Capital funds.
Contingent Consideration Revaluation. Contingent consideration revaluation expense for the three months ended June 30, 2023 was $18 million, an increase of $13 million or 262%, as compared to $5 million for the three months ended June 30, 2022.

Table of Contents,
The increase in contingent consideration expense is primarily due to actual results achieved being better-than-projected and the related fair value adjustments of revised expected future earnout payments from the MHI acquisition. Revised projections for the remainder of 2023 and beyond in the Texas segment were a result of the improved sales activity and management’s ability to release starts timely for the 2023 fiscal year.
Other (Income) Expense, Net. Other income for the three months ended June 30, 2023 was $1 million, an increase of $1 million, or 318%, when compared to $0 million of other expense for the three months ended June 30, 2022. The shift from expense to income was primarily due to earnings from consolidated joint ventures and increased interest income.
Net and Comprehensive Income. Net and comprehensive income for the three months ended June 30, 2023 was $72 million, an increase of $6 million, or 8%, from $66 million for the three months ended June 30, 2022. The change in net and comprehensive income was primarily attributable to an increase in gross margin on home closings of $24 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. However, as discussed above, better-than-projected results, particularly for the Texas segment, resulted in an increase of contingent consideration expense related to the MHI acquisition, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, which partially offset the increased gross margin from home closings. The changes in net and comprehensive income attributable to Dream Finders Homes, Inc. are consistent with the changes in net and comprehensive income as there was no significant change in noncontrolling interests for the period.

Table of Contents,
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The following table sets forth our results of operations for the periods indicated:

	For the Six Months Ended June 30, (unaudited)
	2023	2022	Amount Change	% Change
Revenues:
Homebuilding	$1,710,356	$1,453,703	$256,653	18%
Other	4,403	3,497	906	26%
Total revenues	1,714,759	1,457,200	257,559	18%
Homebuilding cost of sales	1,400,199	1,174,290	225,909	19%
Selling, general and administrative expense	134,470	127,725	6,745	5%
Income from unconsolidated entities	(7,662)	(6,294)	(1,368)	22%
Contingent consideration revaluation	23,582	9,234	14,348	155%
Other (income) expense, net	(1,065)	(665)	(400)	60%
Income before taxes	165,235	152,910	12,325	8%
Income tax expense	(41,842)	(40,205)	(1,637)	4%
Net and comprehensive income	123,393	112,705	10,688	9%
Net and comprehensive income attributable to noncontrolling interests	(5,540)	(6,365)	825	(13)%
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$117,853	$106,340	$11,513	11%

Earnings per share(1)
Basic	$1.19	$1.07	$0.12	11%
Diluted	$1.09	$1.02	$0.07	7%
Weighted-average number of shares
Basic	93,025,626	92,758,939	266,687	0%
Diluted	107,704,859	103,531,560	4,173,299	4%

Other Financial and Operating Data
Home closings	3,363	3,020	343	11%
Average sales price of homes closed(3)	$498,309	$463,318	$34,991	8%
Net new orders	3,103	3,828	(725)	(19%)
Cancellation rate	18.1%	16.4%	1.7%	10%
Gross margin (in thousands)(4)	$310,157	$279,413	$30,744	11%
Gross margin %(5)	18.1%	19.2%	(1.1%)	(6%)
Net profit margin %	6.9%	7.3%	(0.4%)	(5%)
Adjusted gross margin (in thousands)(6)	$442,105	$365,287	$76,818	21%
Adjusted gross margin %(5)	25.8%	25.1%	0.7%	3%
EBITDA (in thousands)(6)	$219,498	$179,159	$40,339	23%
EBITDA margin %(7)	12.8%	12.3%	0.5%	4%
Adjusted EBITDA (in thousands)(6)	$225,972	$182,403	$43,569	24%
Adjusted EBITDA margin %(7)	13.2%	12.5%	0.7%	6%
See notes (1) to (7) under results of operations for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Revenues. Revenues for the six months ended June 30, 2023 were $1,710 million, an increase of $256 million, or 18%, from $1,454 million for the six months ended June 30, 2022. The increase in revenues was primarily attributable to 3,363 home closings for the six months ended June 30, 2023, an increase of 343 homes, or 11%, from the 3,020 home closings for the six months ended June 30, 2022. The average sales price of homes closed for the six months ended June 30, 2023 was $498,309, an increase of $34,991, or 8%, over an average sales price of homes closed of $463,318 for the six months ended June 30, 2022. The increase was due to overall price appreciation, as well as product mix.
Homebuilding Cost of Sales and Gross Margin. Homebuilding cost of sales for the six months ended June 30, 2023 was $1,400 million, an increase of $226 million, or 19%, from $1,174 million for the six months ended June 30, 2022. The increase in homebuilding cost of sales was primarily due to the increase in home closings for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Table of Contents,
Homebuilding gross margin for the six months ended June 30, 2023 was $310 million, an increase of $31 million, or 11%, from $279 million for the six months ended June 30, 2022. Homebuilding gross margin as a percentage of homebuilding revenues was 18.1% for the six months ended June 30, 2023, a decrease of 110 basis points, or 6%, from 19.2% for the six months ended June 30, 2022. The decrease in gross margin percentage was primarily due to increased costs of funds, and closing costs as management implemented proactive measures to assist homebuyers to close the homes in backlog, partially offset by cost management and cycle time improvement.
Adjusted Gross Margin. Adjusted gross margin for the six months ended June 30, 2023 was $442 million, an increase of $77 million, or 21%, from $365 million for the six months ended June 30, 2022. Adjusted gross margin as a percentage of homebuilding revenues for the six months ended June 30, 2023 was 25.8%, an increase of 70 basis points, or 3%, when compared to 25.1% for the six months ended June 30, 2022. The adjusted gross margin percentage increased due to overall price appreciation combined with proactive cost management efforts, partially offset by increased closing costs. Adjusted gross margin is a non-GAAP financial measure. For the definition of adjusted gross margin and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”
Selling, General and Administrative Expense. Selling, general and administrative expense (“SG&A”) for the six months ended June 30, 2023 was $134 million, an increase of $6 million, or 5%, from $128 million for the six months ended June 30, 2022. SG&A as a percentage of homebuilding revenues was 8% for the six months ended June 30, 2023, a decrease of 100 bps compared to 9% for the six months ended June 30, 2022. The decrease in SG&A as a percentage of homebuilding revenues was primarily due to overall cost management efforts. For the six months ended June 30, 2023, SG&A included $2 million in charges related to write-offs of earnest deposits and due diligence costs for lot option contracts that were terminated.
Income from Unconsolidated Entities. Income from unconsolidated entities for the six months ended June 30, 2023 was $8 million, an increase compared to $6 million for the six months ended June 30, 2022. The increase in income from unconsolidated entities is primarily attributable to income from Jet Home Loans.
Contingent Consideration Revaluation. Contingent consideration revaluation expense for the six months ended June 30, 2023 was $24 million, an increase of $15 million or 155%, as compared to $9 million for the six months ended June 30, 2022. The increase in contingent consideration expense is primarily due to actual results achieved during the second quarter 2023 being better-than-projected and the related fair value adjustments of revised expected future earnout payments from the MHI acquisition. Revised projections for the remainder of 2023 and beyond in the Texas segment were a result of the improved sales activity and management’s ability to release starts timely for the 2023 fiscal year.
Other (Income) Expense, Net. Other income for the six months ended June 30, 2023 remained consistent when compared to the six months ended June 30, 2022.
Net and Comprehensive Income. Net and comprehensive income for the six months ended June 30, 2023 was $123 million, an increase of $10 million, or 9%, from $113 million for the six months ended June 30, 2022. The increase in net and comprehensive income was primarily attributable to an increase in gross margin on home closings of $31 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This increase was partially offset by an increase in contingent consideration expense from the MHI acquisition of $14 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to better-than-expected results and revised projections for the Texas segment. The changes in net and comprehensive income attributable to Dream Finders Homes, Inc. are consistent with the changes in net and comprehensive income as there was no significant change in noncontrolling interests for the period.
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

Table of Contents,
We primarily employ two variations of our asset-light land financing strategy—finished lot option contracts and land bank option contracts—pursuant to which we secure the right to purchase finished lots at predetermined fixed contractual pricing from various land developers, land sellers and land bank partners.
As of June 30, 2023, our lot deposits and investments in finished lot option and land bank option contracts were $248 million. As of June 30, 2023, we controlled 31,783 lots under lot option and land bank option contracts.
Owned and Controlled Lots
Our owned and controlled lot supply is a critical input to the future revenue of our business. The following table presents our owned finished lots purchased just-in-time for production and controlled lots by homebuilding segment as of June 30, 2023 and December 31, 2022:

	As of June 30,			As of December 31,
	2023			2022
Segment	Owned (2)	Controlled	Total	Owned	Controlled	Total	% Change
Jacksonville	1,259	7,286	8,545	1,083	8,893	9,976	-14%
Colorado	515	6,648	7,163	366	7,555	7,921	-10%
Orlando	927	3,813	4,740	976	4,878	5,854	-19%
The Carolinas	1,020	4,316	5,336	1,003	4,849	5,852	-9%
Texas	1,416	5,545	6,961	1,282	6,835	8,117	-14%
Other(1)	1,146	4,175	5,321	1,233	4,605	5,838	-9%
Grand Total	6,283	31,783	38,066	5,943	37,615	43,558	-13%
(1)Austin, DC Metro, Savannah, GA, Hilton Head and Bluffton, S.C., Active Adult and Custom Homes. Austin refers to legacy DFH operations exclusive of MHI. See Note 7, Segment Reporting to the condensed consolidated financial statements for further explanation of our reportable segments.
(2)As of June 30, 2023, the Company had 6,283 owned lots, of which 4,816 were included in construction in process (“CIP”) and finished homes within the condensed consolidated balance sheet. Of the 4,816 owned lots included in CIP and finished homes, 4,440 were under construction, 260 were completed spec homes and 116 were model homes. The remaining owned lots were purchased just-in-time to start construction through existing lot option contracts.
Owned Real Estate Inventory Status
The following table presents our owned real estate inventory status as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023	As of December 31, 2022
	% of Owned Real Estate Inventory	% of Owned Real Estate Inventory
Construction in process and finished homes (1)	86%	86%
Company owned land and lots (2)	14%	14%
Total	100%	100%
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

Table of Contents,
Our Active Communities
We define an active community as a community where we have recorded five net new orders or a model home is currently open to customers. A community is no longer active when we have less than five home sites to sell to customers. Active community count is an important metric to forecast future net new orders for our business. As of June 30, 2023, we had 220 active communities, an increase of 17 communities, or 8%, as compared to 203 active communities as of June 30, 2022.
Our active community count excludes communities under the Company's built-for-rent contracts, as all sales to investors occur at one point in time and these communities would have no home sites remaining to sell. As of June 30, 2023, the Company had 22 communities delivering closings under built-for-rent contracts.
Costs of Building Materials and Labor
Our cost of sales includes the acquisition and finance costs of home sites or lots, municipality fees, the costs associated with obtaining building permits, materials and labor to construct the home, interest costs for construction loans, internal and external realtor commissions and other miscellaneous closing costs. Home site costs range from 20-30% of the average cost of a home. Building materials range from 35-45% of the average cost to build the home, labor ranges from 25-30% of the average cost to build the home, and interest, commissions and closing costs range from 5-10% of the average cost to build the home.
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
Net new orders are sales of homes during the period less cancellations of existing sales contracts during the period. Our cancellation rate for a given period is calculated as the total number of new sales contracts cancelled during the period, divided by the total number of new gross sales contracts entered into during the period. Our cancellation rate for the three months ended June 30, 2023 was 15.6%, an improvement of 540 basis points compared to the 21.0% cancellation rate for the three months ended June 30, 2022. Our cancellation rate for the six months ended June 30, 2023 was 18.1%, an increase of 170 basis points compared to the 16.4% cancellation rate for the six months ended June 30, 2022. Despite the elevated mortgage rates, inflationary pressures and continued economic uncertainty, demand in the housing markets started to show signs of stabilization during the first and second quarters of 2023. Although our results have continued to improve compared to the latter half of 2022 in terms of net new orders and cancellation rates, the first and second quarter of 2022 exhibited an unprecedented level of sales due to the favorable economic conditions at that time. The sales in the first quarter of 2022 also included built-for-rent contracts that did not repeat in the first six months of 2023, as timing and effort for executing these bulk sales deals can vary. The cancellation rate for the second quarter 2023 remains within the Company’s pre-pandemic range of historical cancellation rates.

Table of Contents,
The following tables present information concerning our new home sales (net), starts and closings in each of our homebuilding segments for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,						Period Over Period Percent Change
	2023			2022
Segment	Sales	Starts	Closings	Sales	Starts	Closings	Sales	Starts	Closings
Jacksonville	229	407	394	285	529	377	-20%	-23%	5%
Colorado	122	175	78	55	119	69	122%	47%	13%
Orlando	195	224	261	159	329	100	23%	-32%	161%
The Carolinas	286	442	347	329	375	351	-13%	18%	-1%
Texas	655	560	566	318	525	527	106%	7%	7%
Other(1)	168	280	200	280	227	225	-40%	23%	-11%
Grand Total	1,655	2,088	1,846	1,426	2,104	1,649	16%	-1%	12%

	For the Six Months Ended June 30,						Period Over Period Percent Change
	2023			2022
Segment	Sales	Starts	Closings	Sales	Starts	Closings	Sales	Starts	Closings
Jacksonville	450	688	681	917	976	646	-51%	-30%	5%
Colorado	245	252	152	141	215	139	74%	17%	9%
Orlando	391	462	495	288	563	206	36%	-18%	140%
The Carolinas	536	660	667	482	663	603	11%	—%	11%
Texas	1,176	935	987	1,135	1,242	1,010	4%	-25%	-2%
Other(1)	305	446	381	865	464	416	-65%	-4%	-8%
Grand Total	3,103	3,443	3,363	3,828	4,123	3,020	-19%	-16%	11%
(1)Austin, DC Metro, Savannah, GA, Hilton Head and Bluffton, S.C., Active Adult and Custom Homes. Austin refers to legacy DFH operations exclusive of MHI. See Note 7, Segment Reporting to the condensed consolidated financial statements for further explanation of our reportable segments.
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

Table of Contents,
The following tables present information concerning our new orders, cancellation rate and ending backlog for the periods and as of dates set forth below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net New Orders	1,655	1,426	3,103	3,828
Cancellation Rate	15.6%	21.0%	18.1%	16.4%

	As of June 30,
	2023	2022
Ending Backlog - Homes(1)	5,288	7,190
Ending Backlog - Value (in thousands)	$2,486,375	$3,334,945
(1)Approximately 2,286 of the homes in our backlog are expected to be delivered in 2024 and beyond.
The following table shows the backlog units and ASP as of June 30, 2023 by segment:

	As of June 30, 2023 (unaudited)
Backlog:	Units	Average Sales Price
Jacksonville	1,509	$311,473
Colorado	132	610,668
Orlando	784	639,448
The Carolinas	618	326,814
Texas	1,260	664,696
Other (1)	985	400,953
Total	5,288	$470,192
(1)Austin, TX; Washington D.C.; Savannah, GA; Hilton Head and Bluffton, S.C.; Active Adult and Custom Homes. Austin refers to legacy DFH operations in Texas, exclusive of MHI.

Mortgage Banking Business
For the three and six months ended June 30, 2023, our mortgage banking joint venture, Jet LLC, originated and funded 735 and 1,356 home loans, respectively, with an aggregate principal amount of approximately $293 million and $542 million, respectively, as compared to the three and six months ended June 30, 2022 of 622 and 1,149 home loans, respectively, with an aggregate principal amount of approximately $228 million and $415 million, respectively. For the three and six months ended June 30, 2023, Jet LLC had net income of approximately $4 million and $9 million, respectively, as compared to net income for the three and six months ended June 30, 2022 of $3 million and $6 million, respectively. Our interest in Jet LLC is accounted for under the equity method and is not consolidated in our condensed consolidated financial statements, as we do not control and are not deemed the primary beneficiary of the variable interest entity (“VIE”). See Note 5, Variable Interest Entities to the condensed consolidated financial statements for a discussion of the accounting treatment of VIEs.
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

Table of Contents,
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
The following table presents a reconciliation of adjusted gross margin to the GAAP financial measure of gross margin for each of the periods indicated (unaudited and in thousands, except percentages):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Gross margin(1)	$180,025	$155,808	$310,157	$279,413
Interest expense in homebuilding cost of sales	32,798	12,790	55,217	21,637
Amortization in homebuilding cost of sales(2)	—	1,991	—	5,821
Commission expense	43,089	33,142	76,731	58,416
Adjusted gross margin	$255,912	$203,731	$442,105	$365,287
Gross margin %(3)	19.1%	19.7%	18.1%	19.2%
Adjusted gross margin %(3)	27.1%	25.7%	25.8%	25.1%
(1)Gross margin is homebuilding revenues less homebuilding cost of sales.
(2)Represents amortization of purchase accounting adjustments from the Company’s prior acquisitions.
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

Table of Contents,
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
The following table presents a reconciliation of EBITDA and adjusted EBITDA to the GAAP financial measure of net income for each of the periods indicated (unaudited and in thousands, except percentages):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$68,764	$62,624	$117,853	$106,340
Interest income	(627)	(32)	(727)	(73)
Interest expensed in cost of sales	32,798	12,790	55,217	21,637
Interest expense	1	13	1	26
Income tax expense	24,206	23,327	41,842	40,205
Depreciation and amortization(1)	2,677	6,251	5,312	11,024
EBITDA	$127,819	$104,973	$219,498	$179,159
Stock-based compensation expense	4,044	1,792	6,474	3,244
Adjusted EBITDA	$131,863	$106,765	$225,972	$182,403
EBITDA margin %(2)	13.5%	13.2%	12.8%	12.3%
Adjusted EBITDA margin %(2)	13.9%	13.5%	13.2%	12.5%
(1)Includes the impact of fair value inventory adjustments from prior acquisitions of $2 million and $6 million for the three and six months ended June 30, 2022, respectively, which is included in homebuilding cost of sales reported on the Condensed Consolidated Statements of Comprehensive Income. For the three and six months ended June 30, 2023, there was no such fair value adjustment of inventory.
(2)Calculated as a percentage of total revenues.
Liquidity and Capital Resources
Overview
We generate cash from the sale of our inventory and we intend to re-deploy the net cash generated from the sale of inventory to acquire and control land and further grow our operations year over year. We believe that our sources of liquidity are sufficient to satisfy our current commitments. We maintain our Credit Agreement with a syndicate of lenders providing for a senior unsecured revolving credit facility, which as of June 30, 2023 had an aggregate commitment of up to $1.1 billion, maturing on June 2, 2025 (“Existing Credit Agreement”). As of June 30, 2023, we had $293 million in cash and cash equivalents, excluding $33 million of restricted cash. Additionally, the Company had $218 million of availability under the Existing Credit Agreement for a total of $511 million in total liquidity. Certain of our subsidiaries guaranteed the Company’s obligations under the Existing Credit Agreement.
On July 19, 2023, the Company entered into amendments to its Existing Credit Agreement. Refer to Note 11, Subsequent Events to the condensed consolidated financial statements.
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

Table of Contents,
and are not recognized in our operating income until a home sale closes. As such, we incur significant cash outflows prior to the recognition of revenues.
In later stages of the life cycle of a community, cash inflows could significantly exceed our results of operations, as the cash outflows associated with land purchase and home construction and other expenses were previously incurred.
We actively enter into finished lot option contracts by placing deposits with land sellers averaging 10% of the aggregate purchase price of the finished lots. When entering into these contracts, we also agree to purchase finished lots at predetermined time frames and quantities that match our expected selling pace in the community. We also enter into land development arrangements with land sellers, land developers and land bankers. We typically provide a lot deposit averaging 10% of the total investment required to develop lots that we will have the option to acquire in the future. Those deposits are generally 100% applicable to the lot purchase price. In these transactions, we also incur lot option fees that have historically been 15% or less of the outstanding capital balance held by the land banker. The initial investment and lot option fees require our ability to allocate liquidity resources to projects that will not materialize into cash inflows or operating income in the near term. The above cash strategies allow us to maintain adequate lot supply in our existing markets and support ongoing growth and profitability. Although currently there is economic uncertainty that is impacting the homebuilding industry, we continue to operate in geographic regions with consistent increases in demand for new homes and constrained lot and inventory supply compared to population and job growth trends. We intend to continue to reinvest our earnings into our business and focus on expanding our operations. In addition, as the opportunity to purchase finished lots in desired locations becomes increasingly more limited and competitive, we are committed to allocating additional liquidity to land bank deposits on land development projects, as this strategy mitigates the risks associated with holding undeveloped land on our balance sheet, while allowing us to control adequate lot supply in our key markets to support forecasted growth. As of June 30, 2023, our lot deposits and investments related to finished lot option contracts and land bank option contracts were $248 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	For the Six Months Ended June 30,
	2023	2022
Net cash provided by/(used in) operating activities	$67,786	$(215,751)
Net cash used in investing activities	(2,951)	(1,474)
Net cash (used in)/provided by financing activities	(134,374)	65,296
Net cash provided by operating activities was $68 million for the six months ended June 30, 2023, compared to $216 million of net cash used in operating activities for the six months ended June 30, 2022. The change in net cash provided by operating activities was primarily driven by a decrease in lot deposits and increased home closings which resulted in lower increases in inventories, partially offset by a higher decrease in accrued expenses for the six months ended June 30, 2023.
Net cash used in investing activities was $3 million for the six months ended June 30, 2023, compared to $1 million of cash used in investing activities for the six months ended June 30, 2022. The change in net cash used in investing activities was primarily attributable to the purchase of property and equipment during the six months ended June 30, 2023
Net cash used in financing activities was $134 million for the six months ended June 30, 2023, compared to $65 million of cash provided by financing activities for the six months ended June 30, 2022. The change in net cash used in financing activities was primarily attributable to net payments on the revolving credit facility of $91 million in the six months ended June 30, 2023 compared to net proceeds of $113 million in the six months ended June 30, 2022.
Credit Facilities, Surety Bonds, Letters of Credit and Financial Guarantees
As of June 30, 2023, under our Existing Credit Agreement, we had a maximum availability of $1.1 billion, an outstanding balance of $875 million, and we could borrow an additional $218 million. As of December 31, 2022, we had total outstanding borrowings of $965 million under our credit agreement. As of June 30, 2023, we were in compliance with the covenants set forth in our Existing Credit Agreement.

Table of Contents,
We enter into surety bonds and letters of credit arrangements with local municipalities, government agencies and land developers. These arrangements relate to certain performance-related obligations and serve as security for certain land option agreements.
As of June 30, 2023, we had outstanding surety bonds and letters of credit totaling $79 million and $1 million, respectively. We believe we will fulfill our obligations under the related arrangements and do not anticipate any material losses under these surety bonds and letters of credit.
Series B Preferred Units
MOF II DF Home LLC and PhenixFin Investment Holdings LLC hold the Series B preferred units of DFH LLC. As such, they have certain rights and preferences with regard to DFH LLC that holders of our Class A common stock do not have. The series B preferred units are not convertible into the Company's common stock.

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
Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the six months ended June 30, 2023 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Recently Issued Accounting Standards
The Company does not expect the adoption of any recently issued accounting standards to have a material impact on the condensed consolidated financial statements.
Off-Balance Sheet Arrangements
Asset-Light Lot Acquisition Strategy
We operate an asset-light and capital-efficient lot acquisition strategy primarily through finished lot option contracts and land bank option contracts. See “—Land Acquisition and Development Process” and Note 5, Variable Interest Entities to the condensed consolidated financials statements for information on these option contracts.

Table of Contents,
Contractual Obligations
As of June 30, 2023, there have been no material changes to our contractual obligations appearing in the “Contractual Obligations, Commitments and Contingencies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
We caution you that these forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. These risks include, but are not limited to, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. Should one or more of such risks or uncertainties occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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

Table of Contents,
Inflation
Inflation in the United States materially increased during the year ended December 31, 2022, and remained elevated in the first quarter of 2023. Inflation has eased during the second quarter 2023. To combat these inflationary pressures, the Federal Reserve raised interest rates aggressively into the first quarter 2023. Interest rates have remained consistent during the second quarter 2023.
Our operations may be negatively impacted by inflation due to increasing construction, labor, materials as well as land acquisition and financing costs. Inflation can also result in rising mortgage interest rates, which can, in turn, substantially limit the ability of a typical homebuyer, relying on mortgage financing, to purchase a new home. Through the period ended June 30, 2023, although there were general increases in the cost of labor and materials, these additional costs were outpaced by price increases in home closings, and as such, did not have a material impact on our gross margins.
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
The Existing Credit Agreement provides for loans to bear interest, at the Company’s option, at (1) a “Base Rate”, which means for any day a fluctuating rate per annum equal to credit spreads of 1.50% to 2.60%, which are determined based on the Company’s debt to capitalization ratio, plus the highest of (a) the Federal Funds Rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” (c) Term SOFR plus 1.00% and (d) 1.00%, or (2) a “Term SOFR/Letter of Credit Rate”, which means for any day a fluctuating rate per annum equal to credit spreads of 2.50% to 3.60%, which are determined based on the Company’s debt to capitalization ratio, plus the adjusted term SOFR rate (based on one, three or six-month interest periods).
Interest on base rate advances borrowed under the Existing Credit Agreement is payable in arrears on a monthly basis. Interest on each Term SOFR/Letter of Credit Rate rate advances borrowed under the Existing Credit Agreement is payable in arrears at the end of the interest period applicable to such advance, or, if less than such interest period, three months after the beginning of such interest period. The Company pays the lenders a commitment fee on the amount of the unused commitments on a quarterly basis at a rate per annum that will vary from 0.20% to 0.30% depending on the Company’s debt to capitalization ratio.
Outstanding borrowings under the Existing Credit Agreement are subject to, among other things, a borrowing base. The borrowing base advance rate includes the aggregate of, among other things, (a) 90% of the net book value of presold housing units, (b) 85% of the net book value of model housing units, (c) 85% of the net book value of speculative housing units and (d) 70% of the net book value of finished lots, in each case subject to certain exceptions and limitations set forth in the Existing Credit Agreement.
On July 19, 2023, the Company entered into amendments to its Existing Credit Agreement. Refer to Note 11, Subsequent Events to the condensed consolidated financials statements.

Table of Contents,
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2023. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2023 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.
Changes in Internal Controls
There was no change in our internal control over financial reporting as such term is defined in the Exchange Act Rule 13a-15(f) that occurred during the three and six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
See Note 4, Commitments and Contingencies to the condensed consolidated financial statements included herein for a description of material legal proceedings. From time to time, we are a party to ongoing legal proceedings in the ordinary course of business. We do not believe the results of currently pending proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity.
ITEM 1A. RISK FACTORS
There are numerous factors that affect our business and results of operations, many of which are beyond our control. Refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which contains descriptions of significant risks that have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as presented below, there have been no material changes to risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II – Item 1A of our Form 10-Q for the quarter ended March 31, 2023.
Our share buyback program that was approved by the Board in June 2023 could affect our stock price and increase its volatility, and may reduce the market liquidity for our stock. The share buyback program may also materially impact the Company’s liquidity.
Repurchases pursuant to the share buyback program entered into in June 2023, or any other share buyback program we adopt in the future, could affect our stock price and increase its volatility and may reduce the market liquidity for our stock. The existence of a share buyback program could also cause our stock price to be higher than it would be in the absence of such a program. Additionally, these repurchases will diminish our cash and may subject us to additional taxes, which could impact our ability to pursue possible future strategic opportunities and acquisitions and would result in lower overall returns on our cash balances. There can be no assurance that any share repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value. Although share buyback programs are intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the effectiveness of these repurchases.

Table of Contents,
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Buyback Program
In June 2023, the Company’s Board of Directors (the “Board”) approved a share buyback program under which the Company can repurchase up to $25 million of its Class A common stock through June 30, 2026 in open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Board also authorized the Company to establish “Rule 10b5-1 trading plans” for any share repurchases. The actual timing, number and value of shares repurchased under the share buyback program will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading plans, price, general business and market conditions, and alternative investment opportunities. The share buyback program does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time. The Company has not repurchased any stock under the share buyback program.
ITEM 5. OTHER INFORMATION

Since the approval of the share buyback program in June 2023, no Director or Section 16 Officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

Dream Finders Homes, Inc.

Date:	August 3, 2023	/s/ Patrick O. Zalupski
Patrick O. Zalupski President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

	August 3, 2023	/s/ L. Anabel Fernandez
L. Anabel Fernandez Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)