Form 10-Q
period 2023-09-30
Dream Finders Homes, Inc.
filed 2023-11-02
CIK 1825088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2023, there were 32,882,124 shares of the registrant’s Class A common stock, par value $0.01 per share, issued and outstanding and 60,226,153 shares of the registrant’s Class B common stock, par value $0.01 per share, issued and outstanding.

Table of Contents,
PART I. FINANCIAL INFORMATION
ITEM 1. DREAM FINDERS HOMES, INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$330,129	$364,531
Restricted cash	33,172	30,599
Accounts receivable	33,315	43,490
Inventories	1,473,917	1,378,185
Lot deposits	241,280	277,258
Other assets	56,532	59,438
Investments in unconsolidated entities	14,297	14,008
Property and equipment, net	7,523	7,337
Operating lease right-of-use assets	21,676	24,084
Goodwill	172,207	172,207
Total assets	$2,384,048	$2,371,137

Liabilities
Accounts payable	$137,146	$134,702
Accrued expenses	122,924	184,051
Customer deposits	163,544	145,654
Construction lines of credit	555,512	966,248
Senior unsecured notes, net	293,604	—
Operating lease liabilities	22,433	24,661
Contingent consideration	102,813	115,128
Total liabilities	$1,397,976	$1,570,444
Commitments and contingencies (Note 4)
Mezzanine Equity
Preferred mezzanine equity	148,500	156,421
Stockholders’ Equity
Class A common stock, $0.01 per share, 289,000,000 authorized, 32,882,124 and 32,533,883 outstanding as of September 30, 2023 and December 31, 2022, respectively	329	325
Class B common stock, $0.01 per share, 61,000,000 authorized, 60,226,153 outstanding	602	602
Additional paid-in capital	271,429	264,381
Retained earnings	549,837	365,994
Noncontrolling interests	15,375	12,970
Total mezzanine and stockholders’ equity	986,072	800,693
Total liabilities, mezzanine equity and stockholders’ equity	$2,384,048	$2,371,137
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents,
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Homebuilding	$893,502	$783,945	$2,603,858	$2,237,648
Other	2,328	1,724	6,731	5,221
Total revenues	895,830	785,669	2,610,589	2,242,869
Homebuilding cost of sales	709,286	638,456	2,109,485	1,812,746
Selling, general and administrative expense	79,963	68,839	214,433	196,564
Income from unconsolidated entities	(4,557)	(5,137)	(12,219)	(11,431)
Contingent consideration revaluation	9,026	2,641	32,608	11,875
Other income, net	(1,646)	(1,119)	(2,711)	(1,784)
Income before taxes	103,758	81,989	268,993	234,899
Income tax expense	(24,158)	(10,371)	(66,000)	(50,576)
Net and comprehensive income	79,600	71,618	202,993	184,323
Net and comprehensive income attributable to noncontrolling interests	(3,503)	(1,977)	(9,043)	(8,342)
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$76,097	$69,641	$193,950	$175,981
Earnings per share
Basic	$0.79	$0.71	$1.98	$1.78
Diluted	$0.75	$0.64	$1.83	$1.67
Weighted-average number of shares
Basic	93,108,277	92,760,013	93,052,507	92,760,013
Diluted	102,052,181	108,286,433	105,819,964	105,117,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents,
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three and nine months ended September 30, 2023
(In thousands, except share amounts)
(Unaudited)

	Redeemable Preferred Mezzanine		Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Total Non- Controlling Interests	Total Equity
	Units	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2023	157,143	$156,855	32,882,124	$329	60,226,153	$602	$270,529	$476,663	$14,501	$919,479
Stock-based compensation	—	—	—	—	—	—	3,812	—	—	3,812
Vesting of stock-based compensation	—	—	—	—	—	—	—	—	—	—
Withholding of common stock for taxes	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	—	(2,629)	(2,629)
Redemption of Series B preferred units	(7,143)	(8,508)	—	—	—	—	(2,912)	343	—	(11,077)
Preferred dividends declared	—	—	—	—	—	—	—	(3,113)	—	(3,113)
Net and comprehensive income	—	153	—	—	—	—	—	75,944	3,503	79,600
Balance as of September 30, 2023	150,000	$148,500	32,882,124	$329	60,226,153	$602	$271,429	$549,837	$15,375	$986,072

	Redeemable Preferred Mezzanine		Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Total Non- Controlling Interests	Total Equity
	Units	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	157,143	$156,421	32,533,883	$325	60,226,153	$602	$264,381	$365,994	$12,970	$800,693
Stock-based compensation	—	—	—	—	—	—	10,286	—	—	10,286
Vesting of stock-based compensation	—	—	371,841	4	—	—	(4)	—	—	—
Withholding of common stock for taxes	—	—	(23,600)	—	—	—	(322)	—	—	(322)
Distributions	—		—	—	—	—	—	—	(6,638)	(6,638)
Redemption of Series B preferred units	(7,143)	(8,508)	—	—	—	—	(2,912)	343	—	(11,077)
Preferred dividends declared	—	—	—	—	—	—	—	(9,863)	—	(9,863)
Net and comprehensive income	—	587	—	—	—	—	—	193,363	9,043	202,993
Balance as of September 30, 2023	150,000	$148,500	32,882,124	$329	60,226,153	$602	$271,429	$549,837	$15,375	$986,072
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents,
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
Three and nine months ended September 30, 2022
(In thousands, except share amounts)
(Unaudited)

	Redeemable Preferred Mezzanine		Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Total Non- Controlling Interests	Total Equity
	Units	Amount	Shares	Amount	Shares	Amount
Balance as of June 30, 2022	157,143	$155,621	32,378,939	$323	60,380,000	$602	$261,207	$217,346	$12,056	$647,155
Stock-based compensation	—	—	1,074	—	—	—	1,576	—	—	1,576
Distributions	—	—	—	—	—	—	—	—	(526)	(526)
Preferred dividends declared	—	—	—	—	—	—	—	(3,451)	—	(3,451)
Net and comprehensive income	—	209	—	—	—	—	—	69,431	1,977	71,618
Balance as of September 30, 2022	157,143	$155,830	32,380,013	$323	60,380,000	$602	$262,783	$283,326	$13,508	$716,372

	Redeemable Preferred Mezzanine		Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Total Non- Controlling Interests	Total Equity
	Units	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	157,143	$155,220	32,295,329	$323	60,226,153	$602	$257,963	$118,194	$24,081	$556,383
Stock-based compensation	—	—	84,684	—	153,847	—	4,819	—	—	4,819
Distributions	—	—	—	—	—	—	—	—	(18,916)	(18,916)
Preferred dividends declared	—	—	—	—	—	—	—	(10,238)	—	(10,238)
Net and comprehensive income	—	610	—	—	—	—	—	175,370	8,342	184,323
Balance as of September 30, 2022	157,143	$155,830	32,380,013	$323	60,380,000	$602	$262,783	$283,326	$13,508	$716,372
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents,
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net and comprehensive income	$202,993	$184,323
Adjustments to Reconcile Net Income to Net cash provided by/(used in) operating activities
Depreciation and amortization	7,983	8,006
Gain on sale of property and equipment	(44)	(99)
Extinguishment of unamortized debt issuance costs	—	282
Amortization of right-of-use operating lease assets	5,438	4,154
Stock-based compensation	10,286	4,819
Deferred tax benefit	(5,248)	(1,867)
Return on investments, net of income from unconsolidated entities	11	4,078
Revaluation of contingent consideration	32,608	11,875
Payments of contingent consideration	(12,331)	(4,056)
Changes in Operating Assets and Liabilities
Accounts receivable	10,175	(4,447)
Inventories	(95,623)	(446,168)
Lot deposits	35,978	(49,901)
Other assets	8,587	(8,263)
Accounts payable and accrued expenses	(58,683)	27,823
Customer deposits	17,890	(6,893)
Operating lease liabilities	(5,258)	(4,057)
Net cash provided by/(used in) operating activities	154,762	(280,391)
Cash Flows from Investing Activities
Purchase of property and equipment	(3,906)	(4,321)
Proceeds from disposal of property and equipment	201	127
Investments in unconsolidated entities	(300)	—
Return of investments from unconsolidated entities	—	449
Business combinations, net of cash acquired	—	(280)
Net cash used in investing activities	(4,005)	(4,025)
Cash Flows from Financing Activities
Proceeds from senior unsecured notes	300,000	—
Proceeds from construction lines of credit	5,410,000	8,008,078
Repayments on construction lines of credit	(5,820,736)	(7,794,929)
Payments of debt issuance costs	(11,358)	(5,490)
Redemption of Series B preferred units	(11,077)	—
Payments of preferred stock dividends	(9,863)	(10,238)
Payments for common stock withheld for taxes	(322)	—
Distributions to noncontrolling interests	(6,638)	(18,916)
Payments of contingent consideration	(32,592)	(13,679)
Net cash (used in)/provided by financing activities	(182,586)	164,826
Net decrease in cash, cash equivalents and restricted cash	(31,829)	(119,590)
Cash, cash equivalents and restricted cash at beginning of period	395,130	281,322
Cash, cash equivalents and restricted cash at end of period	$363,301	$161,732
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$330,129	$123,692
Restricted cash	33,172	38,040
Total cash, cash equivalents and restricted cash	$363,301	$161,732
Supplemental disclosures of noncash activities:
Noncash Financing Activities
Leased assets obtained in exchange for new operating lease liabilities	$3,030	$8,864
Total noncash activities	$3,030	$8,864

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
Basis of Presentation and Consolidation
The accompanying unaudited, condensed consolidated financial statements include the accounts of DFH, Inc., its wholly owned subsidiaries and its investments that qualify for consolidation treatment (see Note 5, Variable Interest Entities). The accompanying statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for a complete set of financial statements. As such, the accompanying statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The accompanying statements include all adjustments that are of a normal, recurring nature and necessary for the fair presentation of our results for the interim periods presented, which are not necessarily indicative of results to be expected for the full year. All intercompany accounts and transactions have been eliminated in consolidation. There are no other components of comprehensive income not already reflected in net and comprehensive income on our Condensed Consolidated Statements of Comprehensive Income.
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
As of September 30, 2023 and December 31, 2022, the Company remeasured the fair value of contingent consideration related to the 2020 acquisition of H&H Constructors of Fayetteville, LLC and adjusted the liability to $10.8 million and $11.6 million, respectively, based on actual results achieved, revised pre-tax income forecasts and revised discount rates as of the balance sheet date and from accretion of the liability. The Company recorded contingent consideration adjustments resulting in $0.6 million of expense and $2.5 million of income for the three months ended September 30, 2023 and 2022, and $3.8 million of expense and $0.1 million of expense for the nine months ended September 30, 2023 and 2022, respectively.

Table of Contents,
As of September 30, 2023 and December 31, 2022, the Company remeasured the fair value of contingent consideration related to the 2021 acquisition of McGuyer Homebuilders, Inc. (“MHI”) and adjusted the liability to $92.0 million and $102.1 million, respectively, based on actual results achieved, revised pre-tax income forecasts and revised discount rates as of the balance sheet date and from accretion of the liability. The Company recorded contingent consideration adjustments resulting in $8.4 million of expense and $5.9 million of expense for the three months ended September 30, 2023 and 2022, and $28.4 million of expense and $9.9 million of expense for the nine months ended September 30, 2023 and 2022, respectively.
See Note 8, Fair Value Disclosures for the fair value measurement of contingent consideration.
Reclassifications
Certain reclassifications have been made in the condensed consolidated financial statements for 2022 to conform to the classifications used in 2023.
2.    Debt

Senior Unsecured Notes

On August 22, 2023, the Company issued $300.0 million in aggregate principal amount of 8.25% senior unsecured notes due August 15, 2028 (the “2028 Notes”), which were issued pursuant to an indenture (the “Indenture”). Interest on the 2028 Notes is payable in arrears semiannually on each February 15 and August 15, beginning February 15, 2024. The 2028 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of the Company’s subsidiaries.

The Company received net proceeds from the issuance and sale of the 2028 Notes of $293.5 million after unamortized debt issuance costs of $6.5 million, which reduce the carrying value of the 2028 Notes reported on the Condensed Consolidated Balance Sheets. The net proceeds from the 2028 Notes were used to repay a portion of the outstanding balance under the Company’s Credit Agreement.

The 2028 Notes are redeemable by the Company prior to August 15, 2025 through the payment of the principal amount due, which can be accomplished through the issuance of certain restricted equity offerings for specified portions of principal notes outstanding, plus specified rates and accrued and unpaid interest, and a make-whole premium in the event 100% of the principal amount is redeemed. On or after August 15, 2025, the 2028 Notes are redeemable at specified rates equal to 104.1% of the principal balance, plus accrued and unpaid interest, and periodically decrease to 100% on August 15, 2027. Upon the occurrence of a Change of Control (as defined in the Indenture), the holders of the 2028 Notes will have the right to require the Company to repurchase all or a portion of the 2028 Notes at a price equal to 101% of the aggregate principal amount of the 2028 Notes, plus any accrued and unpaid interest.

The Indenture includes customary events of default. Subject to specified exceptions, the Indenture contains certain restrictive covenants that, among other things, limit our ability to incur or guarantee certain indebtedness, issue certain equity interests or engage in certain capital stock transactions. In addition, the Indenture contains certain limitations related to mergers, consolidations, and transfers of assets.

Credit Agreement
On July 19, 2023, the Company entered into amendments to its existing credit agreement (as amended, the “Credit Agreement”). The amendments, among other things, (i) provide for an increase in the aggregate commitments under the revolving credit facility to $1.2 billion, subject to a borrowing base; (ii) extend the maturity date from June 2, 2025 to July 17, 2026 for certain new and existing lenders comprising $1.1 billion of the $1.2 billion of aggregate commitments under the Credit Agreement; (iii) authorize the non-extending lenders to extend their maturity dates to July 17, 2026, with the consent of the Company; (iv) provide the Company with the ability to incur certain additional unsecured debt; and (v) reference a Secured Overnight Financing Rate (“SOFR”) based rate, as described below. Certain of our subsidiaries guaranteed the Company’s obligations under the Credit Agreement. The amendments also updated the Company’s minimum tangible net worth covenant which resulted in an increase to the base component of such covenant from $385 million to $607 million.The Credit Agreement retains an accordion feature that allows the aggregate commitments to increase up to $1.6 billion, subject to a borrowing base.

Table of Contents,
Under the Credit Agreement, loans bear interest, at the Company’s option of a “Term SOFR Rate” or “Daily Simple SOFR Rate”, which means for any day a fluctuating rate per annum equal to credit spreads of 2.5% to 3.3%, which are determined based on the Company’s net debt to capitalization ratio, plus either the Daily Simple SOFR Rate (including a SOFR adjustment of 10 basis points) or the Term SOFR Rate, which is based on one, three or six-month interest periods (including a SOFR adjustment of 10 basis points for a one-month interest period, 15 basis points for a three-month interest period and 25 basis points for a six-month interest period), as applicable.

As of September 30, 2023 and December 31, 2022, the outstanding balance under the Credit Agreement was $555.0 million and $965.0 million, respectively. Under the Credit Agreement, the funds available are unsecured and availability under the borrowing base is calculated based on specific advance rates for each of finished lots, construction in process, and finished homes inventory on the Condensed Consolidated Balance Sheets. The Company had capitalized debt issuance costs related to construction lines of credit, net of amortization, of $7.7 million and $7.3 million as of September 30, 2023 and December 31, 2022, respectively, which were included in other assets on the Condensed Consolidated Balance Sheets.

Debt issuance costs are expensed in cost of sales as the homes close. The Company was in compliance with all debt covenants as of September 30, 2023 and December 31, 2022. The Company expects to remain in compliance with all debt covenants over the next twelve months.
3.    Inventories
Inventories consist of owned land and finished lots, and construction in process (“CIP”) and finished homes, including capitalized interest. In addition, interest and fees related to off-balance sheet arrangements and due diligence costs are also capitalized into inventory. Finished lots are generally purchased just-in-time for construction, whether for spec or sold homes, and are included within owned land and lots in the table below until construction begins when the finished lot cost is transferred to CIP. CIP represents homes under construction or completed, including sold, spec and model homes. CIP includes the cost of finished lots and all direct costs incurred to build homes. The cost of homes is expensed on a specific identification basis when the home is delivered to an end-customer.
As of September 30, 2023 and December 31, 2022, inventories consisted of the following:

	As of September 30,	As of December 31,
	2023	2022
Construction in process and finished homes	$1,234,176	$1,148,654
Owned land and lots	239,741	229,531
Inventories	$1,473,917	$1,378,185
Interest is capitalized and included within each inventory category above. Capitalized interest activity is summarized in the table below for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Capitalized interest at the beginning of the period	$117,394	$62,036	$94,603	$33,266
Interest incurred	37,262	33,630	115,271	84,063
Interest expensed	—	(5)	(1)	(31)
Interest charged to homebuilding cost of sales	(30,369)	(14,470)	(85,586)	(36,107)
Capitalized interest at the end of the period	$124,287	$81,191	$124,287	$81,191
The Company reviews the performance and outlook of its inventories for indicators of potential impairment on a quarterly basis at the community level. In addition to considering market and economic conditions, the Company assesses current sales absorption levels and recent profitability. The Company looks for instances where sales prices for a home in backlog or potential sales prices for a future sold home would be at a level at which the carrying value of the home may not be recoverable. There were $1.4 million inventory impairment charges and $2.0 million in inventory impairment charges recorded for the three and nine months ended September 30, 2023, respectively, and no inventory impairment charges recorded for the three and nine months ended September 30, 2022.

Table of Contents,
The Company reviews lot deposits for impairment on a quarterly basis and will record an impairment charge if it believes it will forfeit its deposit on an individual or portfolio of lots. There were $1.5 million and $3.1 million in lot deposit impairment charges recorded for the three and nine months ended September 30, 2023, respectively, and no lot deposit impairment charges recorded for the three and nine months ended September 30, 2022.
4.    Commitments and Contingencies
Legal Proceedings

We may be party to legal matters that typically are derived from the Company’s general business practices, primarily related to the construction of homes. The Company believes that if a claim has merit, parties other than the Company would be, at least in part, liable for the claim, and the eventual outcome of the claim would not have a material adverse effect upon our condensed consolidated financial statements. When we believe that a loss is probable and estimable, we record the estimated contingency loss in our Condensed Consolidated Statements of Comprehensive Income.

We do not believe that any future outcomes of any claims or lawsuits currently outstanding will have a material adverse effect upon our condensed consolidated financial statements.
5.    Variable Interest Entities
The Company holds investments in certain limited partnerships and similar entities that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located, which are considered variable interests. The Company has an interest in Jet HomeLoans LP (formerly, Jet HomeLoans LLC), where the primary activities include underwriting, originating and selling home mortgages. On September 30, 2023, the joint venture was converted into a limited partnership, now known as Jet HomeLoans LP (“Jet HomeLoans”). Refer to Note 9, Related Party Transactions for more information.
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
The table below displays the carrying amounts of the assets and liabilities related to the consolidated VIEs (in thousands):

	As of September 30,	As of December 31,
Consolidated	2023	2022
Assets	$11,726	$13,344
Liabilities	$2,492	$4,787
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
The table below shows the Company’s investments in the unconsolidated VIEs (in thousands):

	As of September 30,	As of December 31,
Unconsolidated	2023	2022
Jet HomeLoans	$8,073	$7,102
Other unconsolidated VIEs	6,224	6,906
Total investment in unconsolidated VIEs	$14,297	$14,008
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

Table of Contents,
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
Dream Finders possesses no more than limited protective legal rights through the lot option contracts in the specific finished lots that are purchased, and possesses no participative rights in the land bank entities. Accordingly, the Company does not have the power to direct the activities of a land bank entity that most significantly impact its economic performance. For the aforementioned reasons, the Company concluded that it is not the primary beneficiary of the land bank entities with which it enters into lot option contracts, and therefore the Company does not consolidate any of these VIEs. The Company’s risk of loss related to finished lot option and land bank option deposits and related fees and interest was $298.2 million and $461.6 million as of September 30, 2023 and December 31, 2022, respectively.
6.    Income Taxes
The Company’s effective tax rate for the nine months ended September 30, 2023 and 2022 is estimated to be 24.5% and 21.5%, respectively. The effective tax rate increase of 3.0% is primarily attributable to legislation that changed the qualifications for the 45L tax credit effective January 1, 2023 that were not in effect during the nine months ended September 30, 2022, which resulted in a reduction of the estimated tax credit for 2023.
7.    Segment Reporting
The Company primarily operates in the homebuilding business and is organized and reported primarily by region. During the third quarter of 2023, organization of the homebuilding segments for making operating decisions and assessing performance changed from divisional to regional. There are now four reportable segments, which are comprised of the following:
•Southeast (Jacksonville, Orlando, Savannah, GA, Hilton Head and Bluffton, SC, Active Adult, Custom Homes)
•Mid-Atlantic (The Carolinas and DC Metro)
•Midwest (Texas, including legacy DFH Austin, TX and Colorado)
•Financial Services (primarily Jet HomeLoans and Golden Dog Title and Trust)
The corporate component, which is not considered an operating segment, is reported separately as “Corporate”. The disclosures below reflect these changes in segment reporting for the three and nine months ended September 30, 2023 and 2022.
The following tables summarize revenues and income before taxes by segment for the three and nine months ended September 30, 2023 and 2022, as well as total assets and goodwill by segment as of September 30, 2023 and December 31, 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2023	2022	2023	2022
Southeast	$370,761	$263,597	$1,051,389	$807,011
Mid-Atlantic	163,834	141,994	446,745	368,000
Midwest	358,907	378,355	1,105,725	1,062,638
Financial Services	12,120	6,971	33,584	24,121
Total segment revenues	905,622	790,917	2,637,443	2,261,770
Reconciling items from equity method investments	(9,792)	(5,248)	(26,854)	(18,901)
Consolidated revenues	$895,830	$785,669	$2,610,589	$2,242,869

Table of Contents,

	Three Months Ended September 30,		Nine Months Ended September 30,
Income before taxes	2023	2022	2023	2022
Southeast	$46,520	$31,428	$119,455	$106,165
Mid-Atlantic	16,300	12,311	31,466	25,456
Midwest	44,284	38,243	115,802	106,317
Financial Services	7,193	4,033	20,418	14,591
Corporate(1)	(8,042)	(3,072)	(11,161)	(13,590)
Total segment income before taxes	106,255	82,943	275,980	238,939
Reconciling items from equity method investments	(2,497)	(954)	(6,987)	(4,040)
Consolidated income before taxes	$103,758	$81,989	$268,993	$234,899

	Assets:		Goodwill:
	September 30,	December 31,	September 30,	December 31,
	2023	2022	2023	2022
Southeast	$775,260	$770,029	$14,003	$14,003
Mid-Atlantic	386,391	422,490	16,853	16,853
Midwest	892,339	1,007,604	141,071	141,071
Financial Services	123,669	170,151	280	280
Corporate(1)	293,310	89,696	—	—
Total segments	2,470,969	2,459,970	172,207	172,207
Reconciling items from equity method investments	(86,921)	(88,833)	—	—
Consolidated	$2,384,048	$2,371,137	$172,207	$172,207
(1)Corporate includes operations of the corporate component, and corporate assets such as cash and cash equivalents, cash held in trust, prepaid insurance, operating and financing leases, as well as property and equipment.
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
The following table presents a summary of the change in fair value measurement of contingent consideration, which is based on Level 3 inputs and is the only asset or liability measured at fair value on a recurring basis (in thousands):

Beginning balance, December 31, 2022	$115,128
Fair value adjustments related to prior year acquisitions	32,608
Contingent consideration payments	(44,923)
Ending balance, September 30, 2023	$102,813
Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets and inventory. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, notes payable and customer deposits, approximate their carrying amounts due to the short-term nature of these instruments. The fair value of the construction lines of credit approximate their carrying amounts since they are subject to short-term floating interest rates that reflect current market rates. Senior unsecured notes are Level 2 financial instruments. The estimated fair value of the 2028 Notes as of September 30, 2023 is $301.7 million, based on recent trades or quoted market prices for debt of similar terms, including maturity, to achieve comparable yields.

Table of Contents,
9.    Related Party Transactions
The Company enters into or participates in related party transactions. The majority of these transactions are entered into to secure finished lots for the construction of new homes.
DF Capital Management, LLC Funds
DF Capital Management, LLC (“DF Capital”) organizes real estate investment funds to acquire land and develop and sell finished lots. DF Capital is the investment manager of the funds. The Company owns a 49% membership interest in DF Capital. DF Capital is controlled by unaffiliated parties. DF Residential I, LP (“Fund I”), the first of such investment vehicles was fully committed in 2019 with total capital commitments of $36.7 million. Dream Finders Homes LLC and DFH Investors LLC, collectively, invested $1.4 million or 3.8% of the total committed capital of Fund I. Fund I is nearing its final stage in which residual earnings are distributed.
DF Residential II, LP (“Fund II”) was organized in 2021. DF Management GP II, LLC, serves as the general partner of Fund II (the “General Partner”). The Company indirectly owns 72.0% of the membership interests in the General Partner and receives 72.0% of the economic interests. The General Partner is controlled by unaffiliated parties. Fund II was fully committed as of January 2022 with total capital commitments of $322.1 million. The Company invested $3.0 million or 0.9% of the total committed capital of Fund II.
Certain directors, executive officers and members of management invested as limited partners in Fund II in an aggregate amount of $33.9 million or 10.5% of the total committed capital. In addition, Rockpoint Group, LLC, an affiliate of a former director of the Company, as discussed below, made a $100.0 million commitment.
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
As of September 30, 2023 and December 31, 2022, the Company had $56.9 million and $58.6 million, respectively, in outstanding lot deposits primarily related to Fund II and other land bank transaction deals in relation to DF Capital projects, controlling approximately 4,600 lots.
Transactions with Rockpoint Group, LLC and affiliates

From time to time, the Company enters into land bank option contracts with Rockpoint Group, LLC (“Rockpoint”) or its affiliates in connection with the Company’s acquisition and development of land. Rockpoint or its affiliate provides the funding for the land acquisition and the Company secures the right to purchase finished lots at market prices by paying deposits based on the aggregate purchase price of the finished lots and any related fees, similar to land bank option contracts with third-party land bankers. William H. Walton III is the founding principal and chief executive officer of Rockpoint. Mr. Walton served as a member of the Board through May 21, 2023. During the nine months ended September 30, 2023, no transactions were entered into between Rockpoint and the Company.
Jet HomeLoans LP, formerly Jet HomeLoans LLC
Jet HomeLoans performs mortgage origination activities for the Company, including underwriting and originating home mortgages for Company customers and non-Company customers. On September 30, 2023, the Company entered into a limited partnership agreement with the partners of Jet HomeLoans LLC to convert the venture into Jet HomeLoans LP. As of September 30, 2023, as part of the limited partnership agreement, the Company’s ownership percentage changed from 49.9% to 60.0%, but the Company is not the primary beneficiary. The change in ownership was effectuated through a distribution to the partners in exchange for the additional 10.1% ownership. Jet HomeLoans is accounted for under the equity method and is a related party of the Company. Jet HomeLoans is included within the Financial Services segment (Note 7, Segment Reporting).

Table of Contents,
10.    Mezzanine and Stockholders’ Equity
Series B Preferred Units
On August 31, 2023, the Company redeemed all of its previously outstanding Series B preferred units. The Company made an aggregate cash payment to the Series B holders of $11.1 million, which included $7.1 million in principal plus cumulative undistributed earnings, less a negotiated discount on that date. Following the redemption, no Series B preferred units remain outstanding. The difference between the carrying amount and the cash redemption was reclassified to retained earnings as it reflects a return from the Series B unit holders and resulted in a one-time, non-cash increase to net income available to common stockholders of $0.3 million utilized in the computations of basic and diluted earnings per share for the three and nine months ended September 30, 2023.
Share Buyback Program
In June 2023, the Company’s Board of Directors (the “Board”) approved a share buyback program under which the Company can repurchase up to $25.0 million of its Class A common stock through June 30, 2026 in open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The actual timing, number and value of shares repurchased under the share buyback program will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading plans, price, general business and market conditions, and alternative investment opportunities. The share buyback program does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time.
During the three and nine months ended September 30, 2023, the Company has not repurchased any stock under the share buyback program.
11.    Earnings per Share
The following weighted-average shares and share equivalents were used to calculate basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$76,097	$69,641	$193,950	$175,981
Less: Preferred dividends, net(1)	2,923	3,660	10,107	10,848
Net and comprehensive income available to common stockholders(2)	$73,174	$65,981	$183,843	$165,133
Denominator
Weighted-average number of common shares outstanding - basic	93,108,277	92,760,013	93,052,507	92,760,013
Add: Common stock equivalent shares(3)	8,943,904	15,526,420	12,767,457	12,357,221
Weighted-average number of shares outstanding - diluted	102,052,181	108,286,433	105,819,964	105,117,234
(1)Includes a one-time increase of $0.3 million to the numerator of the computations of basic and diluted earnings per share for the three and nine months ended September 30, 2023 for the excess of the carrying amount over the redemption amount of the Series B preferred units. Refer to Note 10, Mezzanine and Stockholders’ Equity.
(2)For the diluted earnings per share calculation, $3.1 million and $9.9 million in preferred dividends associated with convertible preferred stock that are assumed to be converted have been added back to the numerator for both the three months ended September 30, 2023 and 2022, and for both the nine months ended September 30, 2023 and 2022, respectively. Since the conversion price of the Company’s convertible preferred stock is based on an average of the closing price of Class A common stock for the 90 trading days immediately preceding the end of the current period, changes in the price of the Class A common stock may significantly affect the number of additional assumed common shares outstanding under the if-converted method for diluted earnings per share, even when the number of convertible preferred stock shares outstanding is unchanged.

Table of Contents,
The remaining amount of preferred dividends not added back to the numerator are associated with paid-in-kind dividends for preferred mezzanine equity which is not convertible into the Company’s common stock.
(3)Stock-based compensation awards are excluded from the calculation of diluted EPS in the event they are antidilutive. There were no common stock equivalent shares and 0.9 million of common stock equivalent shares excluded from the diluted earnings per share calculation during the three months ended September 30, 2023 and 2022, respectively, and 0.8 million and 0.7 million of common stock equivalent shares excluded from the diluted earnings per share calculation during the nine months ended September 30, 2023 and 2022, respectively, related to unvested restricted stock that were antidilutive.

Table of Contents,
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated or the context requires, “DFH,” “Dream Finders,” the “Company,” “we,” “our” and “us” refer collectively to Dream Finders Homes, Inc. and its subsidiaries.
Business Overview and Outlook
We design, build and sell homes in high-growth markets, including Charlotte, Raleigh, Jacksonville, Orlando, Denver, the Washington D.C. metropolitan area, Austin, Dallas, and Houston. We sell homes under the Dream Finders Homes, DF Luxury, Craft Homes and Coventry Homes brands. We employ an asset-light lot acquisition strategy with a focus on the design, construction and sale of single-family entry-level, first-time move-up and second-time move-up homes. To fully serve our homebuyer customers and capture ancillary business opportunities, we have financial services operations that offers title insurance primarily through DF Title, LLC, doing business as Golden Dog Title & Trust (“DF Title”) and mortgage banking solutions primarily through our mortgage banking joint venture, Jet HomeLoans, LP (“Jet HomeLoans”).
Market conditions have remained optimistic for homebuilders during the third quarter of 2023, despite the spike in interest rates in August. While higher interest rates negatively impact homebuyers, they are also meaningful in battling inflation, and so far, the economy is growing consistently. Housing supply dynamics remain constrained, benefiting new homes sales. We continue to offer sales incentives directly focused on addressing affordability concerns by reducing homebuyer closing costs and monthly mortgage payments. We closely monitor net new orders and traffic at the community level and react quickly to local market conditions. Finally, we continue to review our lot option contracts and strategically renegotiate lot takedowns to match sales absorption. Our strategic and determined focus have materially contributed to our strong performance in the third quarter of 2023.
Key Results
Key financial results as of and for the three months ended September 30, 2023, as compared to as of and for the three months ended September 30, 2022 (unless otherwise noted), were as follows:
•Revenues increased 14% to $896 million from $786 million.
•Home closings increased 17% to 1,798 from 1,542.
•Net new orders increased 38% to 1,535 from 1,110.
•Backlog of sold homes decreased 26% to 5,025 from 6,758, and the value of backlog decreased 23% to $2,410 million from $3,137 million.
•Average sales price of homes closed increased 3% to $501,536 from $487,852.
•Gross margin as a percentage of homebuilding revenues increased 200 basis points to 20.6% from 18.6%.
•Adjusted gross margin (non-GAAP) as a percentage of homebuilding revenues increased 350 basis points to 28.4% from 24.9%.
•Net and comprehensive income attributable to DFH increased 9% to $76 million from $70 million.
•Basic earnings per share was $0.79 and diluted earnings per share was $0.75, compared to $0.71 and $0.64, respectively.
•EBITDA (non-GAAP) as a percentage of total revenues increased 220 basis points to 14.7% from 12.5%.
•Active community count increased to 219 from 197.
•Return on participating equity (“ROE”) was 38.9% for the trailing twelve months ended September 30, 2023, compared to 50.3% for the trailing twelve months ended September 30, 2022.
•Total liquidity, comprised of cash and cash equivalents, and availability under the revolving credit facility, of $564 million as of September 30, 2023, compared to $487 million as of December 31, 2022.

Table of Contents,
Key financial results for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 (unless otherwise noted), were as follows:
•Revenues increased 16% to $2,611 million from $2,243 million.
•Homes closed increased 13% to 5,161 from 4,562.
•Net new orders decreased 6% to 4,638 from 4,938.
•Average sales price of homes closed increased 6% to $499,433 from $471,621.
•Gross margin as a percentage of homebuilding revenues remained consistent at 19.0%.
•Adjusted gross margin (non-GAAP) as a percentage of homebuilding revenues increased 170 basis points to 26.7% from 25.0%.
•Net and comprehensive income attributable to DFH increased 10% to $194 million from $176 million.
•Basic earnings per share was $1.98 and diluted earnings per share was $1.83 compared to $1.78 and $1.67, respectively.
•EBITDA (non-GAAP) as a percentage of total revenues increased 100 basis points to 13.4% from 12.4%.
For reconciliations of the non-GAAP financial measures, including adjusted gross margin and EBITDA, to the most directly comparable GAAP financial measures, see “—Non-GAAP Financial Measures.”

Table of Contents,
Results of Operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The following table sets forth our results of operations and balance sheet data for the periods indicated:

	Three Months Ended September 30, (unaudited)
	2023	2022	Amount Change	% Change
Revenues:
Homebuilding	$893,502	$783,945	$109,557	14%
Other	2,328	1,724	604	35%
Total revenues	895,830	785,669	110,161	14%
Homebuilding cost of sales	709,286	638,456	70,830	11%
Selling, general and administrative expense	79,963	68,839	11,124	16%
Income from unconsolidated entities	(4,557)	(5,137)	580	(11%)
Contingent consideration revaluation	9,026	2,641	6,385	242%
Other income, net	(1,646)	(1,119)	(527)	47%
Income before taxes	103,758	81,989	21,769	27%
Income tax expense	(24,158)	(10,371)	(13,787)	133%
Net and comprehensive income	79,600	71,618	7,982	11%
Net and comprehensive income attributable to noncontrolling interests	(3,503)	(1,977)	(1,526)	77%
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$76,097	$69,641	$6,456	9%

Earnings per share(1)
Basic	$0.79	$0.71	$0.08	11%
Diluted	$0.75	$0.64	$0.11	17%
Weighted-average number of shares
Basic	93,108,277	92,760,013	348,264	—%
Diluted	102,052,181	108,286,433	(6,234,252)	(6%)

Condensed Consolidated Balance Sheets Data (at period end):
Cash and cash equivalents	330,129	123,692	206,437	167%
Total assets	2,384,048	2,287,262	96,786	4%
Construction lines of credit	555,512	976,440	(420,928)	(43%)
Senior unsecured notes, net	293,604	—	293,604	100%
Preferred mezzanine equity	148,500	155,830	(7,330)	(5%)
Total mezzanine and stockholders’ equity	986,072	716,372	269,700	38%

Other Financial and Operating Data
Active communities at end of period(2)	219	197	22	11%
Home closings	1,798	1,542	256	17%
Average sales price of homes closed(3)	$501,536	$487,852	$13,684	3%
Net new orders	1,535	1,110	425	38%
Cancellation rate	14.9%	25.5%	(10.6%)	(42%)
Ending backlog - homes	5,025	6,758	(1,733)	(26%)
Ending backlog - value (in thousands)	$2,410,181	$3,137,243	$(727,062)	(23%)
Gross margin (in thousands)(4)	$184,216	$145,489	$38,727	27%
Gross margin %(5)	20.6%	18.6%	2.0%	11%
Adjusted gross margin (in thousands)(6)	$254,172	$195,042	$59,130	30%
Adjusted gross margin %(5)(6)	28.4%	24.9%	3.5%	14%
EBITDA (in thousands)(6)	$131,542	$97,939	$33,603	34%
EBITDA margin %(6)(7)	14.7%	12.5%	2.2%	18%
Adjusted EBITDA (in thousands)(6)	$135,354	$99,515	$35,839	36%
Adjusted EBITDA margin %(6)(7)	15.1%	12.7%	2.4%	19%

Table of Contents,
(1)Refer to Note 11, Earnings per Share to the condensed consolidated financial statements for disclosure related to the calculation of earnings per share (“EPS”). Diluted shares were calculated by using the treasury stock method for stock grants and the if-converted method for the convertible preferred stock and the associated preferred dividends.
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

Revenues. Revenues for the three months ended September 30, 2023 were $896 million, an increase of $110 million, or 14%, from $786 million for the three months ended September 30, 2022. The increase in revenues was primarily attributable to 1,798 home closings for the three months ended September 30, 2023, an increase of 256 homes, or 17%, from the 1,542 home closings for the three months ended September 30, 2022. The average sales price of homes closed for the three months ended September 30, 2023 was $501,536, an increase of $13,684, or 3%, over an average sales price of homes closed of $487,852 for the three months ended September 30, 2022. The increase was due to overall price appreciation.
Homebuilding Cost of Sales and Gross Margin. Homebuilding cost of sales for the three months ended September 30, 2023 was $709 million, an increase of $71 million, or 11%, from $638 million for the three months ended September 30, 2022. The increase in homebuilding cost of sales was primarily due to the increase in home closings for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Homebuilding gross margin for the three months ended September 30, 2023 was $184 million, an increase of $39 million, or 27%, from $145 million for the three months ended September 30, 2022. Homebuilding gross margin as a percentage of homebuilding revenues was 20.6% for the three months ended September 30, 2023, an increase of 200 basis points, or 11%, from 18.6% for the three months ended September 30, 2022. The increase in gross margin percentage was primarily due to continued cost management and cycle-time improvement efforts across our segments. The increase was partially offset by higher cost of funds as well as closing costs, as part of our on-going commitment to helping entry-level and first-time homebuyers close homes through our targeted mortgage buydown programs.
Adjusted Gross Margin. Adjusted gross margin for the three months ended September 30, 2023 was $254 million, an increase of $59 million, or 30%, from $195 million for the three months ended September 30, 2022. Adjusted gross margin as a percentage of homebuilding revenues for the three months ended September 30, 2023 was 28.4%, an increase of 350 basis points, or 14%, from 24.9% for the three months ended September 30, 2022. Proactive cost management efforts coupled with modest home sales price appreciation were key factors in the improved adjusted gross margin percentage, outpacing increased closing costs. Adjusted gross margin is a non-GAAP financial measure. For the definition of adjusted gross margin and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”
Selling, General and Administrative Expense. Selling, general and administrative expense (“SG&A”) for the three months ended September 30, 2023 was $80 million, an increase of $11 million, or 16%, from $69 million for the three months ended September 30, 2022. SG&A as a percentage of homebuilding revenues was 9% in the third quarter of 2023, remaining consistent compared to the third quarter of 2022. For the third quarter of 2023, SG&A included $9 million of spend in relation to forward commitment programs to allow our homebuyers to lock their interest rates on home loans at the point of sale. We expense these costs as incurred. In addition, SG&A for the third quarter of 2023 included a $3 million charge related to write-offs of inventory, earnest deposits and due diligence costs for lot option contracts that were terminated.
Income from Unconsolidated Entities. Income from unconsolidated entities for the three months ended September 30, 2023 was $4 million, a decrease of $1 million, or 11%, from $5 million for the three months ended September 30, 2022. The decrease in income from unconsolidated entities is primarily attributable to fewer distributions of profits from DF Capital funds, as expected based on Fund I nearing its final stage.

Table of Contents,
Contingent Consideration Revaluation. Contingent consideration revaluation expense for the three months ended September 30, 2023 was $9 million, an increase of $6 million, or 242%, from $3 million for the three months ended September 30, 2022. The increase in contingent consideration expense is primarily due to actual results achieved being better-than-projected and the related fair value adjustments of expected future earnout payments related to the current full year results from the MHI acquisition. Revised projections for the remainder of 2023 were a result of the improved sales activity in the first six months of the year and management’s ability to release starts timely for the 2023 fiscal year.
Other (Income) Expense, Net. Other income, net for the three months ended September 30, 2023 was $2 million, an increase of $1 million, or 47%, from $1 million of other income, net for the three months ended September 30, 2022. The additional income was primarily due to increased interest income from our cash deposits with financial institutions.
Net and Comprehensive Income. Net and comprehensive income for the three months ended September 30, 2023 was $80 million, an increase of $8 million, or 11%, from $72 million for the three months ended September 30, 2022. The change in net and comprehensive income was primarily attributable to an increase in gross margin on home closings of $39 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. However, an increase of contingent consideration expense related to the MHI acquisition discussed above and an increase in the effective tax rate during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, partially offset the increased gross margin from home closings. The changes in net and comprehensive income attributable to Dream Finders Homes, Inc. are consistent with the changes in net and comprehensive income as there was no significant change in noncontrolling interests for the period.

Table of Contents,
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The following table sets forth our results of operations for the periods indicated:

	Nine Months Ended September 30, (unaudited)
	2023	2022	Amount Change	% Change
Revenues:
Homebuilding	$2,603,858	$2,237,648	$366,210	16%
Other	6,731	5,221	1,510	29%
Total revenues	2,610,589	2,242,869	367,720	16%
Homebuilding cost of sales	2,109,485	1,812,746	296,739	16%
Selling, general and administrative expense	214,433	196,564	17,869	9%
Income from unconsolidated entities	(12,219)	(11,431)	(788)	7%
Contingent consideration revaluation	32,608	11,875	20,733	175%
Other income, net	(2,711)	(1,784)	(927)	52%
Income before taxes	268,993	234,899	34,094	15%
Income tax expense	(66,000)	(50,576)	(15,424)	30%
Net and comprehensive income	202,993	184,323	18,670	10%
Net and comprehensive income attributable to noncontrolling interests	(9,043)	(8,342)	(701)	8%
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$193,950	$175,981	$17,969	10%

Earnings per share(1)
Basic	$1.98	$1.78	$0.20	11%
Diluted	$1.83	$1.67	$0.16	10%
Weighted-average number of shares
Basic	93,052,507	92,760,013	292,494	—%
Diluted	105,819,964	105,117,234	702,730	1%

Other Financial and Operating Data
Home closings	5,161	4,562	599	13%
Average sales price of homes closed(3)	$499,433	$471,621	$27,812	6%
Net new orders	4,638	4,938	(300)	(6%)
Cancellation rate	17.1%	18.6%	(1.5%)	(8%)
Gross margin (in thousands)(4)	$494,373	$424,902	$69,471	16%
Gross margin %(5)	19.0%	19.0%	—%	—%
Adjusted gross margin (in thousands)(6)	$696,276	$560,329	$135,947	24%
Adjusted gross margin %(5)(6)	26.7%	25.0%	1.7%	7%
EBITDA (in thousands)(6)	$351,040	$277,098	$73,942	27%
EBITDA margin %(6)(7)	13.4%	12.4%	1.0%	8%
Adjusted EBITDA (in thousands)(6)	$361,326	$281,918	$79,408	28%
Adjusted EBITDA margin %(6)(7)	13.8%	12.6%	1.2%	10%
See notes (1) to (7) under results of operations for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Revenues. Revenues for the nine months ended September 30, 2023 were $2,611 million, an increase of $368 million, or 16%, from $2,243 million for the nine months ended September 30, 2022. The increase in revenues was primarily attributable to 5,161 home closings for the nine months ended September 30, 2023, an increase of 599 homes, or 13%, from the 4,562 home closings for the nine months ended September 30, 2022. The average sales price of homes closed for the nine months ended September 30, 2023 was $499,433, an increase of $27,812, or 6%, over an average sales price of homes closed of $471,621 for the nine months ended September 30, 2022. The increase was due to overall price appreciation, as well as product mix.
Homebuilding Cost of Sales and Gross Margin. Homebuilding cost of sales for the nine months ended September 30, 2023 was $2,109 million, an increase of $296 million, or 16%, from $1,813 million for the nine months ended September 30, 2022. The increase in homebuilding cost of sales was primarily due to the increase in home closings for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Table of Contents,
Homebuilding gross margin for the nine months ended September 30, 2023 was $494 million, an increase of $69 million, or 16%, from $425 million for the nine months ended September 30, 2022. Homebuilding gross margin as a percentage of homebuilding revenues was 19.0% for the nine months ended September 30, 2023, remaining consistent compared to 19.0% for the nine months ended September 30, 2022. The increased costs of funds, and closing costs as management proactively assisted homebuyers to close homes, fully offset the benefits from the cost management and cycle time improvement during the nine months ended September 30, 2023.
Adjusted Gross Margin. Adjusted gross margin for the nine months ended September 30, 2023 was $696 million, an increase of $136 million, or 24%, from $560 million for the nine months ended September 30, 2022. Adjusted gross margin as a percentage of homebuilding revenues for the nine months ended September 30, 2023 was 26.7%, an increase of 170 basis points, or 7%, when compared to 25.0% for the nine months ended September 30, 2022. The adjusted gross margin percentage increased due to overall homes sales price appreciation combined with proactive cost management efforts, partially offset by increased closing costs. Adjusted gross margin is a non-GAAP financial measure. For the definition of adjusted gross margin and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”
Selling, General and Administrative Expense. SG&A for the nine months ended September 30, 2023 was $214 million, an increase of $17 million, or 9%, from $197 million for the nine months ended September 30, 2022. SG&A as a percentage of homebuilding revenues was 8% for the nine months ended September 30, 2023, a decrease of 100 bps compared to 9% for the nine months ended September 30, 2022. The decrease in SG&A as a percentage of homebuilding revenues was primarily due to overall cost management efforts. For the nine months ended September 30, 2023, SG&A included $17 million of spend in relation to forward commitment programs to allow our homebuyers to lock their interest rates on home loans at the point of sale. In addition, SG&A for the nine months ended September 30, 2023 included $5 million in charges related to write-offs of inventory, earnest deposits and due diligence costs for lot option contracts that were terminated.
Income from Unconsolidated Entities. Income from unconsolidated entities for the nine months ended September 30, 2023 was $12 million, an increase of $1 million, or 7%, from $11 million for the nine months ended September 30, 2022. The increase in income from unconsolidated entities is primarily attributable to income from Jet HomeLoans partially offset by fewer distributions of profits from DF Capital funds, as expected based on Fund I nearing its final stage.
Contingent Consideration Revaluation. Contingent consideration revaluation expense for the nine months ended September 30, 2023 was $33 million, an increase of $21 million or 175%, from $12 million for the nine months ended September 30, 2022. The increase in contingent consideration expense is primarily due to actual results achieved during the second quarter of 2023 being better-than-projected and the related fair value adjustments of revised expected future earnout payments from the MHI acquisition. The projections for the remainder of 2023 and beyond, which were revised during the second quarter of 2023 for MHI were a result of the improved sales activity in the first six months of the year and management’s ability to release starts timely for the 2023 fiscal year.
Other (Income) Expense, Net. Other income, net for the nine months ended September 30, 2023 was $3 million, an increase of $1 million, or 52%, from $2 million of other income, net for the nine months ended September 30, 2022. The additional income was primarily due to increased interest income from our cash deposits with financial institutions.
Net and Comprehensive Income. Net and comprehensive income for the nine months ended September 30, 2023 was $203 million, an increase of $19 million, or 10%, from $184 million for the nine months ended September 30, 2022. The increase in net and comprehensive income was primarily attributable to an increase in gross margin on home closings of $69 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This increase was partially offset by an increase in contingent consideration expense from the MHI acquisition of $21 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, discussed above. The changes in net and comprehensive income attributable to Dream Finders Homes, Inc. are consistent with the changes in net and comprehensive income as there was no significant change in noncontrolling interests for the period.

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
As of September 30, 2023, our lot deposits and investments in finished lot option and land bank option contracts were $241 million. As of September 30, 2023, we controlled 30,614 lots under lot option and land bank option contracts.
Owned and Controlled Lots
Our owned and controlled lot supply is a critical input to the future revenue of our business. The following table presents our owned finished lots purchased just-in-time for production and controlled lots by homebuilding segment as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023			As of December 31, 2023
Segment	Owned (2)	Controlled	Total	Owned	Controlled	Total	% Change
Southeast	2,985	12,622	15,607	2,939	16,255	19,194	-19%
Mid-Atlantic	1,392	5,658	7,050	1,766	14,891	16,657	-58%
Midwest	2,140	12,334	14,474	1,238	6,469	7,707	88%
Grand Total	6,517	30,614	37,131	5,943	37,615	43,558	-15%
(1)See Note 7, Segment Reporting to the condensed consolidated financial statements for further explanation of our reportable segments.
(2)As of September 30, 2023, the Company had 6,517 owned lots, of which 4,500 were included in construction in process (“CIP”) and finished homes within the Condensed Consolidated Balance Sheets. Of the 4,500 owned lots included in CIP and finished homes, 4,118 were under construction, 268 were completed spec homes and 114 were model homes. The remaining owned lots were purchased just-in-time to start construction through existing lot option contracts.
Owned Real Estate Inventory Status
The following table presents our owned real estate inventory status as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023	As of December 31, 2022
Construction in process and finished homes (1)	84%	83%
Owned land and lots (2)	16%	17%
Total	100%	100%
(1)Represents our owned homes that are under construction or completed, including sold, spec and model homes.
(2)Represents finished lots purchased just-in-time for production and capitalized costs related to land under development held by third-party land bank partners, including lot option fees, property taxes and due diligence costs.

Table of Contents,
Our Active Communities
We define an active community as a community where we have recorded five net new orders or a model home is currently open to customers. A community is no longer active when we have less than five home sites to sell to customers. Active community count is an important metric to forecast future net new orders for our business. As of September 30, 2023, we had 219 active communities, an increase of 22 communities, or 11%, as compared to 197 active communities as of September 30, 2022.
Our active community count excludes communities under the Company's built-for-rent contracts, as all sales to investors occur at one point in time and these communities would have no home sites remaining to sell. As of September 30, 2023, the Company had 20 communities delivering closings under built-for-rent contracts.
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
Net new orders are sales of homes during the period less cancellations of existing sales contracts during the period. Our cancellation rate for a given period is calculated as the total number of new sales contracts cancelled during the period, divided by the total number of new gross sales contracts entered into during the period. Our cancellation rate for the three months ended September 30, 2023, was 14.9%, an improvement of 1,060 basis points compared to the 25.5% cancellation rate for the three months ended September 30, 2022. Our cancellation rate for the nine months ended September 30, 2023, was 17.1%, a decrease of 150 basis points compared to the 18.6% cancellation rate for the nine months ended September 30, 2022.

Table of Contents,
The following tables present information concerning our new home sales (net), starts and closings in each of our homebuilding segments for the three and nine months ended September 30, 2023 and 2022. See Note 7, Segment Reporting to the condensed consolidated financial statements for further explanation of our reportable segments:

	Three Months Ended September 30,						Period Over Period Percent Change
	2023			2022
Segment	Sales	Starts	Closings	Sales	Starts	Closings	Sales	Starts	Closings
Southeast	443	678	828	683	718	547	-35%	-6%	51%
Mid-Atlantic	471	399	388	166	242	366	184%	65%	6%
Midwest	621	702	582	261	477	629	138%	47%	-7%
Grand Total	1,535	1,779	1,798	1,110	1,437	1,542	38%	24%	17%

	Nine Months Ended September 30,						Period Over Period Percent Change
	2023			2022
Segment	Sales	Starts	Closings	Sales	Starts	Closings	Sales	Starts	Closings
Southeast	1,445	2,089	2,261	2,587	2,504	1,719	-44%	-17%	32%
Mid-Atlantic	1,123	1,242	1,144	792	1,034	1,005	42%	20%	14%
Midwest	2,070	1,891	1,756	1,559	2,022	1,838	33%	-6%	-4%
Grand Total	4,638	5,222	5,161	4,938	5,560	4,562	-6%	-6%	13%
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
The following tables present information concerning our new orders, cancellation rate and ending backlog for the periods and as of dates set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net new orders	1,535	1,110	4,638	4,938
Cancellation rate	14.9%	25.5%	17.1%	18.6%

	As of September 30,
	2023	2022
Ending backlog - homes(1)	5,025	6,758
Ending backlog - value (in thousands)	$2,410,181	$3,137,243
(1)Approximately 3,177 of the homes in our backlog are expected to be delivered in 2024 and beyond.

Table of Contents,
Mortgage Banking Business
For the three and nine months ended September 30, 2023, our mortgage banking joint venture, Jet HomeLoans, originated and funded 789 and 2,145 home loans, respectively, with an aggregate principal amount of approximately $325 million and $868 million, respectively, as compared to the three and nine months ended September 30, 2022 of 622 and 1,149 home loans, respectively, with an aggregate principal amount of approximately $228 million and $415 million, respectively. For the three and nine months ended September 30, 2023, Jet HomeLoans had net income of approximately $5 million and $14 million, respectively, as compared to net income for the three and nine months ended September 30, 2022 of $3 million and $6 million, respectively. Our interest in Jet HomeLoans is accounted for under the equity method and is not consolidated in our condensed consolidated financial statements, as we do not control and are not deemed the primary beneficiary of the variable interest entity (“VIE”). See Note 5, Variable Interest Entities to the condensed consolidated financial statements for a discussion of the accounting treatment of VIEs.
Jet HomeLoans is included within the Financial Services segment. See Note 7, Segment Reporting to the condensed consolidated financial statements.
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

Table of Contents,
The following table presents a reconciliation of adjusted gross margin to the GAAP financial measure of gross margin for each of the periods indicated (unaudited and in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross margin(1)	$184,216	$145,489	$494,373	$424,902
Interest expense in homebuilding cost of sales	30,369	14,470	85,586	36,107
Amortization in homebuilding cost of sales(2)	—	601	—	6,422
Commission expense	39,587	34,482	116,317	92,898
Adjusted gross margin	$254,172	$195,042	$696,276	$560,329
Gross margin %(3)	20.6%	18.6%	19.0%	19.0%
Adjusted gross margin %(3)	28.4%	24.9%	26.7%	25.0%
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
The following table presents a reconciliation of EBITDA and adjusted EBITDA to the GAAP financial measure of net income for each of the periods indicated (unaudited and in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$76,097	$69,641	$193,950	$175,981
Interest income	(1,753)	(35)	(2,480)	(108)
Interest expensed in cost of sales	30,369	14,470	85,586	36,107
Interest expense	—	5	1	31
Income tax expense	24,158	10,371	66,000	50,576
Depreciation and amortization(1)	2,671	3,487	7,983	14,511
EBITDA	$131,542	$97,939	$351,040	$277,098
Stock-based compensation expense	3,812	1,576	10,286	4,820
Adjusted EBITDA	$135,354	$99,515	$361,326	$281,918
EBITDA margin %(2)	14.7%	12.5%	13.4%	12.4%
Adjusted EBITDA margin %(2)	15.1%	12.7%	13.8%	12.6%

Table of Contents,
(1)Includes the impact of fair value inventory adjustments from prior acquisitions of $1 million and $6 million for the three and nine months ended September 30, 2022, respectively, which is included in homebuilding cost of sales reported on the Condensed Consolidated Statements of Comprehensive Income. For the three and nine months ended September 30, 2023, there was no such fair value adjustment of inventory.
(2)Calculated as a percentage of total revenues.
Liquidity and Capital Resources
Overview
We generate cash from the sale of our inventory and we intend to re-deploy the net cash generated from the sale of inventory to acquire and control land and further grow our operations year over year. We believe that our sources of liquidity are sufficient to satisfy our current commitments. Our liquidity comes from a variety of sources, including cash, borrowings under a credit agreement (the “Credit Agreement”), and net proceeds from the senior unsecured notes (“2028 Notes”).

As of September 30, 2023, we had $330 million in cash and cash equivalents, excluding $33 million of restricted cash.
The Credit Agreement had an aggregate commitment of up to $1.2 billion and $1.1 billion, and outstanding borrowings of $555 million and $965 million, as of September 30, 2023 and December 31, 2022, respectively. The Company had $234 million of availability under the Credit Agreement based on a borrowing base of $1.1 billion, inclusive of reduced availability for the 2028 Notes which are permitted unsecured indebtedness under the Credit Agreement, for a total of $564 million in total liquidity. The Credit Agreement will mature on July 17, 2026. Certain of our subsidiaries guaranteed the Company’s obligations under the Credit Agreement.

On August 22, 2023, the Company issued the 8.25% 2028 Notes with $300 million in aggregate principal amount. The Company used the net proceeds from the issuance of the 2028 Notes to repay a portion of the outstanding balance related to the Credit Agreement.

As of September 30, 2023, we were in compliance with the covenants set forth in our Credit Agreement and under the Indenture related to the 2028 Notes. Refer to Note 2, Debt, to the condensed consolidated financial statements for more information on the Credit Agreement and the 2028 Notes.
We also enter into surety bonds and letters of credit arrangements. Refer to “—Off-Balance Sheet Arrangements” for more information.
We continue to evaluate our capital structure and explore options to strengthen our Balance Sheet. We will remain opportunistic while assessing available capital in the debt and equity markets.
Our principal uses of capital are lot deposits, lot purchases just-in-time for construction, vertical home construction, operating expenses and the payment of routine liabilities.
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
We actively enter into finished lot option contracts by placing deposits with land sellers averaging 10% of the aggregate purchase price of the finished lots. When entering into these contracts, we also agree to purchase finished lots at predetermined prices, time frames, and quantities that match our expected selling pace in the community. We also enter into land development arrangements with land sellers, land developers and land bankers. We typically provide a lot deposit averaging 10% of the total investment required to develop lots that we will have the option to acquire in the future.

Table of Contents,
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
The above cash strategies allow us to maintain adequate lot supply in our existing markets and support ongoing growth and profitability. Although currently there is economic uncertainty that is impacting the homebuilding industry, we continue to operate in geographic regions with consistent increases in demand for new homes and constrained lot and inventory supply compared to population and job growth trends. We intend to continue to reinvest our earnings into our business and focus on expanding our operations. In addition, as the opportunity to purchase finished lots in desired locations becomes increasingly more limited and competitive, we are committed to allocating additional liquidity to land bank deposits on land development projects, as this strategy mitigates the risks associated with holding undeveloped land on our balance sheet, while allowing us to control adequate lot supply in our key markets to support forecasted growth. As of September 30, 2023, our lot deposits and investments related to finished lot option contracts and land bank option contracts were $241 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
Net cash provided by/(used in) operating activities	$154,762	$(280,391)
Net cash used in investing activities	(4,005)	(4,025)
Net cash (used in)/provided by financing activities	(182,586)	164,826
Net cash provided by operating activities was $155 million for the nine months ended September 30, 2023, compared to $280 million of net cash used in operating activities for the nine months ended September 30, 2022. The change in net cash provided by operating activities was primarily driven by increased home closings, which resulted in lower increases in inventories, and a decrease in lot deposits, partially offset by a larger decrease in accrued expenses for the nine months ended September 30, 2023.
Net cash used in investing activities was $4 million for the nine months ended September 30, 2023, remaining consistent when compared to $4 million of cash used in investing activities for the nine months ended September 30, 2022, primarily attributable to the purchase of property and equipment during the nine months ended September 30, 2023 and 2022.
Net cash used in financing activities was $183 million for the nine months ended September 30, 2023, compared to $165 million of cash provided by financing activities for the nine months ended September 30, 2022. The change in net cash used in financing activities was primarily attributable to higher payments on the revolving credit facility of $411 million and to a lesser extent, a one-time payment related to the redemption of the Series B preferred units during the nine months ended September 30, 2023. The full net proceeds from the issuance of unsecured senior notes of $300 million during the period were used to pay down a portion of the revolving credit facility.
Series B Preferred Units
On August 31, 2023, the Company redeemed all of its previously outstanding Series B Preferred Units. Refer to Note 10, Mezzanine and Stockholders’ Equity to the condensed consolidated financials statements for information regarding the redemption.
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

Table of Contents,
Accordingly, upon liquidation, dissolution or winding up of the Company, each share of convertible preferred stock is entitled to receive the initial liquidation preference of $1,000 per share, subject to adjustment, plus all accrued and unpaid dividends thereon.
The Board of Directors of the Company (the “Board of Directors”) has the authority to issue one or more series of preferred stock, par value $0.01 per share, without stockholder approval. Refer to Note 12 to the consolidated financial statements within our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for further details on the terms of the convertible preferred stock.
Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2023 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Recently Issued Accounting Standards
The Company does not expect the adoption of any recently issued accounting standards to have a material impact on the condensed consolidated financial statements.
Off-Balance Sheet Arrangements
Asset-Light Lot Acquisition Strategy
We operate an asset-light and capital-efficient lot acquisition strategy primarily through finished lot option contracts and land bank option contracts. See “—Land Acquisition and Development Process” and Note 5, Variable Interest Entities to the condensed consolidated financial statements for information on these option contracts.
Surety Bonds, Letters of Credit and Financial Guarantees.
We enter into surety bonds and letters of credit arrangements with local municipalities, government agencies and land developers. These arrangements relate to certain performance-related obligations and serve as security for certain land option agreements.
As of September 30, 2023, we had outstanding surety bonds and letters of credit totaling $173 million and $1 million, respectively. We believe we will fulfill our obligations under the related arrangements and do not anticipate any material losses under these surety bonds and letters of credit.
Contractual Obligations
For the three and nine months ended September 30, 2023, there have been no material changes to our contractual obligations appearing in the “Contractual Obligations, Commitments and Contingencies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, other than the issuance of $300 million aggregate principal amount of our 8.25% senior unsecured notes due August 15, 2028, as described in more detail above.
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

Table of Contents,
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
We caution you that these forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. These risks include, but are not limited to, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Quarterly Report on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023. Should one or more of such risks or uncertainties occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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
Inflation
Inflation in the United States materially increased during the year ended December 31, 2022, and into the first quarter of 2023. As a result, the Federal Reserve rapidly increased interest rates to combat inflationary pressures. Mortgage interest rates peaked in August 2023 and have remained elevated through the end of the third quarter.
Our operations may be negatively impacted by inflation and interest rates due to increasing construction, labor, and materials costs, as well as land development and financing costs. In addition, rising mortgage interest rates can substantially limit the ability of a typical homebuyer, relying on mortgage financing, to purchase a new home. Through the period ended September 30, 2023, these factors did not have a material impact on our gross margins or operations.
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
Under the Credit Agreement, loans bear interest, at the Company’s option of a “Term SOFR Rate” or “Daily Simple SOFR Rate”, which means for any day a fluctuating rate per annum equal to credit spreads of 2.5% to 3.3%, which are determined based on the Company’s net debt to capitalization ratio, plus either the Daily Simple SOFR Rate (including a SOFR adjustment of 10 basis points) or the Term SOFR Rate, which is based on one, three or six-month interest periods (including a SOFR adjustment of 10 basis points for a one-month interest period, 15 basis points for a three-month interest period and 25 basis points for a six-month interest period), as applicable.
Interest on Base Rate or Daily Simple SOFR Rate advances borrowed under the Credit Agreement are payable in arrears on a monthly basis. Interest on Term SOFR rate advances borrowed under the Credit Agreement are payable in arrears at the end of the interest period applicable to such advance, or, if less than such interest period, three months after the beginning of such interest period. The Company pays the lenders a commitment fee on the amount of the unused commitments on a quarterly basis at a rate per annum that will vary from 0.20% to 0.30% depending on the Company’s debt to capitalization ratio.
Outstanding borrowings under the Credit Agreement are subject to, among other things, a borrowing base. The borrowing base includes, among other things, (a) 90% of the net book value of presold housing units, (b) 85% of the net book value of model housing units, (c) 85% of the net book value of speculative housing units, (d) 70% of the net book value of finished lots, (e) 85% of the net book value of certain built-for-rent units, and (f) 75% of the net book value of other built-for-rent units, in each case subject to certain exceptions and limitations set forth in the Credit Agreement. The borrowing base availability is reduced dollar-for-dollar for any outstanding unsecured indebtedness permitted under the Credit Agreement.
Our mortgage banking joint venture, Jet HomeLoans, is exposed to interest rate risk as it relates to its lending activities. Jet HomeLoans underwrites and originates mortgage loans, which are sold through either optional or mandatory forward delivery contracts into the secondary markets. The loan portfolio of Jet HomeLoans is held for sale and subject to forward sale commitments. Jet HomeLoans also sells all of its mortgages held for sale on a servicing released basis.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2023. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2023 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

Table of Contents,
Changes in Internal Controls
There was no change in our internal control over financial reporting as such term is defined in the Exchange Act Rule 13a-15(f) that occurred during the three and nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There are numerous factors that affect our business and results of operations, many of which are beyond our control. Refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which contains descriptions of significant risks that have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as presented below, there have been no material changes to risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II – Item 1A of our Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023.
Our ability to access and obtain capital in the future could be adversely affected as a result of a downgrade in any of our credit ratings.
Our ability to access and obtain financing on favorable terms is a key component of the Company’s operating capacity. If negative rating actions, including downgrades, were to occur for either the Company’s corporate credit rating or the credit ratings for our senior unsecured notes, it could impact our access to new debt or result in less-than-favorable terms for any future debt obtained, such as harsher covenants, increased cost to obtain new debt and higher interest rates. Either scenario could result in a material adverse effect on liquidity, financial condition and results of operations, which could serve to further compound negative rating actions and their effects on our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Buyback Program
In June 2023, the Company’s Board of Directors (the “Board”) approved a share buyback program under which the Company can repurchase up to $25 million of its Class A common stock through June 30, 2026 in open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Board also authorized the Company to establish “Rule 10b5-1 trading plans” for any share repurchases. The actual timing, number and value of shares repurchased under the share buyback program will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading plans, price, general business and market conditions, and alternative investment opportunities. The share buyback program does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time. During the three and nine months ended September 30, 2023, the Company has not repurchased any stock under the share buyback program.

Table of Contents,
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

Directors and Executive Officers. Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act (“Rule 10b5-1”) and in compliance with guidelines specified by the Company. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s equity plans (“Rule 10b5-1 Trading Plans”). Under a Rule 10b5-1 Trading Plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted, terminated or modified by our directors and executive officers during the three months ended September 30, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Adoption, Termination or Modification	Date of Adoption, Termination or Modification	Scheduled Expiration Date of Plan	Number of Shares to be Sold under the Plan
Patrick O. Zalupski President, Chief Executive Officer and Chairman of the Board of Directors	Adoption	August 31, 2023	June 26, 2024	1,000,000
Douglas J. Moran Senior Vice President and Chief Operating Officer	Adoption	August 22, 2023	April 23, 2024	150,000
L. Anabel Fernandez Senior Vice President and Chief Financial Officer	Adoption	August 22, 2023	May 31, 2024	20,000

The Company. In June 2023, the Company entered into a Rule 10b5-1 Trading Plan to execute repurchases of its Class A common stock under the share buyback program, effective July 1, 2023. Under the Company’s Rule 10b5-1 Trading Plan, a broker will execute purchases pursuant to parameters and prices pre-established by the Company without further direction. The Company’s Rule 10b5-1 Trading Plan has a scheduled expiration date of November 6, 2023 and includes an aggregate amount of $25 million of Class A common stock.

Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On November 1, 2023, the Company entered into an amended and restated employment agreement with each of Patrick Zalupski, Douglas Moran and L. Anabel Fernandez, respectively, as described below:

Patrick Zalupski. The amended and restated employment agreement with Mr. Zalupski is the same as his prior employment agreement except that the amended and restated employment agreement: (i) removes legacy IPO and bonus information; (ii) provides for a base salary of $1,150,000; (iii) provides that he is entitled to use aircrafts charted by the Company for business and personal travel (subject to compliance with the Company’s personal use policy established by the Compensation Committee); (iv) provides that his entitlement to any perquisites shall be governed by the Company’s policies in effect from time to time; (v) includes an acknowledgement that any compensation payable after the effective date will be subject to the Company’s Compensation Recovery Policy and (vi) includes other non-substantive changes.

Table of Contents,
Douglas Moran. The amended and restated employment agreement with Mr. Moran is the same as his prior employment agreement except that the amended and restated employment agreement: (i) removes legacy IPO and bonus information; (ii) provides for a base salary of $750,000; (iii) provides that any unvested restricted stock units owned upon death, disability or a Change in Control (as defined in the employment agreement) in which Patrick Zalupski does not retain control of the acquiror or successor will immediately become fully vested; (iv) provides that any unvested restricted stock units owned following a Change in Control (as defined in the employment agreement) in which Patrick Zalupski does retain control of the acquiror or successor will immediately become fully vested if the executive is terminated without Cause (as defined in the employment agreement) during the 24 months following such Change in Control; (v) provides that his entitlement to any perquisites shall be governed by the Company’s policies in effect from time to time; (vi) includes an acknowledgement that any compensation payable after the effective date will be subject to the Company’s Compensation Recovery Policy and (vii) includes other non-substantive changes.

L. Anabel Fernandez. The amended and restated employment agreement with Ms. Fernandez is the same as her prior employment agreement except that the amended and restated employment agreement: (i) removes legacy IPO and bonus information; (ii) provides for a base salary of $650,000; (iii) provides for one year of base salary and reimbursement of COBRA coverage payable over 12 months as severance in the event she is terminated without Cause (as defined therein), increasing to two years of base salary and reimbursement of COBRA coverage payable over 24 months if such termination occurs within 24 months of a Change in Control (as defined in the employment agreement); (iv) provides that any unvested restricted stock units owned upon death, disability or a Change in Control (as defined in the employment agreement) in which Patrick Zalupski does not retain control of the acquiror or successor will immediately become fully vested; (v) provides that any unvested restricted stock units owned following a Change in Control (as defined in the employment agreement) in which Patrick Zalupski does retain control of the acquiror or successor will immediately become fully vested if the executive is terminated without Cause (as defined in the employment agreement) during the 24 months following such Change in Control; (vi) provides that her entitlement to any perquisites shall be governed by the Company’s policies in effect from time to time; (vii) includes an acknowledgement that any compensation payable after the effective date will be subject to the Company’s Compensation Recovery Policy and (viii) includes other non-substantive changes.

The foregoing descriptions of the amended and restated employment agreements are qualified in their entirety by reference to the text of the such agreements, which are filed as Exhibits 10.3, 10.4 and 10.5 to this Form 10-Q.

Table of Contents,
ITEM 6. EXHIBITS

Exhibit No.	Description
4.1
Indenture, dated as of August 22, 2023, by and among the Company, the Guarantors and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference from Exhibit 4.1 to Form 8-K filed on August 22, 2023)

10.1+*
Second Amendment to Amended and Restated Credit Agreement, dated as of July 19, 2023, among Dream Finders Homes, Inc., Bank of America, N.A., as administrative agent, collateral agent and issuing bank, and the lenders named therein as parties thereto.

10.2+*
Third Amendment to Amended and Restated Credit Agreement, dated as of July 19, 2023, among Dream Finders Homes, Inc., Bank of America, N.A., as administrative agent, collateral agent and issuing bank, and the lenders named therein as parties thereto.

10.3*†	Amended and Restated CEO Employment Agreement
10.4*†	Amended and Restated COO Employment Agreement
10.5*†	Amended and Restated CFO Employment Agreement
31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Dream Finders Homes, Inc.

Date:	November 2, 2023	/s/ Patrick O. Zalupski
Patrick O. Zalupski President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

	November 2, 2023	/s/ L. Anabel Fernandez
L. Anabel Fernandez Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)