Form 10-Q
period 2024-03-31
Dream Finders Homes, Inc.
filed 2024-05-02
CIK 1825088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2024, there were 34,502,077 shares of the registrant’s Class A common stock, par value $0.01 per share, issued and outstanding and 59,226,153 shares of the registrant’s Class B common stock, par value $0.01 per share, issued and outstanding.

Table of Contents,
PART I. FINANCIAL INFORMATION
ITEM 1. DREAM FINDERS HOMES, INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$239,428	$494,145
Restricted cash	28,392	54,311
Accounts receivable	28,213	30,874
Inventories	1,733,488	1,440,249
Lot deposits	268,074	247,207
Other assets	68,317	80,759
Investments in unconsolidated entities	17,688	15,364
Property and equipment, net	8,275	7,043
Right-of-use assets	19,986	20,280
Goodwill	305,068	172,207
Total assets	$2,716,929	$2,562,439

Liabilities
Accounts payable	$144,466	$134,115
Accrued expenses	113,808	207,389
Customer deposits	169,291	172,574
Construction lines of credit	710,288	530,384
Senior unsecured notes, net	294,243	293,918
Lease liabilities	20,842	21,114
Contingent consideration	112,956	116,795
Total liabilities	$1,565,894	$1,476,289
Commitments and contingencies (Note 5)
Mezzanine Equity
Redeemable preferred stock	148,500	148,500
Redeemable noncontrolling interest	28,533	—
Equity
Class A common stock, $0.01 per share, 289,000,000 authorized, 34,419,949 and 32,882,124 outstanding as of March 31, 2024 and December 31, 2023, respectively	344	329
Class B common stock, $0.01 per share, 61,000,000 authorized, 59,226,153 and 60,226,153 outstanding as of March 31, 2024 and December 31, 2023, respectively	592	602
Additional paid-in capital	268,242	275,241
Retained earnings	699,531	648,412
Total Dream Finders Homes, Inc. stockholders’ equity	968,709	924,584
Noncontrolling interests	5,293	13,066
Total equity	974,002	937,650
Total liabilities, mezzanine equity and equity	$2,716,929	$2,562,439
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents,
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Homebuilding	$825,221	$767,476
Other	2,579	1,944
Total revenues	827,800	769,420
Homebuilding cost of sales	678,640	637,344
Selling, general and administrative expense	81,793	60,761
Income from unconsolidated entities	(4,903)	(2,958)
Contingent consideration revaluation	3,207	5,316
Other income, net	(1,761)	(430)
Income before taxes	70,824	69,387
Income tax expense	(15,141)	(17,636)
Net and comprehensive income	55,683	51,751
Net and comprehensive income attributable to noncontrolling interests	(1,189)	(2,662)
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$54,494	$49,089
Earnings per share
Basic	$0.55	$0.49
Diluted	$0.55	$0.45
Weighted-average number of shares
Basic	93,325,838	92,940,291
Diluted	99,935,524	108,822,306
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents,
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three months ended March 31, 2024 and 2023
(In thousands, except share amounts) (Unaudited)

	Dream Finders Homes, Inc. Stockholders’ Equity
	Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Total Noncontrolling Interests	Total Equity	Redeemable Preferred Stock		Redeemable Noncontrolling Interest
	Shares	Amount	Shares	Amount					Shares	Amount
Balance as of December 31, 2023	32,882,124	$329	60,226,153	$602	$275,241	$648,412	$13,066	$937,650	150,000	$148,500	$—
Stock-based compensation	—	—	—	—	3,462	—	—	3,462	—	—	—
Vesting of stock-based compensation	823,716	8	—	—	(8)	—	—	—	—	—	—
Withholding of common stock for taxes	(285,891)	(3)	—	—	(10,453)	—	—	(10,456)	—	—	—
Class B common stock exchanged for Class A common stock	1,000,000	10	(1,000,000)	(10)	—	—	—	—	—	—	—
Distributions	—		—	—	—	—	(8,962)	(8,962)	—	—	—
Preferred stock dividends declared	—	—	—	—	—	(3,375)	—	(3,375)	—	—	—
Noncontrolling interest issued in business combination	—	—	—	—	—	—	—	—	—	—	28,533
Net and comprehensive income	—	—	—	—	—	54,494	1,189	55,683	—	—	—
Balance as of March 31, 2024	34,419,949	$344	59,226,153	$592	$268,242	$699,531	$5,293	$974,002	150,000	$148,500	$28,533

	Dream Finders Homes, Inc. Stockholders’ Equity
	Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Total Noncontrolling Interests	Total Equity	Redeemable Preferred Stock
	Shares	Amount	Shares	Amount					Shares	Amount
Balance as of December 31, 2022	32,533,883	$325	60,226,153	$602	$264,757	$365,994	$12,970	$644,648	157,143	$156,045
Stock-based compensation	241,643	2	—	—	2,428	—	—	2,430	—	—
Distributions	—	—	—	—	—	—	(1,024)	(1,024)	—	—
Preferred stock dividends declared	—	—	—	—	—	(3,375)	—	(3,375)	—	—
Net and comprehensive income	—	—	—	—	—	48,875	2,662	51,537	—	214
Balance as of March 31, 2023	32,775,526	$327	60,226,153	$602	$267,185	$411,494	$14,608	$694,216	157,143	$156,259
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents,
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net and comprehensive income	$55,683	$51,751
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation and amortization	2,197	2,635
Gain on sale of property and equipment	(46)	(19)
Amortization of lease right-of-use assets	1,836	1,790
Stock-based compensation	3,462	2,430
Deferred tax benefit	(1,662)	(83)
Return on investments, net of income from unconsolidated entities	(2,325)	513
Contingent consideration revaluation	3,207	5,316
Payments of contingent consideration	(2,841)	(529)
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	2,662	9,926
Inventories	(172,232)	(55,543)
Lot deposits	(19,258)	14,935
Other assets	13,346	(7,103)
Accounts payable and accrued expenses	(117,658)	(80,049)
Customer deposits	(12,088)	20,205
Lease liabilities	(1,814)	(1,764)
Net cash used in operating activities	(247,531)	(35,589)
Cash flows from investing activities
Purchase of property and equipment	(2,074)	(1,380)
Proceeds from disposal of property and equipment	46	20
Payments for business combination	(183,983)	—
Net cash used in investing activities	(186,011)	(1,360)
Cash flows from financing activities
Proceeds from construction lines of credit	280,000	2,745,000
Repayments on construction lines of credit	(100,096)	(2,795,256)
Payments of debt issuance costs	—	(125)
Payments of preferred stock dividends	(3,375)	(3,375)
Payments for common stock withheld for taxes	(10,456)	—
Distributions	(8,962)	(1,024)
Payments of contingent consideration	(4,205)	(5,950)
Net cash provided by/(used in) financing activities	152,906	(60,730)

Net decrease in cash, cash equivalents and restricted cash	(280,636)	(97,679)
Cash, cash equivalents and restricted cash at beginning of period	548,456	395,130
Cash, cash equivalents and restricted cash at end of period	$267,820	$297,451

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$239,428	$266,569
Restricted cash	28,392	30,882
Total cash, cash equivalents and restricted cash	$267,820	$297,451

Table of Contents,
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosures of cash payments:
Cash paid for income taxes, net of refunds	$102,333	$35,603

Supplemental disclosures of noncash activities:
Noncash investing activities
Noncontrolling interest issued in business combination	$28,533	$—
Accrued cash consideration for business combination	23,084	—
Total noncash investing activities	$51,617	$—

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
Basis of Presentation and Consolidation
The accompanying unaudited, condensed consolidated financial statements include the accounts of DFH, Inc., its wholly owned subsidiaries and its investments that qualify for consolidation treatment (see Note 6, Variable Interest Entities). The accompanying statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for a complete set of financial statements. As such, the accompanying statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The accompanying statements include all adjustments that are of a normal, recurring nature and necessary for the fair presentation of our results for the interim periods presented, which are not necessarily indicative of results to be expected for the full year due to seasonal variations in operating results and other factors. All intercompany accounts and transactions have been eliminated in consolidation. There are no other components of comprehensive income not already reflected in net and comprehensive income on our Condensed Consolidated Statements of Comprehensive Income.
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
Reclassifications
Certain reclassifications have been made in the condensed consolidated financial statements for 2023 to conform to the classifications used in 2024.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) Number 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires more disaggregated income tax disclosures, including additional information in the rate reconciliation and additional disclosures about income taxes paid. ASU 2023-09 will become effective for us for the fiscal year ending December 31, 2025. Early adoption is permitted, and guidance should be applied prospectively, with an option to apply guidance retrospectively. We are currently evaluating the impact of the adoption of ASU 2023-09 on our condensed consolidated financial statements.
In November 2023, the FASB issued ASU Number 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker(s) that are included within each reported measure of segment profit or loss. The guidance also expands disclosure requirements for interim periods, as well as requires disclosure of other segment items, including the title and position of the entity’s chief operations decision maker(s). ASU 2023-07 will become effective for us for the fiscal year ending December 31, 2024, and for interim periods starting in our first quarter of 2025. Early adoption is permitted, and guidance is required to be applied retrospectively. We are currently evaluating the impact of the adoption of ASU 2023-07 on our condensed consolidated financial statements.

Table of Contents,
2.     Business Combinations
Crescent Business Combination
On February 1, 2024, the Company completed the acquisition of certain assets and assumed certain liabilities, comprising the majority of the homebuilding business of Crescent Ventures, LLC (“Crescent Homes” or “Crescent”) through DFH subsidiaries, Dream Finders Holdings, LLC, and DFH Crescent, LLC (“DFH Crescent”), a newly formed entity for purposes of consummating this transaction. This acquisition allowed the Company to expand into the markets of Charleston and Greenville, South Carolina, and Nashville, Tennessee. The estimated cash consideration for the Crescent acquisition as of March 31, 2024 was $207.1 million, subject to customary post-closing adjustments. During the three months ended March 31, 2024, payments of $184 million have been made with cash on hand and proceeds from borrowings under the Company’s revolving credit facility. Additionally, as part of the consideration, the former owner of Crescent Homes received a noncontrolling ownership in DFH Crescent and contractual rights to a portion of its future earnings upon exceeding a minimum earnings threshold.
The agreement includes certain put and call options available to the former owner and the Company upon the occurrence of certain events that are not solely in the control of the Company. As a result, the noncontrolling interest is redeemable and reported within mezzanine equity on the Company’s Condensed Consolidated Balance Sheet at the greater of the initial carrying amount adjusted for the noncontrolling interest’s share of net income (loss) or its redemption value. After achieving the minimum earnings threshold, the amount of net and comprehensive income that is attributable to the redeemable noncontrolling interest will be presented within net and comprehensive income attributable to noncontrolling interests in the Condensed Consolidated Statements of Comprehensive Income.
The acquisition was accounted for as a business combination under Accounting Standards Codification (“ASC”) Topic 805. In determining a preliminary purchase price allocation, we evaluated Crescent Homes’ tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of February 1, 2024. Goodwill was recorded as the residual amount by which the purchase price plus the fair value of the noncontrolling interest exceeded the provisional fair value of the net assets acquired and is expected to be fully deductible for tax purposes. Goodwill consists primarily of expected synergies of combining operations, the acquired workforce, and growth opportunities, none of which qualify as separately identifiable intangible assets. As of March 31, 2024, the Company has completed its preliminary allocation of the purchase price. The principal open items relate to the valuation of redeemable noncontrolling interest and inventory. We expect to finalize the purchase price allocation no later than one year from the acquisition date.

The fair value of the redeemable noncontrolling interest, inclusive of the put and call options described above, was determined using an income-based approach, coupled with Monte Carlo simulations which were impacted by various inputs including projected future cash flows, discount rates and market volatility. The initial fair value of the redeemable noncontrolling interest was estimated at approximately $28.5 million as of the acquisition date.
The estimated consideration for the total purchase price is as follows (in thousands):

Cash consideration	$207,067
Fair value of the redeemable noncontrolling interest	28,533
Total consideration	$235,600
The preliminary purchase price allocation as of March 31, 2024 is as follows (in thousands):

Inventories	$120,682
Other assets	1,790
Property and equipment	418
Accounts payable	(9,311)
Customer deposits	(8,804)
Accrued expenses	(2,036)
Net assets acquired	102,739
Goodwill	132,861
Total purchase price	$235,600

Table of Contents,
The newly acquired Crescent Homes operations are included in the Mid-Atlantic segment from the date of acquisition. Refer to Note 8, Segment Reporting for information.
The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and have been presented as if the Crescent Homes acquisition had occurred on January 1, 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Unaudited Pro Forma(1)
Total revenue	$848,907	$838,376
Net and comprehensive income attributable to Dream Finders Homes, Inc.	55,241	57,249
(1)This unaudited pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had occurred on that date, nor of the results that may be obtained in the future.
For the three months ended March 31, 2024, Crescent Homes contributed $48.3 million in homebuilding revenues, and $2.3 million in net and comprehensive income, all of which is attributable to the Company.
Contingent Consideration from Previous Business Combinations
In connection with applicable business combinations, the Company records the fair value of contingent consideration as a liability as of the acquisition date as prescribed by the underlying agreement. The initial measurement of contingent consideration is based on projected cash flows such as revenues, gross margin, overhead expenses and pre-tax income of the acquired business and is discounted to present value using the discounted cash flow method. The remaining estimated contingent consideration payments are subsequently remeasured to fair value as of each reporting date based on the estimated future earnings of the acquired entities and the re-assessment of risk-adjusted discount rates that reflect current market conditions.
Maximum potential exposure for contingent consideration is not estimable based on the contractual terms of the contingent consideration agreements, which allow for a percentage payout based on a potentially unlimited range of pre-tax income amounts.
As of March 31, 2024 and December 31, 2023, the Company remeasured the fair value of contingent consideration related to the 2020 acquisition of H&H Constructors of Fayetteville, LLC and adjusted the liability to $5.6 million and $11.7 million, respectively, based on actual results achieved, revised pre-tax income forecasts and revised discount rates as of the balance sheet date and from accretion of the liability. The Company recorded contingent consideration adjustments resulting in $0.9 million of expense and $1.5 million of expense for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there were 6 months remaining under the contingent consideration agreement.
As of March 31, 2024 and December 31, 2023, the Company remeasured the fair value of contingent consideration related to the 2021 acquisition of McGuyer Homebuilders, Inc. (“MHI”) and adjusted the liability to $107.4 million and $105.1 million, respectively, based on actual results achieved, revised pre-tax income forecasts and revised discount rates as of the balance sheet date and from accretion of the liability. The Company recorded contingent consideration adjustments resulting in $2.3 million of expense and $3.4 million of expense for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there were 18 months remaining under the contingent consideration agreement.
See Note 9, Fair Value Disclosures for the fair value measurement of contingent consideration.

Table of Contents,
3.    Debt

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

The Company received net proceeds from the issuance and sale of the 2028 Notes of $293.5 million after unamortized debt issuance costs of $6.5 million, which reduced the carrying value of the 2028 Notes reported on the Condensed Consolidated Balance Sheets. The net proceeds from the 2028 Notes were used to repay a portion of the then outstanding balance under the Company’s revolving credit facility. See Note 9, Fair Value Disclosures for more information.

The 2028 Notes are redeemable by the Company prior to August 15, 2025 through the payment of the principal amount due, which can be accomplished through the issuance of certain restricted equity offerings for specified portions of principal notes outstanding, plus specified rates and accrued and unpaid interest, and a make-whole premium in the event 100% of the principal amount is redeemed. On or after August 15, 2025, the 2028 Notes are redeemable at specified rates equal to 104.1% of the principal balance, plus accrued and unpaid interest, and periodically decrease to 100% on August 15, 2027. Upon the occurrence of a Change of Control (as defined in the Indenture), the holders of the 2028 Notes will have the right to require the Company to repurchase all or a portion of the 2028 Notes at a price equal to 101% of the aggregate principal amount of the 2028 Notes, plus any accrued and unpaid interest. As of March 31, 2024 and December 31, 2023, unamortized debt issuance costs were $5.8 million and $6.1 million, respectively.

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

Credit Agreement
On July 19, 2023, the Company entered into amendments to its existing revolving credit facility (as amended, the “Credit Agreement”). The amendments, among other things, (i) provide for an increase in the aggregate commitments under the revolving credit facility to $1.2 billion, subject to a borrowing base; (ii) extend the maturity date from June 2, 2025 to July 17, 2026 for certain new and existing lenders comprising $1.1 billion of the $1.2 billion of aggregate commitments under the Credit Agreement; (iii) authorize the non-extending lenders to extend their maturity dates to July 17, 2026, with the consent of the Company; (iv) provide the Company with the ability to incur certain additional unsecured debt; and (v) reference a Secured Overnight Financing Rate (“SOFR”) based rate, as described below. Certain of our subsidiaries guaranteed the Company’s obligations under the Credit Agreement. The amendments also updated the Company’s minimum tangible net worth covenant which resulted in an increase to the base component of such covenant from $385.0 million to $607.0 million. The Credit Agreement includes an accordion feature that allows the aggregate commitments to increase to up to $1.6 billion, subject to a borrowing base.
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
As of March 31, 2024 and December 31, 2023, the outstanding balance under the Credit Agreement was $710.0 million and $530.0 million, respectively. Under the Credit Agreement, the funds available are unsecured and availability under the borrowing base is calculated based on specific advance rates for finished lots, construction in process homes, and finished homes inventory on the Condensed Consolidated Balance Sheets, and reduced for any outstanding unsecured indebtedness permitted under the Credit Agreement, including the 2028 Notes. The Company had capitalized debt issuance costs related to construction lines of credit, net of amortization, of $6.3 million and $7.0 million as of March 31, 2024 and December 31, 2023, respectively, which were included in other assets on the Condensed Consolidated Balance Sheets.

Table of Contents,
Debt issuance costs that are recorded to capitalized interest are expensed in cost of sales as the homes close. The Company was in compliance with all debt covenants as of March 31, 2024 and December 31, 2023. The Company expects to remain in compliance with all debt covenants over the next 12 months.
4.    Inventories
Inventories consist of construction in process (“CIP”) and finished homes, including capitalized interest costs incurred under our debt obligations discussed in Note 3, owned land and lots and pre-acquisition land costs. CIP represents homes under construction or completed, including sold, speculative (“spec”) and model homes. CIP includes the cost of finished lots and all direct costs incurred to build homes. The cost of homes is expensed on a specific identification basis when the home is delivered to the customer. Finished lots are generally purchased just-in-time for construction, whether for spec or sold homes, and are included within owned land and lots until construction begins when the finished lot cost is transferred to CIP. Costs related to finished lots or land under development held by third-party land bank partners incurred prior to the Company’s purchase of the land, including lot option fees, property taxes and due diligence costs are capitalized into pre-acquisition land costs.
Inventories consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31,	As of December 31,
	2024	2023
Construction in process and finished homes	$1,524,546	$1,251,767
Owned land and lots	133,216	119,675
Pre-acquisition land costs	75,726	68,807
Inventories	$1,733,488	$1,440,249
Capitalized interest activity related to our construction lines of credit and senior unsecured notes, net is summarized in the table below for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Capitalized interest as of beginning of the period	$27,311	$27,682
Interest incurred	19,036	19,318
Interest charged to homebuilding cost of sales	(15,508)	(15,801)
Capitalized interest as of end of the period	$30,839	$31,199
The Company reviews the performance and outlook of its inventories for indicators of potential impairment on a quarterly basis at the community level. In addition to considering market and economic conditions, the Company assesses current sales absorption levels and recent profitability. The Company looks for instances where sales prices for a home in backlog or potential sales prices for a future sold home would be at a level at which the carrying value of the home may not be recoverable. There were no inventory impairment charges and $0.6 million in inventory impairment charges recorded for the three months ended March 31, 2024, and 2023, respectively. The Company reviews lot deposits for impairment on a quarterly basis and will record an impairment charge if it believes it will forfeit its deposit on an individual or portfolio of lots. The Company recorded $0.1 million and $0.9 million of lot deposit impairments for the three months ended March 31, 2024, and 2023, respectively.

Table of Contents,
5.    Commitments and Contingencies
Legal Proceedings

We are party to legal matters from time to time that typically are derived from the Company’s general business practices, primarily related to the construction of homes. The Company believes that if a claim has merit, parties other than the Company would be, at least in part, liable for the claim, and the eventual outcome of the claim would not have a material adverse effect upon our condensed consolidated financial statements. When we believe that a loss is probable and estimable, we record the estimated contingency loss in our Condensed Consolidated Statements of Comprehensive Income.

We do not believe that any future outcomes of any claims or lawsuits currently outstanding will have a material adverse effect upon our condensed consolidated financial statements.
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
The primary risk of loss associated with the Company’s involvement in these VIEs is limited to the Company’s initial capital contributions due to bankruptcy or insolvency of the VIE; however, management has deemed the likelihood of this as remote. The maximum exposure to loss related to the VIEs is disclosed below, which equals the Company’s capital investment in each entity.
Pursuant to ASC Topic 810 and subtopics related to the consolidation of VIEs, management analyzes the Company’s investments first under the variable interest model to determine if they are VIEs and, if so, whether the Company is the primary beneficiary. Management determines whether the Company is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion if changes to the Company’s involvement arise. To make this determination, management considers factors such as whether the Company could direct finance, determine or limit the scope of the entity, sell or transfer property, direct development or direct other operating decisions. The primary beneficiary is defined as the entity having both of the following characteristics: 1) the power to direct the activities that most significantly impact the VIE’s economic performance, and 2) the obligation to absorb losses and rights to receive the returns from the VIE that would be potentially significant to the VIE. Management consolidates the entity if the Company is the primary beneficiary or if a standalone primary beneficiary does not exist and the Company and its related parties collectively meet the definition of a primary beneficiary. If the investment does not qualify as a VIE under the variable interest model, management then evaluates the entity under the voting interest model to assess if consolidation is appropriate.
For VIEs that the Company does consolidate, management has the power to direct the activities that most significantly impact the VIEs’ economic performance. The Company typically serves as the party with homebuilding expertise in the VIE. The Company does not guarantee the debts of the VIEs, and creditors of the VIEs have no recourse against the Company. For VIEs that the Company does not consolidate, the Company does not hold the power to direct the activities that most significantly impact the VIEs’ economic performance. The Company’s maximum exposure to loss is limited to its investment in the entities because the Company is not obligated to provide them with any additional capital and does not guarantee any of the unconsolidated VIEs’ debt or other liabilities.

Table of Contents,
The table below displays the carrying amounts of the Company’s investments in unconsolidated VIEs as of March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31,	As of December 31,
Unconsolidated	2024	2023
Jet HomeLoans	$12,908	$9,301
Other unconsolidated VIEs	4,780	6,063
Total investment in unconsolidated VIEs	$17,688	$15,364
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
Dream Finders possesses no more than limited protective legal rights through the lot option contracts in the specific finished lots that are purchased and possesses no participative rights in the land bank entities. Accordingly, the Company does not have the power to direct the activities of a land bank entity that most significantly impact its economic performance. For the aforementioned reasons, the Company concluded that it is not the primary beneficiary of the land bank entities with which it enters into lot option contracts, and therefore the Company does not consolidate any of these VIEs. The Company’s risk of loss related to finished lot option and land bank option deposits and related fees was $326.3 million and $328.0 million as of March 31, 2024 and December 31, 2023, respectively.

Table of Contents,
7.    Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 is estimated to be 21.4% and 25.4%, respectively. The effective tax rate decrease of 4.0% is primarily attributable to increased windfall tax benefits from stock-based compensation, as well as a higher number of our home closings expected to qualify for the 45L tax credit in the current year compared to the prior year.
8.    Segment Reporting
The Company primarily operates in the homebuilding business and is organized and reported primarily by region. Our four reportable segments include the Southeast, Mid-Atlantic, Midwest and Financial Services. Operations related to the Crescent Homes acquisition are included in the Mid-Atlantic segment as of February 1, 2024. Our four reportable segments are comprised of the following:
•Southeast (Jacksonville, Orlando and Tampa, Florida and operations in the southeast coast of Florida; Savannah, Georgia; Hilton Head and Bluffton, South Carolina; Active Adult and Custom Homes operations in northeast Florida)
•Mid-Atlantic (DC Metro; Nashville, Tennessee; Charlotte, Fayetteville, Raleigh and Wilmington, North Carolina; Charleston, Myrtle Beach and Greenville, South Carolina)
•Midwest (Austin, Dallas, Houston and San Antonio, Texas, and Denver, Colorado)
•Financial Services (primarily Jet HomeLoans and Golden Dog Title and Trust)
The corporate component, which is not considered an operating segment, is reported separately as “Corporate”.
The following tables summarize revenues and income before taxes by segment for the three months ended March 31, 2024 and 2023, as well as total assets and goodwill by segment as of March 31, 2024 and December 31, 2023 (in thousands):

	Three Months Ended March 31,
Revenues:	2024	2023
Southeast	$280,498	$307,225
Mid-Atlantic	209,960	129,362
Midwest	334,763	330,889
Financial Services	14,313	10,359
Total segment revenues	839,534	777,835
Reconciling items from equity method investments	(11,734)	(8,415)
Consolidated revenues	$827,800	$769,420

	Three Months Ended March 31,
Income before taxes:	2024	2023
Southeast	$21,809	$27,907
Mid-Atlantic	17,502	4,877
Midwest	23,161	30,737
Financial Services	7,723	5,875
Corporate	3,053	2,322
Total segment income before taxes	73,248	71,718
Reconciling items from equity method investments	(2,424)	(2,331)
Consolidated income before taxes	$70,824	$69,387

Table of Contents,

	Assets:		Goodwill:
	March 31,	December 31,	March 31,	December 31,
	2024	2023	2024	2023
Southeast	$806,476	$781,162	$14,003	$14,003
Mid-Atlantic(1)	705,594	404,657	149,714	16,853
Midwest	978,337	915,199	141,071	141,071
Financial Services	163,073	207,385	280	280
Corporate(2)	193,533	407,932	—	—
Total segments	2,847,013	2,716,335	305,068	172,207
Reconciling items from equity method investments	(130,084)	(153,896)	—	—
Consolidated	$2,716,929	$2,562,439	$305,068	$172,207
(1)As of March 31, 2024, includes $132.9 million in goodwill related to the Crescent Homes acquisition.
(2)Corporate assets are comprised of, but are not limited to, operating and restricted cash, deferred tax assets, prepaids and other assets.
9.    Fair Value Disclosures
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
The following table presents a summary of the change in fair value measurement of contingent consideration, which is based on Level 3 inputs and is the only asset or liability measured at fair value on a recurring basis (in thousands):

Beginning balance, December 31, 2023	$116,795
Fair value adjustments related to prior year acquisitions	3,207
Contingent consideration payments	(7,046)
Ending balance, March 31, 2024	$112,956
Fair value measurements may also be utilized on a nonrecurring basis, such as for the accounting for business combinations or the impairment of long-lived assets and inventory. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and customer deposits, approximate their carrying amounts due to the short-term nature of these instruments. The fair value of the construction lines of credit approximates their carrying amounts since they are subject to short-term floating interest rates that reflect current market rates. The senior unsecured notes are Level 2 financial instruments. The estimated fair value of the 2028 Notes as of March 31, 2024 is $313.6 million based on recent trades or quoted market prices for debt of similar terms, including maturity, to achieve comparable yields.
10.    Related Party Transactions
The Company generally enters into related party transactions to secure finished lots for the construction of new homes.
DF Capital Management, LLC Funds
DF Capital Management, LLC (“DF Capital”) organizes real estate investment funds to acquire land and develop and sell finished lots. DF Capital is the investment manager of the funds. The Company owns a 49.0% membership interest in DF Capital. DF Capital is controlled by unaffiliated parties. As of March 31, 2024, DF Residential I, LP, the first of such investment funds in which the Company and certain directors invested in 2019, is in its final stage where only residual earnings remain to be distributed to investors.

Table of Contents,
DF Residential II, LP (“Fund II”) was organized in 2021. DF Management GP II, LLC, serves as the general partner of Fund II (the “DF Management II”). The Company indirectly owns 72.0% of the membership interests in DF Management II and receives 72.0% of the economic interests. DF Management II is controlled by unaffiliated parties. Fund II was fully committed as of January 2022 with total capital commitments of $322.1 million. The Company invested $3.0 million or 0.9% of the total committed capital of Fund II. Certain directors, executive officers and members of management invested as limited partners in Fund II in an aggregate amount of $33.9 million or 10.5% of the total committed capital.
Fund II has an exclusive right of first offer on any land bank financing projects that meet its investment criteria and are undertaken by the Company during Fund II’s investment period. As of March 31, 2024 and December 31, 2023, the Company had $42.3 million and $48.5 million, respectively, in outstanding lot deposits primarily related to Fund II, controlling 3,504 lots and 4,028 lots, respectively.
Jet HomeLoans LP, formerly Jet HomeLoans LLC
Jet HomeLoans performs mortgage origination activities for the Company, including underwriting and originating home mortgages for Company customers and non-Company customers. On September 30, 2023, the Company entered into a limited partnership agreement with the partners of Jet HomeLoans LLC to convert the venture into Jet HomeLoans LP. As part of the limited partnership agreement, the Company’s ownership percentage changed from 49.9% to 60.0%, but the Company is not the primary beneficiary. The change in ownership was effectuated through a distribution to the partners in exchange for the additional 10.1% ownership. Jet HomeLoans is accounted for under the equity method and is a related party of the Company. Jet HomeLoans is included within the Financial Services segment (see Note 8, Segment Reporting).
11.    Equity
Redeemable Noncontrolling Interest
On February 1, 2024, as part of the consideration for the Crescent Homes acquisition, the former owner of Crescent Homes received all of the series B units of DFH Crescent, representing a redeemable noncontrolling interest with contractual rights to a portion of DFH Crescent’s future earnings upon exceeding a minimum earnings threshold (see Note 2, Business Combinations). With the exception of certain acceleration clauses, the holder of the DFH Crescent series B units and the Company are entitled to a series of put and call options beginning on February 1, 2032. The DFH Crescent series B units have no liquidation preference, are not entitled to any dividends and have no voting rights.
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
The actual timing, number and value of shares repurchased under the share buyback program will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading plans, price, general business and market conditions, and alternative investment opportunities. The share buyback program does not obligate the Company to acquire any specific number of shares in any period and may be expanded, extended, modified or discontinued at any time. Through March 31, 2024, the Company has not repurchased any stock under the share buyback program.

Table of Contents,
12.    Earnings Per Share
The following weighted-average shares and share equivalents were used to calculate basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2024 and 2023 (in thousands, except share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$54,494	$49,089
Less: Preferred dividends	3,375	3,589
Net and comprehensive income available to common stockholders(1)	$51,119	$45,500
Denominator
Weighted-average number of common shares outstanding - basic	93,325,838	92,940,291
Add: Common stock equivalent shares(2)	6,609,686	15,882,015
Weighted-average number of shares outstanding - diluted	99,935,524	108,822,306
(1)For the diluted earnings per share calculation, $3.4 million in preferred dividends associated with redeemable preferred stock that are assumed to be converted have been added back to the numerator for both the three months ended March 31, 2024 and 2023.
(2)Since the conversion price of the Company’s redeemable preferred stock is based on an average of the closing price of Class A common stock for the 90 trading days immediately preceding the end of the current period, changes in the price of the Class A common stock may significantly affect the number of additional assumed common shares outstanding under the if-converted method for diluted EPS, even when the number of redeemable preferred stock shares outstanding is unchanged. Stock-based compensation awards are excluded from the calculation of diluted EPS in the event they are antidilutive. There were no common stock equivalent shares excluded from the diluted earnings per share calculation for either the three months ended March 31, 2024 or 2023.

Table of Contents,
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto. Unless the context otherwise requires, “Dream Finders,” ”DFH,” the “Company,” “we,” “our” and “us” refer collectively to Dream Finders Homes, Inc. and its subsidiaries.
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
The results delivered in the first quarter of 2024 met our expectations, and we maintain optimism for the remainder of the year ahead as housing demand dynamics continue to be favorable with constrained supply of both new and resale homes. Excluding built-for-rent deals, the Company had an increase in net sales of 28% for the first quarter of 2024 when compared to the first quarter of the prior year.
We are aware of the persistent inflationary conditions that remain at elevated levels. Consequently, the country expects less interest rate cuts in 2024 than were previously anticipated, and a significant decline in mortgage interest rates in 2024 is less likely now. Our asset-light strategy allows us to remain nimble in this inflationary environment, as we can strategically renegotiate lot option takedowns to match sales pace, allowing us to safeguard our financial position while also delivering favorable returns on stockholders’ equity.
Our current strategy for selling homes remains the same: delivering affordable, quick move-in homes and providing flexible sales incentives aimed at reducing monthly mortgage payments and closing costs for homebuyers. This strategy continues to prove successful in generating sales and improving our backlog conversion rate. We are committed to ongoing improvements in inventory turnover and effective cost management. Furthermore, our close monitoring of net new orders and community-level traffic enables us to promptly adapt to changes in local market conditions as necessary.
Our focused efforts in remaining asset-light, delivering affordable homes and expanding our footprint not only drove our strong performance this quarter, but also showcased our ability to navigate a challenging macroeconomic environment.
Key Results
Key financial results as of and for the three months ended March 31, 2024, as compared to as of and for the three months ended March 31, 2023 (unless otherwise noted) were as follows:
•Revenues increased 8% to $828 million from $769 million
•Home closings increased 9% to 1,655 from 1,517
•Average sales price (“ASP”) of homes closed increased to $494,995 from $490,553
•Net new orders increased 19% to 1,724 from 1,448
•Gross margin as a percentage of homebuilding revenues increased 80 basis points (“bps”) to 17.8% from 17.0%
•Adjusted gross margin (non-GAAP) as a percentage of homebuilding revenues increased 200 bps to 26.3% from 24.3%
•Income before taxes increased 2% to $71 million from $69 million
•Net and comprehensive income attributable to DFH increased 11% to $54 million from $49 million
•Basic earnings per share (“EPS”) was $0.55 and diluted EPS was $0.55, compared to $0.49 and $0.45, respectively
•EBITDA (non-GAAP) as a percentage of total revenues increased 90 bps to 12.8% from 11.9%

Table of Contents,
•Active community count increased 5% to 232 from 220
•Backlog of sold homes decreased 17% to 4,524 from 5,479, and the value of backlog decreased 8% to $2.3 billion from $2.5 billion
•Return on participating equity was 34.9% for the trailing twelve months ended March 31, 2024, compared to 46.0% for the trailing twelve months ended March 31, 2023
•Net debt to net capitalization of 39.9% as of March 31, 2024, compared to 43.3% as of March 31, 2023
•Total liquidity, comprised of cash and cash equivalents, and availability under the revolving credit facility, of $500 million as of March 31, 2024, compared to $828 million as of December 31, 2023
For reconciliations of the non-GAAP financial measures, including adjusted gross margin and EBITDA, to the most directly comparable GAAP financial measures, see “—Non-GAAP Financial Measures .”
Recent Developments
Expansion in the Southeast Segment

In early 2024, we expanded into the Space Coast and Treasure Coast, Florida markets (“Southeast Florida”). As of March 31, 2024, we controlled 1,002 lots in Southeast Florida.
Crescent Homes Acquisition
On February 1, 2024, we completed the acquisition of certain assets and assumed certain liabilities, comprising the majority of the homebuilding business of Crescent Ventures, LLC (“Crescent Homes” or “Crescent”) through DFH subsidiaries, Dream Finders Holdings, LLC, and DFH Crescent, LLC, a newly formed entity for purposes of consummating this transaction. This acquisition allowed us to expand into the markets of Charleston and Greenville, South Carolina, and Nashville, Tennessee. The estimated cash consideration for the Crescent acquisition as of March 31, 2024 was $207 million, subject to customary post-closing adjustments. During the three months ended March 31, 2024, payments of $184 million have been made with cash on hand and proceeds from borrowings under the Company’s revolving credit facility. Additionally, the former owner of Crescent Homes received consideration in the form of a noncontrolling ownership in DFH Crescent, LLC which includes contractual rights to a portion of its future earnings according to the terms of the agreement.
In accordance with Accounting Standards Codification (“ASC”) Topic 805, we recognized a noncontrolling interest and measured it at fair value on the acquisition date. We have not yet finalized our evaluation and determination of the total consideration paid and certain assets and liabilities acquired in accordance with ASC Topic 805. See Note 2, Business Combinations to our condensed consolidated financial statements included herein for additional information.

Table of Contents,
Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The following table sets forth our results of operations and balance sheet data (in thousands, except per share and share amounts) for the periods indicated:

	Three Months Ended March 31, (unaudited)
	2024	2023	Amount Change	% Change
Revenues:
Homebuilding	$825,221	$767,476	$57,745	8%
Other	2,579	1,944	635	33%
Total revenues	827,800	769,420	58,380	8%
Homebuilding cost of sales	678,640	637,344	41,296	6%
Selling, general and administrative expense	81,793	60,761	21,032	35%
Income from unconsolidated entities	(4,903)	(2,958)	(1,945)	66%
Contingent consideration revaluation	3,207	5,316	(2,109)	(40%)
Other income, net	(1,761)	(430)	(1,331)	310%
Income before taxes	70,824	69,387	1,437	2%
Income tax expense	(15,141)	(17,636)	2,495	(14%)
Net and comprehensive income	55,683	51,751	3,932	8%
Net and comprehensive income attributable to noncontrolling interests	(1,189)	(2,662)	1,473	(55%)
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$54,494	$49,089	$5,405	11%

Earnings per share(1)
Basic	$0.55	$0.49	$0.06	12%
Diluted	$0.55	$0.45	$0.10	22%
Weighted-average number of shares(1)
Basic	93,325,838	92,940,291	385,547	—%
Diluted	99,935,524	108,822,306	(8,886,782)	(8%)

Condensed Consolidated Balance Sheets Data (as of period end):
Cash and cash equivalents	$239,428	$266,569	$(27,141)	(10%)
Total assets	2,716,929	2,308,797	408,132	18%
Total debt	1,004,531	915,992	88,539	10%
Total equity	974,002	694,216	279,786	40%

Other Financial and Operating Data:
Active communities as of period end(2)	232	220	12	5%
Home closings	1,655	1,517	138	9%
Average sales price of homes closed(3)	$494,995	$490,553	$4,442	1%
Net new orders	1,724	1,448	276	19%
Cancellation rate	21.0%	20.9%	0.1%	—%
Backlog - units	4,524	5,479	(955)	(17%)
Backlog - value (in thousands)	$2,321,889	$2,534,354	$(212,465)	(8%)
Return on participating equity(4)	34.9%	46.0%	(11.1)%	(24%)
Net debt to net capitalization(5)	39.9%	43.3%	(3.4)%	(8%)
Gross margin (in thousands)(6)	$146,581	$130,132	$16,449	13%
Gross margin %(7)	17.8%	17.0%	0.8%	5%
Adjusted gross margin (in thousands)(8)	$217,213	$186,193	$31,020	17%
Adjusted gross margin %(7)(8)	26.3%	24.3%	2.0%	8%
EBITDA (in thousands)(8)	$105,594	$91,679	$13,915	15%
EBITDA margin %(8)(9)	12.8%	11.9%	0.9%	8%

Table of Contents,
(1)Refer to Note 12, Earnings Per Share to the condensed consolidated financial statements for disclosures related to the calculation of EPS. Diluted shares were calculated by using the treasury stock method for stock grants and the if-converted method for the redeemable preferred stock and the associated preferred dividends.
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
(4)Return on participating equity is calculated as net income attributable to DFH, less redeemable preferred stock distributions, divided by average beginning and ending total Dream Finders Homes, Inc. stockholders’ equity (“participating equity”) for the trailing twelve months.
(5)Net debt to net capitalization is defined as the sum of the senior unsecured notes, net and construction lines of credit, less cash and cash equivalents (“net debt”), divided by the sum of net debt, total mezzanine equity and total equity.
(6)Gross margin is homebuilding revenues less homebuilding cost of sales.
(7)Calculated as a percentage of homebuilding revenues.
(8)Adjusted gross margin and EBITDA are non-GAAP financial measures. For definitions of these non-GAAP financial measures and a reconciliation to our most directly comparable financial measures calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”
(9)Calculated as a percentage of total revenues.
The following tables summarize home closings, and ASP of homes closed by homebuilding segment for the three months ended March 31, 2024 and 2023, as well as active communities as of March 31, 2024 and 2023:

	Three Months Ended March 31, 2024		As of March 31, 2024
Segment	Home Closings	ASP	Active Communities
Southeast	578	$473,608	52
Mid-Atlantic	491	425,452	71
Midwest	586	574,359	109
Total	1,655	$494,995	232

	Three Months Ended March 31, 2023		As of March 31, 2023
Segment	Home Closings	ASP	Active Communities
Southeast	634	$450,188	62
Mid-Atlantic	370	364,679	36
Midwest	513	631,224	122
Total	1,517	$490,553	220

The following table presents income before taxes (in thousands), and homebuilding gross margin percentage by segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
Segment	Income Before Taxes	Gross Margin %	Income Before Taxes	Gross Margin %
Southeast	$21,809	17.9%	$27,907	16.0%
Mid-Atlantic	17,502	18.0	4,877	13.3
Midwest	23,161	17.5	30,737	19.1
Total	$62,472	17.8%	$63,521	17.0%

Table of Contents,
Revenues. Revenues for the three months ended March 31, 2024 were $828 million, an increase of $59 million, or 8%, from $769 million for the three months ended March 31, 2023. The increase in revenues was primarily attributable to 1,655 home closings for the three months ended March 31, 2024, an increase of 138 homes, or 9%, from the 1,517 home closings for the three months ended March 31, 2023. Of the 138 additional home closings, 111 homes with an ASP of $428,818 were contributed by the Crescent Homes acquisition. The consolidated ASP of homes closed for the three months ended March 31, 2024 was $494,995, a slight increase from an ASP of $490,553 for the three months ended March 31, 2023. Excluding Crescent Homes, 38% of our closings were in the Midwest segment, which had an ASP of $574,359, which is higher relative to our other homebuilding segments.
Homebuilding Cost of Sales and Gross Margin. Homebuilding cost of sales for the three months ended March 31, 2024 was $679 million, an increase of $42 million, or 6%, from $637 million for the three months ended March 31, 2023. The increase in homebuilding cost of sales was primarily due to the increase in home closings for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Homebuilding gross margin for the three months ended March 31, 2024 was $147 million, an increase of $17 million, or 13%, from $130 million for the three months ended March 31, 2023. Homebuilding gross margin as a percentage of homebuilding revenues was 17.8% for the three months ended March 31, 2024, an increase of 80 bps, or 5%, from 17.0% for the three months ended March 31, 2023. The increase in gross margin percentage was primarily attributable to direct cost reductions and, to a lesser extent, cycle time improvements across our homebuilding operations. The increase in gross margin percentage was partially offset by higher land and financing costs. In addition, amortization of purchase accounting adjustments associated with home closings contributed from the Crescent Homes acquisition negatively impacted the first quarter of 2024 gross margin percentage by approximately 50 bps. Purchase accounting amortization is a temporary cost that will conclude in conjunction with closing the remaining homes in inventory acquired from Crescent.
Adjusted Gross Margin. Adjusted gross margin for the three months ended March 31, 2024 was $217 million, an increase of $31 million, or 17%, from $186 million for the three months ended March 31, 2023. Adjusted gross margin as a percentage of homebuilding revenues for the three months ended March 31, 2024 was 26.3%, an increase of 200 bps, or 8%, from 24.3% for the three months ended March 31, 2023. The increase in adjusted gross margin was primarily due to direct cost reductions, partially offset by higher land costs. Adjusted gross margin is a non-GAAP financial measure. For the definition of adjusted gross margin and a reconciliation to our most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”
Southeast. Our Southeast segment total revenues for the three months ended March 31, 2024 were $280 million, a decrease of $27 million, or 9%, from $307 million for the three months ended March 31, 2023. This decline in revenue was primarily driven by a decrease in home closings of 56, or 9%, which was partially offset by a 5% increase in the ASP of homes closed of $473,608 for the three months ended March 31, 2024 when compared to the three months ended March 31, 2023. Homebuilding gross margin percentage was 17.9% for the three months ended March 31, 2024, representing an increase of 190 bps, or 12%, when compared to the three months ended March 31, 2023. The increase in gross margin percentage was primarily attributed to direct cost reductions and, to a lesser extent, cycle time improvements, partially offset by higher land and financing costs.
Mid-Atlantic. Our Mid-Atlantic segment total revenues for the three months ended March 31, 2024 were $210 million, an increase of $81 million, or 62%, from $129 million for the three months ended March 31, 2023. This revenue growth was primarily driven by an increase in home closings of 121, or 33%, for the three months ended March 31, 2024 compared to the three months March 31, 2023. Crescent Homes contributed $48 million in revenue and 111 home closings for the three months ended March 31, 2024. Excluding Crescent, Mid-Atlantic total revenues increased by 25% when compared to the prior year quarter. The revenue growth excluding Crescent Homes was primarily driven by an ASP of homes closed of $424,469 for the three months ended March 31, 2024, an increase of 16% when compared to an ASP of $364,679 for the three months ended March 31, 2023. Homebuilding gross margin percentage was 18.0% for the three months ended March 31, 2024, representing an increase of 470 bps, or 35%, when compared to the three months ended March 31, 2023. The improvement in gross margin percentage was primarily due to cost management efforts, including cycle time reductions, partially offset by higher land and financing costs and a lower gross margin for the Crescent Homes operations of 14.8%.
Midwest. Our Midwest segment total revenues for the three months ended March 31, 2024 were $335 million, an increase of $4 million, or 1%, from $331 million for the three months ended March 31, 2023. This increase was due to higher home closings of 73, or 14%, partially offset by a decrease of 9% in the ASP of homes closed. ASP of homes closed was $574,359 for the three months ended March 31, 2024 when compared to $631,224 for the three months March 31, 2023. Homebuilding gross margin percentage was 17.5% for the three months ended March 31, 2024, representing a decrease of 160 bps, or 8%, when compared to the three months

Table of Contents,
ended March 31, 2023. The reduction in gross margin percentage this quarter compared to the prior year quarter was due to an increase in land costs and, to a lesser extent, higher financing and closing costs, partially offset by direct cost reductions.
Selling, General and Administrative Expense. Selling, general and administrative expense (“SG&A”) for the three months ended March 31, 2024 was $82 million, an increase of $21 million, or 35%, from $61 million for the three months ended March 31, 2023. SG&A as a percentage of homebuilding revenues was 9.9% in the first quarter of 2024, an increase of 200 bps compared to 7.9% for the first quarter of 2023. The increase in SG&A was primarily attributable to higher compensation costs of $15 million associated with increased headcount due to our growth, including the recent acquisition of Crescent Homes, and stock awards. Additionally, for the first quarter of 2024, SG&A included $7 million of spend in relation to forward mortgage commitment programs to allow our homebuyers to lock in their interest rates on home loans at the point of sale compared with $4 million for the first quarter of 2023. We expense these costs as incurred.
Income from Unconsolidated Entities. Income from unconsolidated entities for the three months ended March 31, 2024 was $5 million, an increase of $2 million, or 66%, from $3 million for the three months ended March 31, 2023, primarily attributable to higher income from Jet HomeLoans.
Contingent Consideration Revaluation. Contingent consideration revaluation expense for the three months ended March 31, 2024 was $3 million, a decrease of $2 million, or 40%, from $5 million for the three months ended March 31, 2023. The decrease in contingent consideration expense in the first quarter of 2024 was primarily due to lower fair value adjustments of future expected earnout payments from the MHI and H&H acquisitions and, to a lesser extent, the earnout period of our VPH acquisition, which ended in the first quarter of 2023.
Other (Income) Expense, Net. Other income, net for the three months ended March 31, 2024 was $2 million, an increase of $2 million when compared to the three months ended March 31, 2023. The additional income was primarily due to increased interest income from our cash deposits with financial institutions.
Net and Comprehensive Income. Net and comprehensive income for the three months ended March 31, 2024 was $56 million, an increase of $4 million, or 8%, from $52 million for the three months ended March 31, 2023. The change in net and comprehensive income was primarily attributable to an increase in gross margin on home closings of $16 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The effective tax rate decreased by 4% during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, which also contributed to the increase in net and comprehensive income. The decrease in effective tax rate was primarily attributable to increased windfall tax benefits from stock-based compensation, as well as a higher number of home closings expected to qualify for the 45L tax credit in the current year compared to the prior year. The changes in net and comprehensive income attributable to Dream Finders Homes, Inc. are consistent with the changes in net and comprehensive income as there was no significant change in noncontrolling interests for the period.
Financial Services
Income before taxes for the three months ended March 31, 2024 for our Financial Services segment, net of reconciling items from equity method investments, was $5 million, an increase of $1 million, or 25%, from $4 million for the three months ended March 31, 2023. The increase in income before taxes for the Financial Services segment was primarily attributed to higher funded loan volume by Jet HomeLoans.
For the three months ended March 31, 2024, Jet HomeLoans originated and funded 878 home loans with an aggregate principal amount of approximately $380 million as compared to 621 home loans with an aggregate principal amount of approximately $249 million for the three months ended March 31, 2023. For the three months ended March 31, 2024 and 2023, respectively, Jet HomeLoans had net income of approximately $6 million and $5 million. Our interest in Jet HomeLoans is accounted for under the equity method and is not consolidated in our consolidated financial statements, as we do not control and are not deemed the primary beneficiary of the VIE. Refer to Note 6, Variable Interest Entities to the condensed consolidated financial statements for information on how the Company accounts for VIEs.
For the three months ended March 31, 2024, our wholly owned subsidiary, DF Title, had income before taxes of $4 million, an increase of $1 million, or 33%, from $3 million for the three months ended March 31, 2023. The increase in income before taxes was driven by the increase in home closings and ASP of homes closed, expansion of the title agency operations in the State of Texas, as well as cost management efforts.

Table of Contents,
Land Acquisition and Development Process
We employ an asset-light and cost-effective lot acquisition strategy to achieve our growth goals. This strategy involves two key approaches: finished lot option contracts and land bank option contracts. These option contracts generally allow us, at our option, to forfeit our right to purchase the lots controlled for any reason, and our sole legal obligation and economic loss as a result of such forfeitures is limited to the amount of the deposits paid pursuant to such option contracts and in the case of land bank option contracts, our loss is limited to the related lot option fees paid to the land bank partner, and for certain land bank option contracts, any potential performance obligations, management of the land development to completion and any cost overruns relative to the project. We provide lot deposits typically averaging 10% of the land purchase price.
As of March 31, 2024, our lot deposits for finished lot option and land bank option contracts were $268 million. As of March 31, 2024, we controlled 36,462 lots under finished lot option and land bank option contracts.
Owned and Controlled Lots
The following table presents our owned finished lots purchased just-in-time for production and controlled lots through option contracts by homebuilding segment as of March 31, 2024 and December 31, 2023:

	As of March 31,			As of December 31,
	2024			2023
Segment(1)	Owned (2)	Controlled	Total(3)	Owned	Controlled	Total	% Change
Southeast	3,287	13,743	17,030	3,057	13,063	16,120	6%
Mid-Atlantic(4)	2,423	10,231	12,654	1,802	4,795	6,597	92%
Midwest	2,312	12,488	14,800	2,070	11,890	13,960	6%
Grand Total(4)	8,022	36,462	44,484	6,929	29,748	36,677	21%
(1)See Note 8, Segment Reporting to the condensed consolidated financial statements for further explanation of our reportable segments.
(2)As of March 31, 2024, the Company had 8,022 owned lots, of which 5,061 were included in construction in process (“CIP”) and finished homes within the Condensed Consolidated Balance Sheet. Of the 5,061 owned lots included in CIP and finished homes, 4,565 were under construction, 368 were completed spec homes and 128 were model homes. The remaining owned lots were purchased just-in-time to start construction through existing lot option contracts.
(3)As of March 31, 2024, the Company had 1,697 owned lots and 874 controlled lots under built-for-rent contracts (see “—Net Sales, Backlog and Closings for a definition of built-for-rent contracts).
(4)As of March 31, 2024, the Crescent Homes acquisition contributed 619 and 5,025 owned and controlled lots, respectively.
Our Active Communities
A community becomes active once the model is completed or the community has its fifth net new order. A community becomes inactive when it has fewer than five units remaining to sell. Active community count is an important metric to forecast future net new orders for our business. As of March 31, 2024, we had 232 active communities, an increase of 12 communities, or 5%, as compared to 220 active communities as of March 31, 2023.
Our active community count excludes communities under the Company's built-for-rent contracts, as all sales to third-party investors occur at one point in time and these communities would have no homesites remaining to sell. As of March 31, 2024, the Company had 15 communities delivering closings under built-for-rent contracts.

Table of Contents,
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
Net Sales, Backlog and Closings
A new order (“new sale”) is reported when a customer has received preliminary mortgage approval and the sales contract has been signed by the customer, approved by us and secured by a deposit. These deposits are typically nonrefundable, but each customer situation is evaluated individually. Sales to third-party investors that intend to lease the homes (“built-for-rent contracts”) are reported when the Company has received a nonrefundable deposit.
Net new orders (or “net sales”) are sales of homes during the period less cancellations of existing sales contracts during the period. Our cancellation rate for a given period is calculated as the total number of sales contracts cancelled during the period, divided by the total number of new sales contracts entered into during the period. When a cancellation occurs, we generally retain the customer deposit and resell the home to a new customer. Cancellations can occur for various reasons outside of our control, including customer credit issues or changes in other personal circumstances.
The following table presents our net sales, starts and closings in each of our homebuilding segments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,						Period Over Period Percent Change
	2024			2023
Segment	Net Sales	Starts	Closings	Net Sales	Starts	Closings	Net Sales	Starts	Closings
Southeast(1)	277	788	578	494	658	634	-44%	20%	-9%
Mid-Atlantic	617	613	491	308	245	370	100%	150%	33%
Midwest	830	832	586	646	452	513	28%	84%	14%
Grand Total	1,724	2,233	1,655	1,448	1,355	1,517	19%	65%	9%
(1)Excluding net sales under built-for-rent contracts, net sales for the three months ended March 31, 2024 in the Southeast segment increased 19% when compared to the three months ended March 31, 2023.
Our backlog of sold homes (“backlog”) consists of homes under contract that have not yet been delivered to a homebuyer or third-party investor. Backlog represents the number of homes in backlog from the previous period, plus sales of homes during the current period less cancellations of existing sales contracts during the period (“net sales”), minus the number of home closings during the period. Our backlog at any given time will be affected by cancellations and the number of our active communities.
Homes in backlog are generally closed within one to nine months. The present shift towards spec home sales versus pre-order sales has led to a decrease in the number of homes remaining in backlog when compared to previous quarters. In addition, certain circumstances may impact our backlog conversion, such as built-for-rent contracts, which are customarily delivered over a longer period of time, as well as pre-order sales in new communities. The Company’s backlog may be impacted by customer cancellations for various reasons that are beyond our control, and, in light of our minimal required deposit, there is little negative impact to the potential homebuyer from the cancellation of the purchase contract.

Table of Contents,
The following table presents our backlog in number of homes, ASP and aggregate value (in thousands) for our homebuilding segments as of the dates set forth below:

	As of March 31,
	2024			2023
Segment	Homes	ASP	Value	Homes(1)	ASP	Value
Southeast	1,933	$421,208	$814,195	3,442	$406,666	$1,399,744
Mid-Atlantic(1)	1,202	490,623	589,729	774	352,721	273,006
Midwest	1,389	660,881	917,964	1,263	682,265	861,701
Total	4,524	$513,238	$2,321,889	5,479	$462,576	$2,534,454
(1)Backlog includes 493 homes from our Crescent Homes acquisition.
Backlog of sold homes as of March 31, 2024 was 4,524 homes valued at approximately $2.3 billion based on ASP, a decrease of 955 homes and $0.2 billion in value, or 17% and 8%, respectively, from 5,479 homes valued at approximately $2.5 billion as of March 31, 2023. The overall decrease in backlog is reflective of an increase in sales of move-in ready spec homes relative to pre-order sales, and to a lesser extent a reduction in net sales under built-for-rent contracts when compared to the prior year quarter. Spec homes typically result in quicker closings and turnover of the backlog. Approximately 727 of the homes in our backlog are expected to be delivered in 2025 and beyond.
Southeast. Backlog for the Southeast segment as of March 31, 2024 was 1,933 homes, a decrease of 1,509 from 3,442 homes as of March 31, 2023. The decrease was primarily attributable to an increase in sales of move-in ready spec homes relative to pre-order sales, lower number of communities open for sales and to a lesser extent a reduction in net sales under built-for-rent contracts when compared to the prior year quarter.
Mid-Atlantic. Backlog for the Mid-Atlantic segment as of March 31, 2024 was 1,202 homes, an increase of 428 from 774 homes as of March 31, 2023. The increase in backlog was largely attributable to the Crescent Homes acquisition, as well as higher net sales relative to closings in the first quarter of 2024 when compared to the first quarter of 2023.
Midwest. Backlog for the Midwest segment as of March 31, 2024 was 1,389 homes, an increase of 126 from 1,263 homes as of March 31, 2023. The increase was primarily attributable to higher net sales relative to closings in the first quarter of 2024 when compared to the first quarter of 2023.
The following table presents our cancellation rates for each of our homebuilding segments for the periods set forth below:

	Three Months Ended March 31,
Segment	2024	2023
Southeast	51.7%	22.7%
Mid-Atlantic	11.5	18.5
Midwest	9.1	20.5
Total	21.0%	20.9%
Our cancellation rate for the three months ended March 31, 2024 was 21.0%, remaining consistent when compared to the 20.9% cancellation rate for the three months ended March 31, 2023. The increased cancellation rate in the Southeast segment was attributable to a built-for-rent contract of 229 units that was terminated during the quarter based on a strategic decision to convert the controlled lots underlying the deal into future retail sales. The total cancellation rate and the Southeast cancellation rate excluding built-for-rent activity in the quarter were 11.1% and 11.7%, respectively, for the three months ended March 31, 2024.

Table of Contents,
Non-GAAP Financial Measures
Management utilizes specific non-GAAP financial measures as supplementary tools to evaluate operating performance. These include adjusted gross margin and EBITDA.
Adjusted Gross Margin
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
The following table presents a reconciliation of adjusted gross margin to the GAAP financial measure of gross margin for each of the periods indicated (unaudited and in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023
Gross margin(1)	$146,581	$130,132
Interest expense in homebuilding cost of sales(2)	30,742	22,419
Amortization in homebuilding cost of sales(3)	4,582	—
Commission expense	35,308	33,642
Adjusted gross margin	$217,213	$186,193
Gross margin %(4)	17.8%	17.0%
Adjusted gross margin %(4)	26.3%	24.3%
(1)Gross margin is homebuilding revenues less homebuilding cost of sales.
(2)Includes interest charged to homebuilding cost of sales related to our construction lines of credit and senior unsecured notes, net, as well as lot option fees.
(3)Represents amortization of purchase accounting adjustments from the Crescent Homes acquisition.
(4)Calculated as a percentage of homebuilding revenues.

EBITDA

EBITDA is not a measure of net income as determined by GAAP. EBITDA is a supplemental non-GAAP financial measure used by management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies. We define EBITDA as net income before (i) interest income, (ii) capitalized interest charged in homebuilding cost of sales, (iii) interest expense, (iv) income tax expense and (v) depreciation and amortization.

Table of Contents,
Management believes EBITDA is useful because it allows management to more effectively evaluate our operating performance and compare our results of operations from period to period without regard to our financing methods or capital structure or other items that impact the comparability of financial results from period to period. EBITDA should not be considered as an alternative to, or more meaningful than, net income or any other measure as determined in accordance with GAAP. Our computations of EBITDA may not be comparable to EBITDA of other companies. We present EBITDA because we believe it provides useful information regarding the factors and trends affecting our business. EBITDA information should be considered only as a supplement to net income information as a measure of our performance.

The following table presents a reconciliation of EBITDA to the GAAP financial measure of net income for each of the periods indicated (unaudited and in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$54,494	$49,089
Interest income	(1,562)	(100)
Interest charged to homebuilding cost of sales(1)	30,742	22,419
Income tax expense	15,141	17,636
Depreciation and amortization(2)	6,779	2,635
EBITDA	$105,594	$91,679
EBITDA margin %(3)	12.8%	11.9%
(1) Includes interest charged to homebuilding cost of sales related to our construction lines of credit and senior unsecured notes, net, as well as lot option fees.
(2) Includes amortization of purchase accounting adjustments from the Crescent Homes acquisition.
(3) Calculated as a percentage of total revenues.
Liquidity and Capital Resources
Overview
We generate cash from the sale of our inventory and we intend to re-deploy the net cash generated from the sale of inventory to acquire and control land and further grow our operations year over year. We believe that our sources of liquidity are sufficient to satisfy our current commitments. Our liquidity comes from a variety of sources, including cash, borrowings under a revolving credit facility (the “Credit Agreement”), and net proceeds from the senior unsecured notes (“2028 Notes”).
Our principal uses of capital are for lot deposits, lot purchases just-in-time for construction, vertical home construction, operating expenses, the payment of routine liabilities and business acquisitions. The estimated cash consideration for the Crescent acquisition as of March 31, 2024 was $207 million. Refer to Note 2, Business Combinations to the condensed consolidated financial statements for information.
As of March 31, 2024, we had $239 million in cash and cash equivalents, excluding $28 million of restricted cash, and total liquidity as of March 31, 2024 was $500 million.
The Credit Agreement had an aggregate commitment of up to $1.2 billion, and outstanding borrowings of $710 million, as of March 31, 2024. The Company had $261 million of availability under the Credit Agreement, based on its borrowing base of $1.0 billion as of March 31, 2024. The availability under the credit agreement, which impacts our total liquidity, is reduced by the outstanding balance of our 2028 Notes and outstanding letters of credit. As of March 31, 2024, we had $294 million in senior unsecured notes, net.
The Credit Agreement will mature on July 17, 2026. Certain of our subsidiaries guaranteed the Company’s obligations under the Credit Agreement and the 2028 Notes.

As of March 31, 2024, we were in compliance with the covenants set forth in our Credit Agreement and under the Indenture related to the 2028 Notes. Refer to Note 3, Debt, to the condensed consolidated financial statements for more information on the Credit Agreement and the 2028 Notes.

Table of Contents,
We also enter into surety bonds and letters of credit arrangements. Refer to “—Off-Balance Sheet Arrangements” for additional information.
We continue to evaluate our capital structure and explore options to strengthen our balance sheet. We will remain opportunistic while assessing available capital in the debt and equity markets.
Cash flows generated by our projects can differ materially from our results of operations, as these depend upon the stage in the life cycle of each project. The majority of our projects begin at the land acquisition stage when we enter into finished lot option contracts by placing a deposit with a land seller or developer. Our lot deposits are an asset on our balance sheets and these cash outflows are not recognized in our results of operations. Early stages in our communities require material cash outflows relating to finished rolling option lot purchases, entitlements and permitting, construction and furnishing of model homes, roads, utilities, general landscaping and other amenities, as well as ongoing association fees and property taxes. Except for furnishings of model homes, these costs are capitalized within our real estate inventory and are not recognized as an expense until a home sale closes. As such, we incur significant cash outflows prior to the recognition of revenues and the related cost of sales.
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
Those deposits are generally 100% applicable to the lot purchase price. In these transactions, we also incur lot option fees on the outstanding capital balance held by the land banker. The initial investment and lot option fees require us to have the ability to allocate liquidity resources to projects that will not generate cash inflows or operating income in the near term.
The above cash strategies allow us to maintain adequate lot supply in our existing markets and support ongoing growth and profitability. Although currently there is economic uncertainty that is impacting the homebuilding industry, we continue to operate in geographic regions with consistent increases in demand for new homes and constrained lot and inventory supply compared to population and job growth trends. We intend to continue to reinvest our earnings into our business and focus on expanding our operations. In addition, as the opportunity to purchase finished lots in desired locations becomes increasingly more limited and competitive, we are committed to allocating additional liquidity to land bank deposits on land development projects, as this strategy mitigates the risks associated with holding undeveloped land on our balance sheet, while allowing us to control adequate lot supply in our key markets to support forecasted growth. As of March 31, 2024, our lot deposits and investments related to finished lot option contracts and land bank option contracts were $268 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(247,531)	$(35,589)
Net cash used in investing activities	(186,011)	(1,360)
Net cash provided by/(used in) financing activities	152,906	(60,730)
Net cash used in operating activities was $248 million for the three months ended March 31, 2024, compared to $36 million of net cash used in operating activities for the three months ended March 31, 2023. The change in net cash used in operating activities was primarily driven by increases in inventories due to construction starts and, to a lesser extent, higher lot deposits and lower customer deposit activity for the three months ended March 31, 2024.

Table of Contents,
Net cash used in investing activities was $186 million for the three months ended March 31, 2024, compared to $1 million of cash used in investing activities for the three months ended March 31, 2023, primarily attributable to the acquisition of Crescent Homes during the three months ended March 31, 2024 for a purchase price of $207 million, of which $184 million was paid in the quarter.
Net cash provided by financing activities was $153 million for the three months ended March 31, 2024, compared to $61 million of cash used in financing activities for the three months ended March 31, 2023. The change in net cash provided by/(used in) financing activities was primarily attributable to net proceeds from the construction lines of credit of $180 million in the first quarter of 2024 compared to $50 million of net payments in the first quarter of 2023, partially offset by $10 million in payments related to common stock withheld for employee taxes associated with stock compensation during the three months ended March 31, 2024. There were no such payments in the three months ended March 31, 2023.
Series B Preferred Units
On August 31, 2023, the Company redeemed all of its previously outstanding Series B Preferred Units. Refer to Note 11, Equity to the condensed consolidated financials statements for information regarding the redemption.
Redeemable Preferred Stock
On September 29, 2021, we sold 150,000 shares of redeemable preferred stock with an initial liquidation preference of $1,000 per share and a par value of $0.01 per share, for an aggregate purchase price of $150 million. We used the proceeds from the sale of the redeemable preferred stock to partially fund the MHI acquisition and for general corporate purposes. Pursuant to the Certificate of Designations, the redeemable preferred stock ranks senior to the Class A and B common stock with respect to dividends and distributions on liquidation, winding-up and dissolution.
Accordingly, upon liquidation, dissolution or winding up of the Company, each share of redeemable preferred stock is entitled to receive the initial liquidation preference of $1,000 per share, subject to adjustment, plus all accrued and unpaid dividends thereon.
The Board of Directors of the Company (the “Board of Directors”) has the authority to issue one or more series of preferred stock, par value $0.01 per share, without stockholder approval. Refer to Note 12 to the consolidated financial statements within our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for further details on the terms of the redeemable preferred stock.
Redeemable Noncontrolling Interest
On February 1, 2024, as part of the consideration for the Crescent Homes acquisition, the former owner of Crescent Homes received all of the series B units of DFH Crescent, representing a redeemable noncontrolling interest with contractual rights to a portion of DFH Crescent’s future earnings upon exceeding a minimum earnings threshold (Note 2, Business Combinations). In accordance with DFH Crescent’s limited liability company agreement, with the exception of certain acceleration clauses, the holder of the series B units and the Company are entitled to a series of put and call options beginning on February 1, 2032. The series B units have no liquidation preference, are not entitled to any dividends and have no voting rights.
Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2024 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Recent Accounting Pronouncements
Refer to Note 1, Nature of Business and Significant Accounting Policies to our consolidated financial statements.

Table of Contents,
Off-Balance Sheet Arrangements
Asset-Light Lot Acquisition Strategy
We operate an asset-light and capital-efficient lot acquisition strategy primarily through finished lot option contracts and land bank option contracts. See “—Land Acquisition and Development Process” and Note 6, Variable Interest Entities to the condensed consolidated financial statements for information on these option contracts.
Surety Bonds, Letters of Credit and Financial Guarantees
We enter into surety bonds and letters of credit arrangements with local municipalities, government agencies and land developers. These arrangements relate to certain performance-related obligations and serve as security for certain land option agreements.
As of March 31, 2024, we had outstanding surety bonds and letters of credit totaling $202 million and $16 million, respectively. We believe we will fulfill our obligations under the related arrangements and do not anticipate any material losses under these surety bonds and letters of credit.
Contractual Obligations
For the three ended March 31, 2024, there have been no material changes to our contractual obligations previously described under the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

Table of Contents,
We caution you that these forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. These risks include, but are not limited to, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Should one or more of such risks or uncertainties occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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
Interest on Base Rate or Daily Simple SOFR Rate advances borrowed under the Credit Agreement are payable in arrears on a monthly basis. Interest on Term SOFR rate advances borrowed under the Credit Agreement are payable in arrears at the end of the interest period applicable to such advance, or, if less than such interest period, three months after the beginning of such interest period. The Company pays the lenders a commitment fee on the amount of the unused commitments on a quarterly basis at a rate per annum that will vary from 0.20% to 0.30% depending on the Company’s debt to capitalization ratio, as defined in the Credit Agreement.
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

Table of Contents,
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2024. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of March 31, 2024 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.
Changes in Internal Controls
We completed the Crescent Homes acquisition on February 1, 2024, which is discussed in detail in Note 2, Business Combinations to the condensed consolidated financial statements. Our assessment of the effectiveness of the Company’s disclosure controls and procedures did not encompass the internal controls over financial reporting of Crescent Homes. This decision aligns with the general guidance from the SEC Staff, allowing the exclusion of an assessment of a recently acquired business from management’s scope for an internal controls audit for up to one year post-acquisition. Crescent Homes contributed approximately 6% to our total revenue for the quarter ended March 31, 2024. As of March 31, 2024, the total assets of the acquired business represented about 9% of total consolidated assets, mainly comprising inventory and goodwill.
With the completion of the Crescent Homes acquisition, we have implemented internal controls over significant processes specific to the acquisition, which we consider appropriate and necessary given the integration level. As the integration progresses, we will continuously evaluate Crescent Homes' internal controls and processes, further integrating them with those of the Company.
Other than this ongoing integration of Crescent Homes described above, there have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents,
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
From time to time, we are a party to ongoing legal proceedings in the ordinary course of business. We do not believe the results of currently pending proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity.
ITEM 1A. RISK FACTORS
There are numerous factors that affect our business and results of operations, many of which are beyond our control. Refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which contains descriptions of significant risks that have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II – Item 1A.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Buyback Program
In June 2023, our Board of Directors approved a share buyback program (the “Share Buyback Program”) under which we can repurchase up to $25 million of our Class A common stock through June 30, 2026 in open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Refer to Note 11, Equity to the condensed consolidated financial statements for information regarding the share buyback program.
We expect to execute any transactions under the Share Buyback Program through a combination of Rule 10b5-1 trading plans and transactions made in compliance with Rule 10b-18. The actual timing, number and value of shares repurchased under the Share Buyback Program will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading plans, price, general business and market conditions, and alternative investment opportunities. The Share Buyback Program does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time. We did not execute any repurchases under the Share Buyback Program during the three months ended March 31, 2024.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans
Directors and Executive Officers. Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act (“Rule 10b5-1”) and in compliance with guidelines specified by the Company. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s equity plans (“Rule 10b5-1 Trading Plans”). Under a Rule 10b5-1 Trading Plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted, terminated or modified by our directors and executive officers during the three months ended March 31, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Adoption, Termination or Modification	Date of Adoption, Termination or Modification	Scheduled Expiration Date of Plan	Number of Shares to be Sold under the Plan
W. Radford Lovett II Non-employee Director	Adoption	March 15, 2024	March 20, 2025	600,000

Table of Contents,
ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Dream Finders Homes, Inc.

Date:	May 2, 2024	/s/ Patrick O. Zalupski
Patrick O. Zalupski President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

	May 2, 2024	/s/ L. Anabel Fernandez
L. Anabel Fernandez Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)