Form 10-Q
period 2024-06-30
Dream Finders Homes, Inc.
filed 2024-08-01
CIK 1825088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 25, 2024, there were 34,501,990 shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding and 59,226,153 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. DREAM FINDERS HOMES, INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$274,797	$494,145
Restricted cash	21,834	54,311
Accounts receivable	33,003	30,874
Inventories	1,897,518	1,440,249
Lot deposits	301,167	247,207
Other assets	108,993	80,759
Investments in unconsolidated entities	20,556	15,364
Property and equipment, net	8,775	7,043
Right-of-use assets	18,248	20,280
Goodwill	300,313	172,207
Total assets	$2,985,204	$2,562,439

Liabilities
Accounts payable	$180,856	$134,115
Accrued expenses	181,668	207,389
Customer deposits	129,043	172,574
Construction lines of credit	890,876	530,384
Senior unsecured notes, net	294,564	293,918
Lease liabilities	19,116	21,114
Contingent consideration	67,549	116,795
Total liabilities	$1,763,672	$1,476,289
Commitments and contingencies (Note 5)
Mezzanine Equity
Redeemable preferred stock	148,500	148,500
Redeemable noncontrolling interest	21,451	—
Equity
Class A common stock, $0.01 per share, 289,000,000 authorized, 34,502,077 and 32,882,124 issued as of June 30, 2024 and December 31, 2023, respectively	345	329
Class B common stock, $0.01 per share, 61,000,000 authorized, 59,226,153 and 60,226,153 issued as of June 30, 2024 and December 31, 2023, respectively	592	602
Additional paid-in capital	271,296	275,241
Retained earnings	777,099	648,412
Treasury stock, at cost, 71,833 shares of Class A common stock as of June 30, 2024	(1,846)	—
Total Dream Finders Homes, Inc. stockholders’ equity	1,047,486	924,584
Noncontrolling interests	4,095	13,066
Total equity	1,051,581	937,650
Total liabilities, mezzanine equity and equity	$2,985,204	$2,562,439
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Homebuilding	$1,052,236	$942,880	$1,877,457	$1,710,356
Other	3,511	2,459	6,090	4,403
Total revenues	1,055,747	945,339	1,883,547	1,714,759
Homebuilding cost of sales	852,837	762,855	1,531,477	1,400,199
Selling, general and administrative expense	98,926	73,709	180,719	134,470
Income from unconsolidated entities	(5,299)	(4,704)	(10,202)	(7,662)
Contingent consideration revaluation	4,638	18,266	7,845	23,582
Other income, net	(1,363)	(635)	(3,124)	(1,065)
Income before taxes	106,008	95,848	176,832	165,235
Income tax expense	(23,245)	(24,206)	(38,386)	(41,842)
Net and comprehensive income	82,763	71,642	138,446	123,393
Net and comprehensive income attributable to noncontrolling interests	(1,820)	(2,878)	(3,009)	(5,540)
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$80,943	$68,764	$135,437	$117,853
Earnings per share
Basic	$0.83	$0.70	$1.38	$1.19
Diluted	$0.81	$0.65	$1.35	$1.09
Weighted-average number of shares
Basic	93,722,953	93,108,277	93,524,396	93,025,626
Diluted	100,125,681	105,439,519	100,030,603	107,704,859
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three and six months ended June 30, 2024
(In thousands, except share amounts) (Unaudited)

	Dream Finders Homes, Inc. Stockholders' Equity
	Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Non-Controlling Interests	Total Equity	Redeemable Preferred Stock		Redeemable Noncontrolling Interest
	Shares Outstanding	Amount	Shares Outstanding	Amount						Shares	Amount
Balance as of March 31, 2024	34,419,949	$344	59,226,153	$592	$268,242	$699,531	$—	$5,293	$974,002	150,000	$148,500	$28,533
Stock-based compensation	—	—	—	—	5,063	—	—	—	5,063	—	—	—
Vesting of stock-based compensation	128,953	1	—	—	(1)	—	—	—	—	—	—	—
Withholding of common stock for taxes	(46,825)	—	—	—	(2,008)	—	—	—	(2,008)	—	—	—
Repurchases of common stock	(71,833)	—	—	—	—	—	(1,846)	—	(1,846)	—	—	—
Distributions	—	—	—	—	—	—	—	(3,018)	(3,018)	—	—	—
Preferred stock dividends declared	—	—	—	—	—	(3,375)	—	—	(3,375)	—	—	—
Noncontrolling interest issued in business combination	—	—	—	—	—	—	—	—	—	—	—	(7,082)
Net and comprehensive income	—	—	—	—	—	80,943	—	1,820	82,763	—	—	—
Balance as of June 30, 2024	34,430,244	$345	59,226,153	$592	$271,296	$777,099	$(1,846)	$4,095	$1,051,581	150,000	$148,500	$21,451

	Dream Finders Homes, Inc. Stockholders' Equity
	Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Non-Controlling Interests	Total Equity	Redeemable Preferred Stock		Redeemable Noncontrolling Interest
	Shares Outstanding	Amount	Shares Outstanding	Amount						Shares	Amount
Balance as of December 31, 2023	32,882,124	$329	60,226,153	$602	$275,241	$648,412	$—	$13,066	$937,650	150,000	$148,500	$—
Stock-based compensation	—	—	—	—	8,525	—	—	—	8,525	—	—	—
Vesting of stock-based compensation	952,669	9	—	—	(9)	—	—	—	—	—	—	—
Withholding of common stock for taxes	(332,716)	(3)	—	—	(12,461)	—	—	—	(12,464)	—	—	—
Class B common stock exchanged for Class A common stock	1,000,000	10	(1,000,000)	(10)	—	—	—	—	—	—	—	—
Repurchases of common stock	(71,833)	—	—	—	—	—	(1,846)	—	(1,846)	—	—	—
Distributions	—	—	—	—	—	—	—	(11,980)	(11,980)	—	—	—
Preferred stock dividends declared	—	—	—	—	—	(6,750)	—	—	(6,750)	—	—	—
Noncontrolling interest issued in business combination	—	—	—	—	—	—	—	—	—	—	—	21,451
Net and comprehensive income	—	—	—	—	—	135,437	—	3,009	138,446	—	—	—
Balance as of June 30, 2024	34,430,244	$345	59,226,153	$592	$271,296	$777,099	$(1,846)	$4,095	$1,051,581	150,000	$148,500	$21,451
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
Three and six months ended June 30, 2023
(In thousands, except share amounts) (Unaudited)

	Dream Finders Homes, Inc. Stockholders' Equity
	Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Total Non-Controlling Interests	Total Equity	Redeemable Preferred Stock
	Shares Outstanding	Amount	Shares Outstanding	Amount					Shares	Amount
Balance as of March 31, 2023	32,775,526	$327	60,226,153	$602	$267,185	$411,494	$14,608	$694,216	157,143	$156,259
Stock-based compensation	—	—	—	—	4,044	—	—	4,044	—	—
Vesting of stock-based compensation	130,008	2	—	—	(2)	—	—	—	—	—
Withholding of common stock for taxes	(23,410)	—	—	—	(322)	—	—	(322)	—	—
Distributions	—	—	—	—	—	—	(2,985)	(2,985)	—	—
Preferred stock dividends declared	—	—	—	—	—	(3,375)	—	(3,375)	—	—
Net and comprehensive income	—	—	—	—	—	68,544	2,878	71,422	—	220
Balance as of June 30, 2023	32,882,124	$329	60,226,153	$602	$270,905	$476,663	$14,501	$763,000	157,143	$156,479

	Dream Finders Homes, Inc. Stockholders' Equity
	Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Total Non-Controlling Interests	Total Equity	Redeemable Preferred Stock
	Shares Outstanding	Amount	Shares Outstanding	Amount					Shares	Amount
Balance as of December 31, 2022	32,533,883	$325	60,226,153	$602	$264,757	$365,994	$12,970	$644,648	157,143	$156,045
Stock-based compensation	—	—	—	—	6,474	—	—	6,474	—	—
Vesting of stock-based compensation	371,841	4	—	—	(4)	—	—	—	—	—
Withholding of common stock for taxes	(23,600)	—	—	—	(322)	—	—	(322)	—	—
Distributions	—	—	—	—	—	—	(4,009)	(4,009)	—	—
Preferred stock dividends declared	—	—	—	—	—	(6,750)	—	(6,750)	—	—
Net and comprehensive income	—	—	—	—	—	117,419	5,540	122,959	—	434
Balance as of June 30, 2023	32,882,124	$329	60,226,153	$602	$270,905	$476,663	$14,501	$763,000	157,143	$156,479
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net and comprehensive income	$138,446	$123,393
Adjustments to reconcile net income to net cash (used in)/provided by operating activities
Depreciation and amortization	4,799	5,312
Gain on sale of property and equipment	(72)	(20)
Amortization of lease right-of-use assets	3,573	3,617
Stock-based compensation	8,525	6,474
Deferred tax expense/(benefit)	9,406	(2,036)
Return on investments, net of income from unconsolidated entities	(3,630)	60
Contingent consideration revaluation	7,845	23,582
Payments of contingent consideration	(29,259)	(12,618)
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	(2,129)	12,057
Inventories	(332,996)	(39,073)
Lot deposits	(52,351)	29,355
Other assets	(6,229)	8,333
Accounts payable and accrued expenses	(48,181)	(104,715)
Customer deposits	(52,335)	17,583
Lease liabilities	(3,540)	(3,518)
Net cash (used in)/provided by operating activities	(358,128)	67,786
Cash flows from investing activities
Purchase of property and equipment	(3,892)	(3,003)
Proceeds from disposal of property and equipment	67	52
Investments in unconsolidated entities	(1,562)	—
Payments for business combination	(184,323)	—
Net cash used in investing activities	(189,710)	(2,951)
Cash flows from financing activities
Proceeds from construction lines of credit	460,620	5,410,000
Repayments on construction lines of credit	(100,128)	(5,500,576)
Payments of debt issuance costs	(6,982)	(125)
Payments of preferred stock dividends	(3,375)	(6,750)
Payments for common stock withheld for taxes	(12,464)	(322)
Repurchases of common stock	(1,846)	—
Distributions to noncontrolling interests	(11,980)	(4,009)
Payments of contingent consideration	(27,832)	(32,592)
Net cash provided by/(used in) financing activities	296,013	(134,374)

Net decrease in cash, cash equivalents and restricted cash	(251,825)	(69,539)
Cash, cash equivalents and restricted cash at beginning of period	548,456	395,130
Cash, cash equivalents and restricted cash at end of period	$296,631	$325,591

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$274,797	$292,510
Restricted cash	21,834	33,081
Total cash, cash equivalents and restricted cash	$296,631	$325,591

The accompanying notes are an integral part of these condensed consolidated financial statements

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosures of cash payments:
Cash paid for income taxes, net of refunds	$105,991	$77,283

Supplemental disclosures of noncash activities:
Noncash investing activities
Noncontrolling interest issued in business combination	$21,451	$—
Accrued cash consideration for business combination	26,126	—
Total noncash investing activities	$47,577	$—

Noncash financing activities
Dividends accrued on preferred stock	$3,375	$—
Total noncash financing activities	$3,375	$—

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
Recent Accounting Pronouncements
In March 2024, the Securities and Exchange Commission (the “SEC”) issued its final rules aimed at standardizing climate-related disclosures. These rules require the disclosure of material climate-related risks, strategies to mitigate or adapt to these risks, governance practices overseeing such risks and the disclosure of substantial greenhouse gas emissions stemming from operations owned and controlled and/or indirectly influenced through purchased energy consumed in operations. Furthermore, the final rules require disclosures within financial statement notes concerning the impacts of severe weather events and other natural circumstances, contingent upon specified thresholds of materiality. Subsequent to the issuance of the final rules, on March 15, 2024, a federal appellate court imposed a temporary stay pending judicial review of these regulations, followed by a voluntary stay by the SEC on April 4, 2024, pending the conclusion of this review process. Assuming adoption, the initial annual disclosure requirements for accelerated filers are partially set to commence for the year ending December 31, 2026, with specific aspects of the regulations subject to subsequent compliance deadlines. The Company is currently evaluating the impact of these final rules on the condensed consolidated financial statements.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) Number 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires more disaggregated income tax disclosures, including additional information in the rate reconciliation and additional disclosures about income taxes paid. ASU 2023-09 will become effective for us for the fiscal year ending December 31, 2025. Early adoption is permitted, and guidance should be applied prospectively, with an option to apply guidance retrospectively. The Company is currently evaluating the impact of the adoption of ASU 2023-09 and does not expect it to have a material effect on the condensed consolidated financial statements.
In November 2023, the FASB issued ASU Number 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker(s) that are included within each reported measure of segment profit or loss. The guidance also expands disclosure requirements for interim periods, as well as requires disclosure of other segment items, including the title and position of the entity’s chief operations decision maker(s). ASU 2023-07 will become effective for us for the fiscal year ending December 31, 2024, and for interim periods starting in our first quarter of 2025. Early adoption is permitted, and guidance is required to be applied retrospectively. The Company is currently evaluating the impact of the adoption of ASU 2023-07 on the condensed consolidated financial statements.
2.     Business Combinations
Crescent Business Combination
On February 1, 2024, the Company acquired certain assets and assumed certain liabilities, comprising the majority of the homebuilding business of Crescent Ventures, LLC (“Crescent Homes” or “Crescent”) through wholly-owned DFH subsidiaries, Dream Finders Holdings, LLC, and DFH Crescent, LLC (“DFH Crescent”). This acquisition allowed the Company to expand into the markets of Charleston and Greenville, South Carolina, and Nashville, Tennessee. The cash consideration for the Crescent acquisition was $210.4 million. Payments through June 30, 2024 were made with cash on hand and proceeds from borrowings under the Company’s revolving credit facility. Additionally, as part of the consideration, the former owner of Crescent Homes received a noncontrolling ownership in DFH Crescent and contractual rights to a portion of its future earnings upon exceeding a minimum earnings threshold.
The purchase agreement includes certain put and call options available to the former owner and the Company upon the occurrence of certain events that are not solely in the control of the Company. As a result, the noncontrolling interest is redeemable and reported within mezzanine equity on the Company’s Condensed Consolidated Balance Sheet at the greater of the initial carrying amount adjusted for the noncontrolling interest’s share of net income (loss) or its redemption value. After achieving the minimum earnings threshold, the amount of net and comprehensive income that is attributable to the redeemable noncontrolling interest will be presented within net and comprehensive income attributable to noncontrolling interests in the Condensed Consolidated Statements of Comprehensive Income.
The acquisition was accounted for as a business combination under Accounting Standards Codification (“ASC”) Topic 805. In determining the purchase price allocation, we evaluated Crescent Homes’ assets acquired and liabilities assumed based on their estimated fair values as of February 1, 2024. Goodwill was recorded as the residual amount by which the purchase price plus the fair value of the noncontrolling interest exceeded the provisional fair value of the net assets acquired and is expected to be fully deductible for tax purposes. Goodwill consists primarily of expected synergies of combining operations, the acquired workforce, and growth opportunities, none of which qualify as separately identifiable intangible assets. The fair value of the redeemable noncontrolling interest, inclusive of the put and call options described above, was determined using an income-based approach, coupled with Monte Carlo simulations which were impacted by various inputs including projected future cash flows, discount rates and market volatility.
The consideration for the total purchase price is as follows (in thousands):

Cash consideration	$210,449
Fair value of the redeemable noncontrolling interest as of the acquisition date	21,451
Total consideration	$231,900

The purchase price allocation as of June 30, 2024 is as follows (in thousands):

	As Originally Reported	Measurement Period Adjustments(1)	Acquired Value
Inventories	$120,682	$1,371	$122,053
Other assets	1,790	—	1,790
Property and equipment	418	37	455
Accounts payable	(9,311)	(232)	(9,543)
Customer deposits	(8,804)	—	(8,804)
Accrued expenses	(2,036)	(121)	(2,157)
Net assets acquired	$102,739	$1,055	$103,794
Goodwill	132,861	(4,755)	128,106
Total purchase price	$235,600	$(3,700)	$231,900
(1)The above measurement period adjustments were recorded during the three and six months ended June 30, 2024. These adjustments were related to and reflect the most current provisional valuation of the post-closing balances of the acquired net assets. The measurement period adjustments did not have a material effect on our results of operations for the three months ended March 31, 2024. The Company expects to finalize the purchase price allocation no later than one year from the acquisition date.
The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and have been presented as if the Crescent Homes acquisition had occurred on January 1, 2023 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
Unaudited Pro Forma(1)	2023	2024	2023
Total revenue	$1,026,350	$1,907,233	$1,866,671
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$77,564	$136,184	$134,814
(1)This unaudited pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had occurred on that date, nor of the results that may be obtained in the future.
For the three and six months ended June 30, 2024, Crescent Homes contributed $79.4 million and $127.7 million in homebuilding revenues, respectively, and $4.4 million and $6.7 million in net and comprehensive income, respectively, all of which is attributable to the Company. Crescent Homes operations are included in the Mid-Atlantic segment from the date of acquisition. Refer to Note 8, Segment Reporting for information.
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

As of June 30, 2024 and December 31, 2023, the Company remeasured the fair value of contingent consideration related to the 2020 acquisition of H&H Constructors of Fayetteville, LLC and adjusted the liability to $5.7 million and $11.7 million, respectively, based on actual results achieved, revised pre-tax income forecasts and revised discount rates as of the balance sheet date and from accretion of the liability. The Company recorded contingent consideration adjustments resulting in $0.1 million of expense and $1.0 million of expense for the three and six months ended June 30, 2024, respectively, and $1.7 million of expense and $3.2 million of expense for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, there were 3 months remaining under the contingent consideration agreement.
As of June 30, 2024 and December 31, 2023, the Company remeasured the fair value of contingent consideration related to the 2021 acquisition of McGuyer Homebuilders, Inc. (“MHI”) and adjusted the liability to $61.8 million and $105.1 million, respectively, based on actual results achieved, revised pre-tax income forecasts and revised discount rates as of the balance sheet date and from accretion of the liability. The Company recorded contingent consideration adjustments resulting in $4.5 million of expense and $6.8 million of expense for the three and six months ended June 30, 2024 and $16.6 million of expense and $20.0 million of expense for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, there were 15 months remaining under the contingent consideration agreement.
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

The 2028 Notes are redeemable by the Company prior to August 15, 2025 through the payment of the principal amount due, which can be accomplished through the issuance of certain restricted equity offerings for specified portions of principal notes outstanding, plus specified rates and accrued and unpaid interest, and a make-whole premium in the event 100.0% of the principal amount is redeemed. On or after August 15, 2025, the 2028 Notes are redeemable at specified rates equal to 104.1% of the principal balance, plus accrued and unpaid interest, and periodically decrease to 100.0% on August 15, 2027. Upon the occurrence of a Change of Control (as defined in the Indenture), the holders of the 2028 Notes will have the right to require the Company to repurchase all or a portion of the 2028 Notes at a price equal to 101.0% of the aggregate principal amount of the 2028 Notes, plus any accrued and unpaid interest. As of June 30, 2024 and December 31, 2023, unamortized debt issuance costs were $5.4 million and $6.1 million, respectively.

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

Credit Agreement
On June 6, 2024, the Company entered into an amendment to its existing revolving credit facility (as amended, the “Credit Agreement”). The amendment, among other things, (i) provides for an increase in the aggregate commitments under the revolving credit facility to $1.4 billion, subject to a borrowing base; (ii) extends the maturity date from July 17, 2026 to June 4, 2027 for certain new and existing lenders comprising $1.3 billion of the $1.4 billion of aggregate commitments under the Credit Agreement; and (iii) provides the Company with the ability to incur certain additional unsecured debt. Certain of our subsidiaries guaranteed the Company’s obligations under the Credit Agreement. The amendments also updated the Company’s minimum tangible net worth covenant, which resulted in an increase to the base component of such covenant from $607.0 million to $739.0 million. The Credit Agreement includes an accordion feature that allows the aggregate commitments to increase to up to $2.0 billion, subject to a borrowing base.

Under the Credit Agreement, the Company has the ability to draw “Term SOFR Rate Loans” or “Daily Simple SOFR Rate Loans”. Term SOFR Rate Loans bear interest based on Term SOFR rates for one or three-month interest periods and include a SOFR adjustment of 10 basis points for each interest period. Daily Simple SOFR Rate Loans bear interest based on Daily Simple SOFR rates and include a SOFR adjustment of 10 basis points. Interest under Term SOFR Rate Loans and Daily Simple SOFR Rate Loans also include an “applicable rate margin” determined based on the Company’s net debt to capitalization ratio, equivalent to credit spreads of 2.00% to 2.95%.
As of June 30, 2024 and December 31, 2023, the outstanding balance under the Credit Agreement was $890.0 million and $530.0 million, respectively. Under the Credit Agreement, the funds available are unsecured and availability under the borrowing base is calculated based on specific advance rates for finished lots, construction in process homes, and finished homes inventory on the Condensed Consolidated Balance Sheets, and reduced for any outstanding unsecured indebtedness permitted under the Credit Agreement, including the 2028 Notes. The Company had capitalized debt issuance costs related to construction lines of credit, net of amortization, of $12.4 million and $7.0 million as of June 30, 2024 and December 31, 2023, respectively, which were included in other assets on the Condensed Consolidated Balance Sheets.
Debt issuance costs that are recorded to capitalized interest are expensed in cost of sales as the homes close. The Company was in compliance with all debt covenants as of June 30, 2024 and December 31, 2023. The Company expects to remain in compliance with all debt covenants over the next 12 months.
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
Inventories consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	As of June 30,	As of December 31,
	2024	2023
Construction in process and finished homes	$1,672,054	$1,251,767
Owned land and lots	174,503	119,675
Pre-acquisition land costs	50,961	68,807
Inventories	$1,897,518	$1,440,249
Capitalized interest activity related to our construction lines of credit and senior unsecured notes, net is summarized in the table below for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Capitalized interest as of beginning of the period	$30,839	$31,199	$27,311	$27,682
Interest incurred	28,140	19,066	47,176	38,384
Interest charged to homebuilding cost of sales	(22,381)	(22,344)	(37,889)	(38,145)
Capitalized interest as of end of the period	$36,598	$27,921	$36,598	$27,921

The Company reviews the performance and outlook of its inventories for indicators of potential impairment on a quarterly basis at the community level. In addition to considering market and economic conditions, the Company assesses current sales absorption levels and recent profitability. The Company looks for instances where sales prices for a home in backlog or potential sales prices for a future sold home would be at a level at which the carrying value of the home may not be recoverable. There were no inventory impairment charges recorded for the three and six months ended June 30, 2024, respectively, and no impairment charges and $0.6 million in inventory impairment charges recorded for the three and six months ended June 30, 2023. The Company reviews lot deposits for impairment on a quarterly basis and will record an impairment charge if it believes it will forfeit its deposit on an individual or portfolio of lots. The Company recorded $0.1 million and $0.2 million of lot deposit impairments for the three and six months ended June 30, 2024, respectively, and $0.7 million and $1.6 million of lot deposit impairments for the three and six months ended June 30, 2023, respectively.
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
6.    Variable Interest Entities
The Company holds investments in certain limited partnerships and similar entities that conduct land acquisition, land development and/or other homebuilding activities in various markets where our homebuilding operations are located, which are considered variable interests. The Company’s investments create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. Additionally, in the ordinary course of business, the Company enters into option contracts with third-party land bank entities and certain unconsolidated entities for the ability to acquire rights to finished lots for the construction of homes.
Under the aforementioned lot option contracts, the Company typically makes a specified earnest money deposit in consideration for the right to purchase finished lots in the future, usually at a predetermined price. The Company concluded that it is not the primary beneficiary of the land bank entities with which it enters into lot option contracts and therefore the Company does not consolidate any of these entities. The Company’s risk of loss related to finished lot option and land bank option deposits and related fees was $352.2 million and $328.0 million as of June 30, 2024 and December 31, 2023, respectively.
For certain other entities that the Company does not consolidate, the Company’s maximum exposure to loss is limited to its investment in the entities because the Company is not obligated to provide them with any additional capital and does not guarantee any of their debt or other liabilities.
The table below displays the carrying amounts of the Company’s investments in unconsolidated VIEs, other than the lot option contracts discussed above, as of June 30, 2024 and December 31, 2023 (in thousands):

	As of June 30,	As of December 31,
Unconsolidated	2024	2023
Jet HomeLoans(1)	$13,981	$9,301
Other unconsolidated VIEs	5,014	6,063
Total investment in unconsolidated VIEs	$18,995	$15,364
(1)Subsequent to June 30, 2024, the Company acquired the remaining interest in Jet HomeLoans LP (“Jet HomeLoans”). Refer to Note 13, Subsequent Events for additional information.

7.    Income Taxes
The Company’s effective tax rate for the six months ended June 30, 2024 and 2023 is estimated to be 21.7% and 25.3%, respectively. The effective tax rate decrease of 3.6% is primarily attributable to increased windfall tax benefits from stock-based compensation, as well as a higher number of our home closings expected to qualify for the 45L tax credit in the current year compared to the prior year.
8.    Segment Reporting
The Company primarily operates in the homebuilding business and is organized and reported primarily by region. Our four reportable segments include the Southeast, Mid-Atlantic, Midwest and Financial Services. Our four reportable segments are comprised of the following:
•Southeast (Jacksonville, Orlando and Tampa, Florida and operations in the southeast coast of Florida; Savannah, Georgia; Hilton Head and Bluffton, South Carolina; Active Adult, and Custom Homes operations in northeast Florida)
•Mid-Atlantic (DC Metro; Nashville, Tennessee; Charlotte, Fayetteville, Raleigh and Wilmington, North Carolina; Charleston, Myrtle Beach, and Greenville, South Carolina)
•Midwest (Austin, Dallas, Houston and San Antonio, Texas; Denver, Colorado, and Phoenix, Arizona)
•Financial Services (primarily Jet HomeLoans and Golden Dog Title and Trust)
The corporate component, which is not considered an operating segment, is reported separately as “Corporate”.
The following tables summarize revenues and income before taxes by segment for the three and six months ended June 30, 2024 and 2023, as well as total assets and goodwill by segment as of June 30, 2024 and December 31, 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2024	2023	2024	2023
Southeast	$340,521	$373,402	$621,019	$680,627
Mid-Atlantic	264,302	153,549	474,262	282,911
Midwest	447,413	415,929	782,176	746,818
Financial Services	19,121	11,106	33,434	21,465
Total segment revenues	1,071,357	953,986	1,910,891	1,731,821
Reconciling items from equity method investments	(15,610)	(8,647)	(27,344)	(17,062)
Consolidated revenues	$1,055,747	$945,339	$1,883,547	$1,714,759

	Three Months Ended June 30,		Six Months Ended June 30,
Income before taxes:	2024	2023	2024	2023
Southeast	$42,316	$45,029	$64,125	$72,936
Mid-Atlantic	25,432	10,289	42,934	15,166
Midwest	46,028	40,781	69,189	71,518
Financial Services	9,380	7,350	17,103	13,225
Corporate	(14,354)	(5,442)	(11,301)	(3,120)
Total segment income before taxes	108,802	98,007	182,050	169,725
Reconciling items from equity method investments	(2,794)	(2,159)	(5,218)	(4,490)
Consolidated income before taxes	$106,008	$95,848	$176,832	$165,235

	Assets:		Goodwill:
	As of June 30,	As of December 31,	As of June 30,	As of December 31,
	2024	2023	2024	2023
Southeast	$847,765	$781,162	$14,003	$14,003
Mid-Atlantic(1)	773,030	404,657	144,959	16,853
Midwest	1,071,973	915,199	141,071	141,071
Financial Services	158,746	207,385	280	280
Corporate(2)	272,472	407,932	—	—
Total segments	3,123,986	2,716,335	300,313	172,207
Reconciling items from equity method investments	(138,782)	(153,896)	—	—
Consolidated	$2,985,204	$2,562,439	$300,313	$172,207
(1)As of June 30, 2024, includes $128.1 million in goodwill related to the Crescent Homes acquisition.
(2)Corporate assets are comprised of, but are not limited to, operating and restricted cash, deferred tax assets, and prepaids and other assets not directly attributable to a reportable segment.
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
The following table presents a summary of the change in fair value measurement of contingent consideration, which is based on Level 3 inputs and is the only asset or liability measured at fair value on a recurring basis (in thousands):

Beginning balance, December 31, 2023	$116,795
Fair value adjustments related to prior year acquisitions	7,845
Contingent consideration payments	(57,091)
Ending balance, June 30, 2024	$67,549
Fair value measurements may also be utilized on a nonrecurring basis, such as for the accounting for business combinations or the impairment of long-lived assets and inventory. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and customer deposits, approximate their carrying amounts due to the short-term nature of these instruments. The fair value of the construction lines of credit approximates their carrying amounts since they are subject to short-term floating interest rates that reflect current market rates. The senior unsecured notes are Level 2 financial instruments. The estimated fair value of the 2028 Notes as of June 30, 2024 is $306.8 million based on recent trades or quoted market prices for debt of similar terms, including maturity, to achieve comparable yields.

10.    Related Party Transactions
The Company generally enters into related party transactions to secure finished lots for the construction of new homes.
DF Capital Management, LLC Funds
DF Capital Management, LLC (“DF Capital”) organizes real estate investment funds to acquire land and develop and sell finished lots. DF Capital is the investment manager of the funds. The Company owns a 49.0% membership interest in DF Capital and periodically enters into land bank arrangements with DF Capital. DF Capital and its funds are controlled by unaffiliated parties and the Company is not the primary beneficiary of DF Capital and its funds. The Company holds limited partnership interests in certain of the funds as well as indirect ownership through membership interests in the general partners of the respective funds. From time to time, executive officers and directors may invest as limited partners in the funds as well. Amounts due to and from the funds are based on the timing and amount of capital calls as well as distributions of capital and earnings, all of which, as applicable, are made on a periodic basis over several years consistent with the typical lifecycle of any land bank financing project.
DF Residential II, LP (DF Capital’s “Fund II”) has an exclusive right of first offer on any land bank financing projects that meet its investment criteria and are undertaken by the Company during Fund II’s investment period. The Company, our executive officers and certain directors have investments in Fund II. As of June 30, 2024 and December 31, 2023, the Company had $40.1 million and $48.5 million, respectively, in outstanding lot deposits related to Fund II, controlling 3,386 lots and 4,028 lots, respectively.
On July 30, 2024, DF Capital initiated its first close on DF Residential III, LP (“Fund III”), which included $54.0 million in investments from the Company’s executive officers and a director. The Company’s investment in Fund III will be determined as part of the final closing.
Jet HomeLoans
Jet HomeLoans performs mortgage origination activities for the Company, including underwriting and originating home mortgages for Company customers and non-Company customers. On September 30, 2023, the Company’s ownership in Jet HomeLoans increased from 49.9% to 60.0%. The change in ownership was effectuated through a distribution to the existing partners in exchange for the additional 10.1% ownership. The Company remained a non-primary beneficiary of its investment in Jet HomeLoans, accounted for under the equity method. Jet HomeLoans is included within the Financial Services segment (see Note 8, Segment Reporting). On July 1, 2024, Company acquired the remaining interest in Jet HomeLoans. Refer to Note 13, Subsequent Events for information regarding the acquisition of Jet HomeLoans.
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
Series B Preferred Units
On August 31, 2023, the Company redeemed the 7,143 previously outstanding Series B preferred units. The Company made an aggregate cash payment to the Series B holders of $11.1 million, which included $7.1 million in principal plus cumulative undistributed earnings, less a negotiated discount on that date. Following the redemption, no Series B preferred units remain outstanding.
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
The Company accounts for share repurchases of Class A common stock as treasury stock. Treasury stock is recorded as a reduction of stockholders’ equity based on the amount paid to repurchase shares, including associated costs. Treasury stock is not considered outstanding.
During the three months ended June 30, 2024, under the share buyback program, the Company repurchased 71,833 shares of Class A common stock for an aggregate purchase price of $1.8 million. As of June 30, 2024, approximately $23.2 million in shares remain available for purchase under the share buyback program. There were no shares repurchases during the year ended December 31, 2023.
12.    Earnings Per Share
The following weighted-average shares and share equivalents were used to calculate basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2024 and 2023 (in thousands, except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$80,943	$68,764	$135,437	$117,853
Less: Preferred dividends	3,375	3,595	6,750	7,184
Net and comprehensive income available to common stockholders(1)	$77,568	$65,169	$128,687	$110,669
Denominator
Weighted-average number of common shares outstanding - basic	93,722,953	93,108,277	93,524,396	93,025,626
Add: Common stock equivalent shares(2)	6,402,728	12,331,242	6,506,207	14,679,233
Weighted-average number of shares outstanding - diluted	100,125,681	105,439,519	100,030,603	107,704,859
(1)For the diluted earnings per share calculation, $3.4 million and $6.8 million in preferred dividends associated with redeemable preferred stock that are assumed to be converted have been added back to the numerator for the three and six months ended June 30, 2024, respectively, and $3.4 million and $6.8 million for the three and six months ended June 30, 2023, respectively.
(2)Since the conversion price of the Company’s redeemable preferred stock is based on an average of the closing price of Class A common stock for the 90 trading days immediately preceding the end of the current period, changes in the price of the Class A common stock may significantly affect the number of additional assumed common shares outstanding under the if-converted method for diluted EPS, while the number of redeemable preferred stock shares outstanding is unchanged. Stock-based compensation awards are excluded from the calculation of diluted EPS in the event they are antidilutive. There were 0.8 million and 0.4 million common stock equivalent shares excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2023, there were no common stock equivalent shares and 1.2 million of common stock equivalent shares excluded from the diluted earnings per share calculation, respectively.

13.    Subsequent Events
Jet HomeLoans Acquisition
On July 1, 2024, the Company acquired the remaining 40.0% interest in Jet HomeLoans from an unaffiliated third party, resulting in Jet HomeLoans becoming a wholly-owned subsidiary of the Company that will be consolidated in the Company’s condensed consolidated financial statements as of that date. This acquisition enables us to direct and manage the business operations and strategies of our established preferred mortgage lender. The consideration given for the acquisition of the remaining interest in Jet HomeLoans was cash in the amount of $9.3 million, subject to customary post-closing adjustments. The initial accounting for this business combination remains ongoing as the Company continues to assess the consideration paid and the assets and liabilities acquired in accordance with ASC 805.

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
We acknowledge the persistent inflationary conditions; there have been no interest rate cuts in 2024 thus far, and the timing of a substantial decrease in mortgage interest rates is uncertain. Our asset-light strategy allows us to remain nimble in this environment, as we can strategically renegotiate lot option takedowns to match our sales pace.
The results delivered in the first half of 2024 continued to meet our expectations, reflecting the successful execution of our operating plan to date and we remain optimistic about the second half of the year. We are focused on driving volume and achieving consistent growth. Through increased investments in inventories and construction starts, we believe we are well positioned to achieve our goals for the year. Our positive outlook is bolstered by the ongoing shift towards spec sales compared to pre-order sales. This trend reflects positively on the current housing demand dynamics, which remain favorable for new homebuilders due to limited supplies of both new and resale homes. We anticipate that this environment will continue to support faster inventory turnover and reinforce our shift towards spec sales in the foreseeable future.
Our current strategy for selling homes remains the same: delivering affordable, quick move-in homes and providing flexible sales incentives aimed at reducing monthly mortgage payments and closing costs for homebuyers. This strategy continues to prove successful in generating sales and improving our backlog conversion rate. With the acquisition of our preferred mortgage lender, Jet HomeLoans, discussed below, we are excited about the ability to directly manage our mortgage initiatives. We are committed to ongoing improvements in inventory turnover and effective cost management. Furthermore, our close monitoring of net new orders and community-level traffic enables us to promptly adapt to changes in local market conditions as necessary.
Our focused efforts in remaining asset-light, delivering affordable homes and expanding our footprint not only drove our strong performance this quarter, but also showcased our ability to navigate a challenging macroeconomic environment.
Key Results
Key financial results as of and for the three months ended June 30, 2024, as compared to as of and for the three months ended June 30, 2023 (unless otherwise noted) were as follows:
•Revenues increased 12% to $1,056 million from $945 million
•Home closings increased 10% to 2,031 from 1,846
•Average sales price (“ASP”) of homes closed increased to $514,833 from $504,683
•Net new orders increased 3% to 1,712 from 1,655
•Gross margin as a percentage of homebuilding revenues remained consistent at 19.0% compared to 19.1%
•Adjusted gross margin (non-GAAP) as a percentage of homebuilding revenues remained consistent at 27.0% compared to 27.1%
•Income before taxes increased 11% to $106 million from $96 million
•Net and comprehensive income attributable to DFH increased 18% to $81 million from $69 million

•Basic earnings per share (“EPS”) increased to $0.83 and diluted EPS increased to $0.81, compared to $0.70 and $0.65, respectively
•EBITDA (non-GAAP) as a percentage of total revenues increased 70 basis points to 14.2% from 13.5%
•Active community count of 222 compared to 220
•Backlog of sold homes decreased 20% to 4,205 from 5,288, and the value of backlog decreased 15% to $2.1 billion from $2.5 billion
•Return on participating equity was 33.5% for the trailing twelve months ended June 30, 2024, compared to 42.2% for the trailing twelve months ended June 30, 2023
•Net debt to net capitalization of 42.7% as of June 30, 2024, compared to 38.8% as of June 30, 2023
•Total liquidity, comprised of cash and cash equivalents, and availability under the revolving credit facility, of $475 million as of June 30, 2024, compared to $828 million as of December 31, 2023
For reconciliations of the non-GAAP financial measures, including adjusted gross margin and EBITDA, to the most directly comparable GAAP financial measures, see “—Non-GAAP Financial Measures”.
Key financial results as of and for the six months ended June 30, 2024, as compared to as of and for the six months ended June 30, 2023 (unless otherwise noted), were as follows:
•Revenues increased 10% to $1,884 million from $1,715 million
•Homes closed increased 10% to 3,686 from 3,363
•Net new orders increased 11% to 3,436 from 3,103
•Average sales price of homes closed increased 2% to $505,926 from $498,309
•Gross margin as a percentage of homebuilding revenues increased 30 basis points to 18.4% from 18.1%
•Adjusted gross margin (non-GAAP) as a percentage of homebuilding revenues increased 90 basis points to 26.7% from 25.8%
•Net and comprehensive income attributable to DFH increased 15% to $135 million from $118 million
•Basic earnings per share increased to $1.38 and diluted earnings per share increased to $1.35 compared to $1.19 and $1.09, respectively
•EBITDA (non-GAAP) as a percentage of total revenues increased 70 basis points to 13.5% from 12.8%
For reconciliations of the non-GAAP financial measures, including adjusted gross margin and EBITDA, to the most directly comparable GAAP financial measures, see “—Non-GAAP Financial Measures”.
Recent Developments
Expansion in the Midwest Segment

In the second quarter of 2024, we expanded organically into Phoenix, Arizona. As of June 30, 2024, we controlled 282 lots in Phoenix, Arizona.
Jet HomeLoans Acquisition
On July 1, 2024, the Company acquired the remaining 40% interest in Jet HomeLoans from unaffiliated third parties, resulting in Jet HomeLoans becoming a wholly-owned subsidiary of the Company that will be consolidated in the Company’s condensed consolidated financial statements as of that date. Refer to Note 13, Subsequent Events to the condensed consolidated financials statements for additional information.

Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The following table sets forth our results of operations and balance sheet data (in thousands, except per share and share amounts) for the periods indicated:

	Three Months Ended June 30, (unaudited)
	2024	2023	Amount Change	% Change
Revenues:
Homebuilding	$1,052,236	$942,880	$109,356	12%
Other	3,511	2,459	1,052	43%
Total revenues	1,055,747	945,339	110,408	12%
Homebuilding cost of sales	852,837	762,855	89,982	12%
Selling, general and administrative expense	98,926	73,709	25,217	34%
Income from unconsolidated entities	(5,299)	(4,704)	(595)	13%
Contingent consideration revaluation	4,638	18,266	(13,628)	(75%)
Other income, net	(1,363)	(635)	(728)	115%
Income before taxes	106,008	95,848	10,160	11%
Income tax expense	(23,245)	(24,206)	961	(4%)
Net and comprehensive income	82,763	71,642	11,121	16%
Net and comprehensive income attributable to noncontrolling interests	(1,820)	(2,878)	1,058	(37%)
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$80,943	$68,764	$12,179	18%

Earnings per share(1)
Basic	$0.83	$0.70	$0.13	19%
Diluted	$0.81	$0.65	$0.16	25%
Weighted-average number of shares(1)
Basic	93,722,953	93,108,277	614,676	1%
Diluted	100,125,681	105,439,519	(5,313,838)	(5%)

Condensed Consolidated Balance Sheets Data (as of period end):
Cash and cash equivalents	$274,797	$292,510	$(17,713)	(6%)
Total assets	2,985,204	2,288,227	696,977	30%
Total debt	1,185,440	875,672	309,768	35%
Total equity	1,051,581	763,000	288,581	38%

Other Financial and Operating Data:
Active communities as of period end(2)	222	220	2	1%
Home closings	2,031	1,846	185	10%
Average sales price of homes closed(3)	$514,833	$504,683	$10,150	2%
Net new orders	1,712	1,655	57	3%
Cancellation rate	13.2%	15.6%	(2.4%)	(15%)
Backlog - units	4,205	5,288	(1,083)	(20%)
Backlog - value (in thousands)	$2,123,618	$2,486,375	$(362,757)	(15%)
Return on participating equity(4)	33.5%	42.2%	(8.7%)	(21%)
Net debt to net capitalization(5)	42.7%	38.8%	3.9%	10%
Gross margin (in thousands)(6)	$199,399	$180,025	$19,374	11%
Gross margin %(7)	19.0%	19.1%	(0.1%)	(1%)
Adjusted gross margin (in thousands)(8)	$284,571	$255,912	$28,659	11%
Adjusted gross margin %(7)(8)	27.0%	27.1%	(0.1%)	—%
EBITDA (in thousands)(8)	$149,584	$127,819	$21,765	17%
EBITDA margin %(8)(9)	14.2%	13.5%	0.7%	5%

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
The following tables summarize home closings and ASP of homes closed by homebuilding segment for the three months ended June 30, 2024 and 2023, as well as active communities as of June 30, 2024 and 2023:

	Three Months Ended June 30, 2024		As of June 30, 2024
Segment	Home Closings	ASP	Active Communities
Southeast	668	$508,511	46
Mid-Atlantic	610	433,941	60
Midwest	753	585,971	116
Total	2,031	$514,833	222

	Three Months Ended June 30, 2023		As of June 30, 2023
Segment	Home Closings	ASP	Active Communities
Southeast	799	$461,085	51
Mid-Atlantic	386	384,865	58
Midwest	661	627,353	111
Total	1,846	$504,683	220

The following tables present income before taxes (in thousands) and homebuilding gross margin percentage by segment for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024		2023
Segment	Income Before Taxes	Gross Margin %	Income Before Taxes	Gross Margin %
Southeast	$42,316	20.7%	$45,029	17.2%
Mid-Atlantic	25,432	18.2	10,289	16.3
Midwest	46,028	18.1	40,781	20.7
Total	$113,776	19.0%	$96,099	19.1%

Revenues. The increase in revenues was primarily attributable to 2,031 home closings for the three months ended June 30, 2024, an increase of 185 homes, or 10%, from 1,846 home closings for the three months ended June 30, 2023. Of the additional home closings, 162 homes with an ASP of $488,485 were contributed by the Crescent Homes acquisition. The consolidated ASP of homes closed increased 2% when comparing the three months ended June 30, 2024 to the three months ended June 30, 2023. Excluding Crescent Homes, 40% of our closings were in the Midwest segment with an ASP of $585,971, which is higher relative to our other homebuilding segments.
Homebuilding Cost of Sales and Gross Margin. The higher homebuilding cost of sales and homebuilding gross margin were primarily due to the increase in home closings for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The consistent homebuilding gross margin as a percentage of homebuilding revenues when comparing the three months ended June 30, 2024 and 2023 was primarily attributable to direct cost reductions and, to a lesser extent, improvements in cycle time, partially offset by higher land and financing costs. In addition, amortization of purchase accounting adjustments associated with home closings contributed from the Crescent Homes acquisition negatively impacted the second quarter of 2024 gross margin percentage by approximately 20 basis points (“bps”). Purchase accounting amortization is a temporary cost that will conclude in conjunction with closing the remaining homes in inventory acquired from Crescent.
Southeast. Our Southeast segment total revenues for the three months ended June 30, 2024 were $341 million, a decrease of $32 million, or 9%, from $373 million for the three months ended June 30, 2023. This decline in revenue was primarily driven by a decrease in home closings of 131, or 16%, which was partially offset by a 10% increase in the ASP of homes closed. The reduction in home closings in part stems from temporary delays in the timing of expected active communities opening for sales. Homebuilding gross margin percentage was 20.7% for the three months ended June 30, 2024, representing an increase of 350 bps, or 20%, when compared to the three months ended June 30, 2023. The increase in gross margin percentage was mostly related to direct cost reductions and, to a lesser extent, cycle time improvements, partially offset by higher land and financing costs.
Mid-Atlantic. Our Mid-Atlantic segment total revenues for the three months ended June 30, 2024 were $264 million, an increase of $110 million, or 71%, from $154 million for the three months ended June 30, 2023. This revenue growth was primarily driven by an increase in home closings of 224, or 58%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Crescent Homes contributed $79 million in revenue and 162 home closings with an ASP of $488,485 for the three months ended June 30, 2024.
Excluding Crescent, Mid-Atlantic total revenues increased by 20% when comparing the three months ended June 30, 2024 and 2023, mostly due to more home closings and, to a lesser extent, a higher ASP of homes closed of $414,218, an increase of $29,353 when compared to the prior year quarter. Without Crescent, homebuilding gross margin percentage was 18.9% for the three months ended June 30, 2024, representing an increase of 260 bps, or 16%, when compared to the three months ended June 30, 2023. The improvement in this gross margin percentage was primarily a result of direct cost reductions and cycle time improvements, partially offset by higher land and financing costs. To a lesser degree, lower external commissions from a higher proportion of built-for-rent closings positively impacted the gross margin percentage for Mid-Atlantic.
Midwest. Our Midwest segment total revenues for the three months ended June 30, 2024 were $447 million, an increase of $31 million, or 8%, from $416 million for the three months ended June 30, 2023. The additional revenue was due to higher home closings of 92, or 14%, partially offset by a decrease of 7% in the ASP of homes closed from changes in the geographic mix of closings within the segment. Homebuilding gross margin percentage was 18.1% for the three months ended June 30, 2024, representing a decrease of 260 bps, or 13%, from 20.7% for the three months ended June 30, 2023. The reduction in gross margin percentage was due to an increase in land costs and, to a lesser extent, higher financing costs, partially offset by direct cost reductions.
Selling, General and Administrative Expense. The increases in selling, general and administrative expense (“SG&A”) and in SG&A as a percentage of homebuilding revenues were primarily attributable to higher compensation costs of $12 million and additional marketing spend of $6 million due to our growth from continued expansion, including the recent acquisition of Crescent Homes.
Income from Unconsolidated Entities. Income from unconsolidated entities for the three months ended June 30, 2024 was $5 million, remaining consistent compared to $5 million for the three months ended June 30, 2023.

Contingent Consideration Revaluation. The decrease in contingent consideration expense in the second quarter of 2024 was primarily due to lower fair value adjustments of future expected earnout payments when compared to the second quarter of 2023, primarily related to the MHI acquisition.
Other (Income) Expense, Net. Other income, net for the three months ended June 30, 2024 was $1 million, remaining consistent compared to $1 million for the three months ended June 30, 2023.
Net and Comprehensive Income. The increase in net and comprehensive income during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily attributable to an increase in gross margin on home closings of $19 million and a decrease in contingent consideration revaluation, partially offset by additional SG&A. The changes in net and comprehensive income attributable to Dream Finders Homes, Inc. were consistent with the changes in net and comprehensive income as there were no significant changes in income tax expense or noncontrolling interests for the period.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The following table sets forth our results of operations for the periods indicated:

	Six Months Ended June 30, (unaudited)
	2024	2023	Change	% Change
Revenues:
Homebuilding	$1,877,457	$1,710,356	$167,101	10%
Other	6,090	4,403	1,687	38%
Total revenues	1,883,547	1,714,759	168,788	10%
Homebuilding cost of sales	1,531,477	1,400,199	131,278	9%
Selling, general and administrative expense	180,719	134,470	46,249	34%
Income from unconsolidated entities	(10,202)	(7,662)	(2,540)	33%
Contingent consideration revaluation	7,845	23,582	(15,737)	(67)%
Other income, net	(3,124)	(1,065)	(2,059)	193%
Income before taxes	176,832	165,235	11,597	7%
Income tax expense	(38,386)	(41,842)	3,456	(8)%
Net and comprehensive income	138,446	123,393	15,053	12%
Net and comprehensive income attributable to noncontrolling interests	(3,009)	(5,540)	2,531	(46)%
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$135,437	$117,853	$17,584	15%

Earnings per share(1)
Basic	$1.38	$1.19	$0.19	16%
Diluted	$1.35	$1.09	$0.26	24%
Weighted-average number of shares
Basic	93,524,396	93,025,626	498,770	1%
Diluted	100,030,603	107,704,859	(7,674,256)	(7%)

Other Financial and Operating Data
Home closings	3,686	3,363	323	10%
Average sales price of homes closed(3)	$505,926	$498,309	$7,617	2%
Net new orders	3,436	3,103	333	11%
Cancellation rate	16.8%	18.1%	(1.3%)	(7)%
Gross margin (in thousands)(6)	$345,980	$310,157	$35,823	12%
Gross margin %(7)	18.4%	18.1%	0.3%	2%
Adjusted gross margin (in thousands)(8)	$501,784	$442,105	$59,679	13%
Adjusted gross margin %(7)(8)	26.7%	25.8%	0.9%	3%
EBITDA (in thousands)(8)	$255,178	$219,498	$35,680	16%
EBITDA margin %(8)(9)	13.5%	12.8%	0.7%	6%
See notes (1) to (9) under results of operations for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

The following table summarizes home closings and ASP of homes closed by homebuilding segment for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024		2023
Segment	Home Closings	ASP	Home Closings	ASP
Southeast	1,246	$492,320	1,433	$456,264
Mid-Atlantic	1,101	430,155	756	374,985
Midwest	1,339	580,889	1,174	629,045
Total	3,686	$505,926	3,363	$498,309

The following table presents income before taxes (in thousands) and homebuilding gross margin percentage by segment for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024		2023
Segment	Income Before Taxes	Gross Margin %	Income Before Taxes	Gross Margin %
Southeast	$64,125	19.4%	$72,936	16.7%
Mid-Atlantic	42,934	18.1	15,166	14.9
Midwest	69,189	17.8	71,518	20.0
Total	$176,248	18.4%	$159,620	18.1%
Revenues. The higher revenues were primarily attributable to 3,686 home closings for the six months ended June 30, 2024, an increase of 323 homes, or 10%, from the 3,363 home closings for the six months ended June 30, 2023. The consolidated ASP of homes closed increased 2% when comparing the six months ended June 30, 2024 to the six months ended June 30, 2023. Of the additional home closings, 273 homes with an ASP of $466,747 were contributed by the Crescent Homes acquisition. Excluding Crescent Homes, 39% of our closings were in the Midwest segment with an ASP of $580,889, which is higher relative to our other homebuilding segments.
Homebuilding Cost of Sales and Gross Margin. The higher homebuilding cost of sales and homebuilding gross margin were primarily due to the increase in home closings for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase in homebuilding gross margin as a percentage of homebuilding revenues was primarily attributable to direct cost reductions and, to a lesser extent, improvements in cycle times, partially offset by higher land and financing costs. In addition, amortization of purchase accounting adjustments associated with home closings contributed from the Crescent Homes acquisition negatively impacted the six months ended June 30, 2024 gross margin percentage by approximately 40 bps.
Southeast. Our Southeast segment total revenues for the six months ended June 30, 2024 were $621 million, a decrease of $60 million, or 9%, from $681 million for the six months ended June 30, 2023. This decline in revenue was primarily driven by a decrease in home closings of 187, or 13%, partially offset by a 8% increase in the ASP of homes closed. Homebuilding gross margin percentage was 19.4% for the six months ended June 30, 2024, representing an increase of 270 bps, or 16%, when compared to the six months ended June 30, 2023. The increase in gross margin percentage was mostly the result of direct cost reductions and, to a lesser extent, cycle time improvements, partially offset by higher land and financing costs.
Mid-Atlantic. Our Mid-Atlantic segment total revenues for the six months ended June 30, 2024 were $474 million, an increase of $191 million, or 68%, from $283 million for the six months ended June 30, 2023. This revenue growth was primarily driven by an increase in home closings of 345, or 46%, for the six months ended June 30, 2024 compared to the six months June 30, 2023. Crescent Homes contributed $128 million in revenue and 273 home closings with an ASP of $466,747 for the six months ended June 30, 2024.

Excluding Crescent, Mid-Atlantic total revenues increased by 23% when comparing the six months ended June 30, 2024 and 2023 primarily due to more home closings and, to a lesser degree, a higher ASP of $418,090, an increase of $43,105 when compared to the six months ended June 30, 2023. Without Crescent, homebuilding gross margin percentage was 19.1% for the six months ended June 30, 2024, representing an increase of 420 bps, or 28%, when compared to the six months ended June 30, 2023. The improvement in this gross margin percentage was primarily due to direct cost reductions and cycle time improvements, partially offset by higher land and financing costs. To a lesser extent, lower external commissions from a higher proportion of built-for-rent closings positively impacted the gross margin percentage for Mid-Atlantic.
Midwest. Our Midwest segment total revenues for the six months ended June 30, 2024 were $782 million, an increase of $35 million, or 5%, from $747 million for the six months ended June 30, 2023. This increase was due to higher home closings of 165, or 14%, partially offset by a decrease of 8% in the ASP of homes closed. The decrease in ASP of homes closed was due to changes in the geographic mix of closings within the segment. Homebuilding gross margin percentage was 17.8% for the six months ended June 30, 2024, representing a decrease of 220 bps, or 11%, when compared to six months ended June 30, 2023. The reduction in gross margin percentage was due to an increase in land costs and, to a lesser extent, higher financing costs, partially offset by direct cost reductions.
Selling, General and Administrative Expense. The increases in SG&A and in SG&A as a percentage of homebuilding revenues were primarily due to higher compensation costs of $27 million due to our growth, including the recent acquisition of Crescent Homes. Additionally, for the six months ended June 30, 2024, SG&A included $16 million of spend on forward commitment programs to allow our homebuyers to access lower interest rates on home loans at the point of sale, $8 million higher when compared to the six months ended June 30, 2023.
Income from Unconsolidated Entities. The increase in income from unconsolidated entities was primarily attributable to income from Jet HomeLoans.
Contingent Consideration Revaluation. The decrease in contingent consideration expense for the six months ended June 30, 2024 was mostly the result of lower fair value adjustments of future expected earnout payments when compared to the six months ended June 30, 2023, primarily related to the MHI acquisition.
Other (Income) Expense, Net. The increase in other income, net was primarily due to increased interest income from our cash deposits with financial institutions.
Net and Comprehensive Income. The increase in net and comprehensive income during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily attributable to a higher gross margin on home closings of $36 million and a decrease in contingent consideration revaluation, partially offset by additional SG&A. The effective tax rate decreased by 4% during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily attributable to greater windfall tax benefits from stock-based compensation, as well as a higher number of home closings expected to qualify for the 45L tax credit in the current year compared to the prior year. The changes in net and comprehensive income attributable to Dream Finders Homes, Inc. were consistent with the changes in net and comprehensive income, apart from the change in noncontrolling interests for the period. The change in noncontrolling interests for the six months ended June 30, 2024 as compared to six months ended June 30, 2023 was due to the winding down of certain of our consolidated joint ventures.
Financial Services
Income before taxes for the three and six months ended June 30, 2024 for our Financial Services segment, net of reconciling items from equity method investments, was $7 million and $12 million, respectively, as compared to the three and six months ended June 30, 2023 of $5 million and $9 million, respectively. The increase in income before taxes for the Financial Services segment was primarily attributed to higher funded loan volume by Jet HomeLoans.

For the three and six months ended June 30, 2024, Jet HomeLoans originated and funded 1,183 and 2,061 home loans with an aggregate principal amount of approximately $524 million and $904 million, respectively, as compared to the three and six months ended June 30, 2023 of 735 and 1,356 home loans with an aggregate principal amount of approximately $293 million and $542 million, respectively. For the three and six months ended June 30, 2024, Jet HomeLoans had net income of approximately $7 million and $13 million, respectively, as compared to net income for the three and six months ended June 30, 2023 of $4 million and $9 million, respectively. Prior to July 1, 2024, our interest in Jet HomeLoans was accounted for under the equity method and was not consolidated in our condensed consolidated financial statements. On July 1, 2024, the Company acquired the remaining interest in Jet HomeLoans. Refer to Note 13, Subsequent Events to the condensed consolidated financials statements for additional information.
For both the three and six months ended June 30, 2024, our wholly owned subsidiary, DF Title, had income before taxes of $2 million, as compared to $1 million and $2 million for the three and six months ended June 30, 2023, respectively. The slight increase in income before taxes from the prior quarter was mostly driven by the increase in home closings.
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
As of June 30, 2024, our lot deposits for finished lot option and land bank option contracts were $301 million. As of June 30, 2024, we controlled 40,678 lots under finished lot option and land bank option contracts.
Owned and Controlled Lots
The following table presents our owned finished lots purchased just-in-time for production and controlled lots through option contracts by homebuilding segment as of June 30, 2024 and December 31, 2023:

	As of June 30,			As of December 31,
	2024			2023
Segment(1)	Owned (2)	Controlled	Total(3)	Owned	Controlled	Total	% Change
Southeast	3,285	14,792	18,077	3,057	13,063	16,120	12%
Mid-Atlantic(4)	2,703	11,957	14,660	1,802	4,795	6,597	122%
Midwest	2,558	13,929	16,487	2,070	11,890	13,960	18%
Grand Total(4)	8,546	40,678	49,224	6,929	29,748	36,677	34%
(1)See Note 8, Segment Reporting to the condensed consolidated financial statements for further explanation of our reportable segments.
(2)As of June 30, 2024, the Company had 8,546 owned lots, of which 5,798 were included in construction in process (“CIP”) and finished homes within the Condensed Consolidated Balance Sheet. Of the 5,798 owned lots included in CIP and finished homes, 5,194 were under construction, 461 were completed spec homes and 143 were model homes. The remaining owned lots were purchased just-in-time to start construction through existing lot option contracts.
(3)As of June 30, 2024, the Company had 1,533 owned lots and 1,029 controlled lots under built-for-rent contracts (see “—Net Sales, Backlog and Closings for a definition of built-for-rent contracts).
(4)As of June 30, 2024, the Crescent Homes acquisition contributed 706 and 5,171 owned and controlled lots, respectively.

Our Active Communities
A community becomes active once the model is completed or the community has its fifth net new order. A community becomes inactive when it has fewer than five units remaining to sell. Active community count is an important metric to forecast future net new orders for our business. As of June 30, 2024, we had 222 active communities, an increase of 2 communities, or 1%, as compared to 220 active communities as of June 30, 2023.
Our active community count excludes communities under the Company's built-for-rent contracts, as all sales to third-party investors occur at one point in time and these communities would have no homesites remaining to sell. As of June 30, 2024, the Company had 16 communities delivering closings under built-for-rent contracts, as compared to 22 communities as of June 30, 2023.
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
Our materials are subject to price fluctuations. Once construction of a home begins, prices for the materials utilized in the construction of that particular home are generally locked via purchase orders, but fluctuations may occur as a result of market conditions. Price fluctuations may be caused by several factors, including seasonal variation in availability of materials, labor and supply chain disruptions, trade disputes and changes in demand for materials as a result of the housing market conditions where we operate. The price changes that most significantly influence our operations are price increases in commodities. Significant price increases of these materials may negatively impact our cost of sales and, in turn, our net income.
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
The following tables present our net sales, starts and closings in each of our homebuilding segments for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,						Period Over Period Percent Change
	2024			2023
Segment	Net Sales	Starts	Closings	Net Sales	Starts	Closings	Net Sales	Starts	Closings
Southeast	458	876	668	508	753	799	(10)%	16%	(16)%
Mid-Atlantic	610	982	610	344	598	386	77%	64%	58%
Midwest	644	975	753	803	737	661	(20)%	32%	14%
Total	1,712	2,833	2,031	1,655	2,088	1,846	3%	36%	10%

	Six Months Ended June 30,						Period Over Period Percent Change
	2024			2023
Segment	Net Sales	Starts	Closings	Net Sales	Starts	Closings	Net Sales	Starts	Closings
Southeast(1)	735	1,664	1,246	1,002	1,411	1,433	(27%)	18%	(13%)
Mid-Atlantic	1,227	1,595	1,101	652	843	756	88%	89%	46%
Midwest	1,474	1,807	1,339	1,449	1,189	1,174	2%	52%	14%
Total	3,436	5,066	3,686	3,103	3,443	3,363	11%	47%	10%
(1)Excluding net sales under built-for-rent contracts, net sales for the six months ended June 30, 2024 in the Southeast segment decreased 3% when compared to the six months ended June 30, 2023.
Our backlog of sold homes (“backlog”) consists of homes under contract that have not yet been delivered to a homebuyer or third-party investor. Backlog represents the number of homes in backlog from the previous period, plus net sales, minus the number of home closings during the period. Our backlog at any given time will be affected by cancellations and the number of our active communities.
Homes in backlog are generally closed within one to nine months. The present shift towards spec home sales versus pre-order sales has led to a decrease in the number of homes remaining in backlog when compared to previous quarters. In addition, certain circumstances may impact our backlog conversion, such as built-for-rent contracts, which are customarily delivered over a longer period of time, as well as pre-order sales in new communities. The Company’s backlog may be impacted by customer cancellations for various reasons that are beyond our control, and, in light of our minimal required deposit, there is little negative impact to the potential homebuyer from the cancellation of the sales contract.
The following table presents our backlog in number of homes, ASP and aggregate value (in thousands) for our homebuilding segments as of the dates set forth below:

	As of June 30,
	2024			2023
Segment	Homes	ASP	Value	Homes	ASP	Value
Southeast	1,723	$411,727	$709,406	3,151	$407,344	$1,283,541
Mid-Atlantic(1)	1,202	467,772	562,262	732	382,314	279,854
Midwest	1,280	665,587	851,951	1,405	656,925	922,980
Total	4,205	$505,022	$2,123,618	5,288	$470,192	$2,486,375
(1)Backlog as of June 30, 2024 includes 490 homes from our Crescent Homes acquisition.
Backlog of sold homes as of June 30, 2024 was 4,205 homes valued at approximately $2.1 billion based on ASP, a decrease of 1,083 homes and $0.4 billion in value, or 20% and 15%, respectively, from 5,288 homes valued at approximately $2.5 billion as of June 30, 2023. The overall decrease in backlog is primarily reflective of an increase in sales of move-in ready spec homes relative to pre-order sales and, to a lesser extent, a reduction in built-for-rent contracts in backlog when compared to June 30, 2023. Spec homes typically result in quicker closings and turnover of the backlog. Approximately 1,088 of the homes in our backlog are expected to be delivered in 2025 and beyond.
Southeast. Backlog for the Southeast segment as of June 30, 2024 was 1,723 homes, a decrease of 1,428 from 3,151 homes as of June 30, 2023. The decrease from prior year was primarily attributable to more sales of move-in ready spec homes relative to pre-order sales, a reduction in net sales relative to closings under built-for-rent contracts and lower retail net sales. The decrease in retail net sales was mainly due to slower community openings as a result of temporary delays in the land development and entitlement process.
Mid-Atlantic. Backlog for the Mid-Atlantic segment as of June 30, 2024 was 1,202 homes, an increase of 470 from 732 homes as of June 30, 2023. The increase in backlog from prior year was largely attributable to the Crescent Homes acquisition and, to a lesser extent, higher net sales relative to closings.

Midwest. Backlog for the Midwest segment as of June 30, 2024 was 1,280 homes, a decrease of 125 from 1,405 homes as of June 30, 2023. The decrease from prior year was mostly a result of lower net sales relative to closings.
The following table presents our cancellation rates for each of our homebuilding segments for the periods set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2024	2023	2024	2023
Southeast	14.2%	18.2%	33.6%	20.5%
Mid-Atlantic	10.9	12.9	9.5	15.7
Midwest	14.6	15.0	11.6	17.6
Total	13.2%	15.6%	16.8%	18.1%
Our cancellation rate for the three months ended June 30, 2024 was 13.2%, an improvement when compared to the 15.6% cancellation rate for the three months ended June 30, 2023. Our cancellation rate for the six months ended June 30, 2024 was 16.8%, an improvement when compared to the 18.1% cancellation rate for the six months ended June 30, 2023. The overall improvement in cancellation rate is mostly a result of the trend toward higher spec sales relative to pre-order sales. The cancellation rate in the Southeast segment for the six months ended June 30, 2024 was primarily attributable to a built-for-rent contract of 229 units that was terminated during first the quarter of 2024 based on a strategic decision to convert the controlled lots underlying the deal into future retail sales. The total cancellation rate and the Southeast cancellation rate excluding built-for-rent activity were 12.1% and 12.9%, respectively, for the six months ended June 30, 2024.
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

The following table presents a reconciliation of adjusted gross margin to the GAAP financial measure of gross margin for each of the periods indicated (unaudited and in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross margin(1)	$199,399	$180,025	$345,980	$310,157
Interest expense in homebuilding cost of sales(2)	41,662	32,798	72,404	55,217
Amortization in homebuilding cost of sales(3)	2,518	—	7,100	—
Commission expense	40,992	43,089	76,300	76,731
Adjusted gross margin	$284,571	$255,912	$501,784	$442,105
Gross margin %(4)	19.0%	19.1%	18.4%	18.1%
Adjusted gross margin %(4)	27.0%	27.1%	26.7%	25.8%
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

The following table presents a reconciliation of EBITDA to the GAAP financial measure of net income for each of the periods indicated (unaudited and in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$80,943	$68,764	$135,437	$117,853
Interest income	(1,386)	(627)	(2,948)	(727)
Interest charged to homebuilding cost of sales(1)	41,662	32,798	72,404	55,217
Interest expense	—	1	—	1
Income tax expense	23,245	24,206	38,386	41,842
Depreciation and amortization(2)	5,120	2,677	11,899	5,312
EBITDA	$149,584	$127,819	$255,178	$219,498
EBITDA margin %(3)	14.2%	13.5%	13.5%	12.8%
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
Our principal uses of capital are for lot deposits, lot purchases just-in-time for construction, vertical home construction, operating expenses, the payment of routine liabilities and business acquisitions. The cash consideration for the Crescent acquisition as of June 30, 2024 was $210 million. Refer to Note 2, Business Combinations to the condensed consolidated financial statements for information.
As of June 30, 2024, we had $275 million in cash and cash equivalents, excluding $22 million of restricted cash, and total liquidity as of June 30, 2024 was $475 million.
The Credit Agreement had an aggregate commitment of up to $1.4 billion, and outstanding borrowings of $890.0 million, as of June 30, 2024. The Company had $200 million of availability under the Credit Agreement, based on its borrowing base of $1.1 billion as of June 30, 2024. The availability under the Credit Agreement, which impacts our total liquidity, is reduced by the outstanding balance of our 2028 Notes, as well as outstanding letters of credit that are not fully cash collateralized. As of June 30, 2024, we had $295 million in senior unsecured notes, net.
The Credit Agreement will mature on June 4, 2027. Certain of our subsidiaries guaranteed the Company’s obligations under the Credit Agreement and the 2028 Notes.

As of June 30, 2024, we were in compliance with the covenants set forth in our Credit Agreement and under the Indenture related to the 2028 Notes. Refer to Note 3, Debt, to the condensed consolidated financial statements for more information on the Credit Agreement and the 2028 Notes.
We also enter into surety bonds and letters of credit arrangements. Refer to “—Off-Balance Sheet Arrangements” for additional information.
We continue to evaluate our capital structure and explore options to strengthen our balance sheet. We will remain opportunistic while assessing available capital in the debt and equity markets.
Cash flows generated by our projects can differ materially from our results of operations, as these depend upon the stage in the life cycle of each project. The majority of our projects begin at the land acquisition stage when we enter into finished lot option contracts by placing a deposit with a land seller or developer. Our lot deposits are an asset on our condensed consolidated balance sheets. Early stages in our communities require material cash outflows relating to finished lot purchases from option contracts, entitlements and permitting, construction and furnishing of model homes, roads, utilities, general landscaping and other amenities, as well as ongoing association fees and property taxes. Except for furnishings of model homes, these costs are capitalized within our real estate inventory and are not recognized as an expense until a home sale closes. As such, we incur significant cash outflows prior to the recognition of revenues and the related cost of sales.
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

Our lot deposits are generally 100% applicable to the lot purchase price. In these transactions, we also incur lot option fees on the outstanding capital balance held by the land banker. The initial investment and lot option fees require us to have the ability to allocate liquidity resources to projects that will not generate cash inflows or operating income in the near term.
The above cash strategies allow us to maintain adequate lot supply in our existing markets and support ongoing growth and profitability. We continue to operate in geographic regions with consistent increases in demand for new homes and constrained lot and inventory supply compared to population and job growth trends. We intend to continue to reinvest our earnings into our business and focus on expanding our operations. In addition, as the opportunity to purchase finished lots in desired locations becomes increasingly more limited and competitive, we are committed to allocating additional liquidity to land bank deposits on land development projects, as this strategy mitigates the risks associated with holding undeveloped land on our balance sheet, while allowing us to control adequate lot supply in our key markets to support forecasted growth. As of June 30, 2024, our lot deposits related to finished lot option contracts and land bank option contracts were $301 million.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash (used in)/provided by operating activities	$(358,128)	$67,786
Net cash used in investing activities	$(189,710)	$(2,951)
Net cash provided by/(used in) financing activities	$296,013	$(134,374)
Net cash used in operating activities was $358 million for the six months ended June 30, 2024, compared to $68 million of net cash provided by operating activities for the six months ended June 30, 2023. The change in net cash (used in)/provided by operating activities was primarily driven by increases in inventories as a result of higher construction starts and lot purchases, as well as, to a lesser extent, higher lot deposits and lower customer deposit activity for the six months ended June 30, 2024.
Net cash used in investing activities was $190 million for the six months ended June 30, 2024, compared to $3 million of net cash used in investing activities for the six months ended June 30, 2023, primarily attributable to the acquisition of Crescent Homes on February 1, 2024 for a purchase price of $210 million, of which $184 million was paid during the six months ended June 30, 2024.
Net cash provided by financing activities was $296 million for the six months ended June 30, 2024, compared to $134 million of net cash used in financing activities for the six months ended June 30, 2023. The change in net cash provided by/(used in) financing activities was primarily attributable to net proceeds from the construction lines of credit of $360 million during the six months ended June 30, 2024 compared to $91 million of net payments in 2023, partially offset by a $12 million increase in payments related to common stock withheld for employee taxes associated with stock compensation during the six months ended June 30, 2024.
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

Accordingly, upon liquidation, dissolution or winding up of the Company, each share of redeemable preferred stock is entitled to receive the initial liquidation preference of $1,000 per share, subject to adjustment, plus accrued and unpaid dividends thereon.
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
Share Buyback Program
In June 2023, the Company’s Board of Directors (the “Board”) approved a share buyback program under which the Company can repurchase up to $25.0 million of its Class A common stock through June 30, 2026 in open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Refer to Part II, Item 2, below, for further details on share repurchases under our share buyback program.
Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the six months ended June 30, 2024 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
As of June 30, 2024, we had outstanding surety bonds and letters of credit totaling $246 million and $19 million, respectively. We believe we will fulfill our obligations under the related arrangements and do not anticipate any material losses under these surety bonds and letters of credit.

Contractual Obligations
Except for the changes related to the Credit Agreement discussed in Note 3, Debt to the condensed consolidated financial statements, for the three and six months ended June 30, 2024, there have been no material changes to our contractual obligations previously described under the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
We caution you that these forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. These risks include, but are not limited to, the risks described under “Risk Factors” herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Should one or more of such risks or uncertainties occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our operations are interest-rate sensitive. As overall housing demand is adversely affected by increases in mortgage interest rates, a significant increase in interest rates may negatively affect the ability of homebuyers to secure adequate financing. Higher interest rates could adversely affect our revenues, gross margins and net income. We do not enter into, nor do we intend to enter into in the future, derivative financial instruments for trading or speculative purposes to hedge against interest rate fluctuations.
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
Under the Credit Agreement, the Company has the ability to draw “Term SOFR Rate Loans” or “Daily Simple SOFR Rate Loans”. Term SOFR Rate Loans bear interest based on Term SOFR rates for one or three-month interest periods and include a SOFR adjustment of 10 basis points for each interest period. Daily Simple SOFR Rate Loans bear interest based on Daily Simple SOFR rates and include a SOFR adjustment of 10 basis points. Interest under Term SOFR Rate Loans and Daily Simple SOFR Rate Loans also include an “applicable rate margin” determined based on the Company’s net debt to capitalization ratio, equivalent to credit spreads of 2.00% to 2.95%.
Interest on Base Rate or Daily Simple SOFR Rate advances borrowed under the Credit Agreement are payable in arrears on a monthly basis. Interest on Term SOFR rate advances borrowed under the Credit Agreement are payable in arrears at the end of the interest period applicable to such advance, or, if less than such interest period, three months after the beginning of such interest period. The Company pays the lenders a commitment fee on the amount of the unused commitments on a quarterly basis at a rate per annum that will vary from 0.20% to 0.30% depending on the Company’s net debt to capitalization ratio, as defined in the Credit Agreement.
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
Jet HomeLoans is exposed to interest rate risk as it relates to its lending activities. Jet HomeLoans underwrites and originates mortgage loans, which are sold through either optional or mandatory forward delivery contracts into the secondary markets. The loan portfolio of Jet HomeLoans is held for sale and subject to forward sale commitments. Jet HomeLoans also sells all of its mortgages held for sale on a servicing released basis.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2024. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2024 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

Changes in Internal Controls
We completed the Crescent Homes acquisition on February 1, 2024, which is discussed in detail in Note 2, Business Combinations to the condensed consolidated financial statements. Our assessment of the effectiveness of the Company’s disclosure controls and procedures did not encompass the internal controls over financial reporting of Crescent Homes. This decision aligns with the general guidance from the SEC Staff, allowing the exclusion of an assessment of a recently acquired business from management’s scope for an internal controls audit for up to one year post-acquisition. Crescent Homes contributed approximately 8% to our total revenue for the quarter ended June 30, 2024. As of June 30, 2024, the total assets of the acquired business represented about 8% of total consolidated assets, mainly comprising inventory and goodwill.
With the completion of the Crescent Homes acquisition, we have implemented internal controls over significant processes at Crescent Homes, which we consider appropriate and necessary given the integration level. As the integration progresses, we will continuously evaluate Crescent Homes' internal controls and processes, further integrating them with those of the Company.
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
ITEM 1A. RISK FACTORS
There are numerous factors that affect our business and results of operations, many of which are beyond our control. Refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which contains descriptions of significant risks that have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as presented below, there have been no material changes to risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.
Investors in mortgages could require that we repurchase loans or compensate them for losses stemming from mortgages we have sold.

Our financial services segment originates mortgages primarily for our homebuilding clients. Almost all of these mortgages are promptly sold in the secondary mortgage market on a servicing released, nonrecourse basis, though we retain liability for certain limited representations, such as fraud, and warranties related to the sale of loans. Consequently, mortgage investors have previously and may again seek to have us repurchase loans or reimburse them for losses incurred on mortgages we have sold, asserting breaches of our limited representations or warranties. While we believe our reserves are sufficient for known losses and anticipated repurchase demands, given the mortgage industry’s volatility and the uncertainty surrounding the resolution of these claims, unforeseen repurchases or losses in handling them beyond our expectations could result in additional expenses. Future claims of this nature could impose substantial liabilities on us, potentially exceeding our reserves, and could materially impact our financial results. Furthermore, an increase in mortgage default rates could adversely affect our ability to sell mortgages or the prices we can command for their sale.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Buyback Program
In June 2023, our Board of Directors approved a share buyback program under which we can repurchase up to $25 million of our Class A common stock through June 30, 2026 in open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Refer to Note 11, Equity to the condensed consolidated financial statements for information regarding the share buyback program.
We expect to execute any transactions under the share buyback program through a combination of Rule 10b5-1 trading plans and transactions made in compliance with Rule 10b-18. The actual timing, number and value of shares repurchased under the share buyback program will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading plans, price, general business and market conditions, and alternative investment opportunities. The share buyback program does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time. The following table provides information with respect to repurchases of shares of Class A common stock by the Company during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2024 - 4/30/2024	—	$—	—	$25,000,000
5/1/2024 - 5/31/2024	—	—	—	25,000,000
6/1/2024 - 6/30/2024	71,833	25.70	71,833	$23,153,863
Total	71,833	$25.70	71,833

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
Directors and Executive Officers. Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act (“Rule 10b5-1”) and in compliance with guidelines specified by the Company. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s equity plans (“Rule 10b5-1 Trading Plans”). Under a Rule 10b5-1 Trading Plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted, terminated or modified by our directors and executive officers during the three months ended June 30, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Adoption, Termination or Modification	Date of Adoption, Termination or Modification	Scheduled Expiration Date of Plan	Number of Shares to be Sold under the Plan
Patrick O. Zalupski President, Chief Executive Officer and Chairman of the Board of Directors	Adoption	March 6, 2024	December 18, 2024	1,000,000
J. Douglas Moran Senior Vice President and Chief Operating Officer	Adoption	May 8, 2024	February 7, 2025	150,000
L. Anabel Fernandez Senior Vice President and Chief Financial Officer	Adoption	June 11, 2024	September 5, 2025	20,000

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1+
Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 2, 2022, among Dream Finders Homes, Inc., Bank of America, N.A, as administrative agent, collateral agent, and issuing bank, and the lenders named therein as parties thereto. (Incorporated by reference from Form 8-K filed on June 11, 2024)

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
XBRL information is deemed not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended and for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dream Finders Homes, Inc.

Date:	August 1, 2024	/s/ Patrick O. Zalupski
Patrick O. Zalupski President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	August 1, 2024	/s/ L. Anabel Fernandez
L. Anabel Fernandez Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)