Form 10-Q
period 2024-09-30
Dream Finders Homes, Inc.
filed 2024-10-31
CIK 1825088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 24, 2024, there were 34,250,080 shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding and 59,226,153 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. DREAM FINDERS HOMES, INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$204,906	$494,145
Restricted cash	27,942	54,311
Accounts receivable	30,202	30,874
Inventories	2,060,168	1,440,249
Lot deposits	367,893	247,207
Other assets	105,578	80,759
Investments in unconsolidated entities	6,558	15,364
Mortgage loans held for sale	177,610	—
Property and equipment, net	24,898	7,043
Right-of-use assets	18,592	20,280
Goodwill	300,313	172,207
Total assets	$3,324,660	$2,562,439

Liabilities
Accounts payable	$168,982	$134,115
Accrued expenses	186,667	207,389
Customer deposits	130,199	172,574
Construction lines of credit	991,208	530,384
Senior unsecured notes, net	294,713	293,918
Mortgage warehouse facilities	170,167	—
Lease liabilities	19,515	21,114
Contingent consideration	73,497	116,795
Total liabilities	$2,034,948	$1,476,289
Commitments and contingencies (Note 5)
Mezzanine Equity
Redeemable preferred stock	148,500	148,500
Redeemable noncontrolling interest	21,451	—
Equity
Class A common stock, $0.01 per share, 289,000,000 authorized, 34,502,077 and 32,882,124 issued as of September 30, 2024 and December 31, 2023, respectively	345	329
Class B common stock, $0.01 per share, 61,000,000 authorized, 59,226,153 and 60,226,153 issued as of September 30, 2024 and December 31, 2023, respectively	592	602
Additional paid-in capital	276,431	275,241
Retained earnings	844,375	648,412
Treasury stock, at cost, 251,997 shares of Class A common stock as of September 30, 2024	(6,670)	—
Total Dream Finders Homes, Inc. stockholders’ equity	1,115,073	924,584
Noncontrolling interests	4,688	13,066
Total equity	1,119,761	937,650
Total liabilities, mezzanine equity and equity	$3,324,660	$2,562,439
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Homebuilding	$986,257	$893,502	$2,863,714	$2,603,858
Financial services	20,612	2,328	27,140	6,731
Total revenues	1,006,869	895,830	2,890,854	2,610,589
Homebuilding cost of sales	797,110	709,286	2,328,587	2,109,485
Financial services expenses	12,156	1,449	16,254	3,885
Selling, general and administrative expense	101,886	78,514	278,945	210,548
Income from unconsolidated entities	(99)	(4,557)	(10,301)	(12,219)
Contingent consideration revaluation	5,948	9,026	13,793	32,608
Other income, net	(2,556)	(1,646)	(5,680)	(2,711)
Income before taxes	92,424	103,758	269,256	268,993
Income tax expense	(20,780)	(24,158)	(59,166)	(66,000)
Net and comprehensive income	71,644	79,600	210,090	202,993
Net and comprehensive income attributable to noncontrolling interests	(993)	(3,503)	(4,002)	(9,043)
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$70,651	$76,097	$206,088	$193,950
Earnings per share
Basic	$0.72	$0.79	$2.10	$1.98
Diluted	$0.70	$0.75	$2.06	$1.83
Weighted-average number of shares
Basic	93,527,205	93,108,277	93,399,681	93,052,507
Diluted	100,736,148	102,052,181	100,140,134	105,819,964
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three and nine months ended September 30, 2024
(In thousands, except share amounts) (Unaudited)

	Dream Finders Homes, Inc. Stockholders' Equity
	Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Non-Controlling Interests	Total Equity	Redeemable Preferred Stock		Redeemable Noncontrolling Interest
	Shares Outstanding	Amount	Shares Outstanding	Amount						Shares	Amount
Balance as of June 30, 2024	34,430,244	$345	59,226,153	$592	$271,296	$777,099	$(1,846)	$4,095	$1,051,581	150,000	$148,500	$21,451
Stock-based compensation	—	—	—	—	5,135	—	—	—	5,135	—	—	—
Vesting of stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—
Withholding of common stock for taxes	—	—	—	—	—	—	—	—	—	—	—	—
Repurchases of common stock	(180,164)	—	—	—	—	—	(4,824)	—	(4,824)	—	—	—
Distributions	—	—	—	—	—	—	—	(400)	(400)	—	—	—
Preferred stock dividends declared	—	—	—	—	—	(3,375)	—	—	(3,375)	—	—	—
Noncontrolling interest issued in business combination	—	—	—	—	—	—	—	—	—	—	—	—
Net and comprehensive income	—	—	—	—	—	70,651	—	993	71,644	—	—	—
Balance as of September 30, 2024	34,250,080	$345	59,226,153	$592	$276,431	$844,375	$(6,670)	$4,688	$1,119,761	150,000	$148,500	$21,451

	Dream Finders Homes, Inc. Stockholders' Equity
	Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Non-Controlling Interests	Total Equity	Redeemable Preferred Stock		Redeemable Noncontrolling Interest
	Shares Outstanding	Amount	Shares Outstanding	Amount						Shares	Amount
Balance as of December 31, 2023	32,882,124	$329	60,226,153	$602	$275,241	$648,412	$—	$13,066	$937,650	150,000	$148,500	$—
Stock-based compensation	—	—	—	—	13,660	—	—	—	13,660	—	—	—
Vesting of stock-based compensation	952,669	9	—	—	(9)	—	—	—	—	—	—	—
Withholding of common stock for taxes	(332,716)	(3)	—	—	(12,461)	—	—	—	(12,464)	—	—	—
Class B common stock exchanged for Class A common stock	1,000,000	10	(1,000,000)	(10)	—	—	—	—	—	—	—	—
Repurchases of common stock	(251,997)	—	—	—	—	—	(6,670)	—	(6,670)	—	—	—
Distributions	—	—	—	—	—	—	—	(12,380)	(12,380)	—	—	—
Preferred stock dividends declared	—	—	—	—	—	(10,125)	—	—	(10,125)	—	—	—
Noncontrolling interest issued in business combination	—	—	—	—	—	—	—	—	—	—	—	21,451
Net and comprehensive income	—	—	—	—	—	206,088	—	4,002	210,090	—	—	—
Balance as of September 30, 2024	34,250,080	$345	59,226,153	$592	$276,431	$844,375	$(6,670)	$4,688	$1,119,761	150,000	$148,500	$21,451
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
Three and nine months ended September 30, 2023
(In thousands, except share amounts) (Unaudited)

	Dream Finders Homes, Inc. Stockholders' Equity
	Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Total Non-Controlling Interests	Total Equity	Redeemable Preferred Stock
	Shares Outstanding	Amount	Shares Outstanding	Amount					Shares	Amount
Balance as of June 30, 2023	32,882,124	$329	60,226,153	$602	$270,529	$476,663	$14,501	$762,624	157,143	$156,855
Stock-based compensation	—	—	—	—	3,812	—	—	3,812	—	—
Vesting of stock-based compensation	—	—	—	—	—	—	—	—	—	—
Withholding of common stock for taxes	—	—	—	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	(2,629)	(2,629)	—	—
Redemption of Series B preferred units	—	—	—	—	(2,912)	343	—	(2,569)	(7,143)	(8,508)
Preferred stock dividends declared	—	—	—	—	—	(3,113)	—	(3,113)	—	—
Net and comprehensive income	—	—	—	—	—	75,944	3,503	79,447	—	153
Balance as of September 30, 2023	32,882,124	$329	60,226,153	$602	$271,429	$549,837	$15,375	$837,572	150,000	$148,500

	Dream Finders Homes, Inc. Stockholders' Equity
	Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Total Non-Controlling Interests	Total Equity	Redeemable Preferred Stock
	Shares Outstanding	Amount	Shares Outstanding	Amount					Shares	Amount
Balance as of December 31, 2022	32,533,883	$325	60,226,153	$602	$264,381	$365,994	$12,970	$644,272	157,143	$156,421
Stock-based compensation	—	—	—	—	10,286	—	—	10,286	—	—
Vesting of stock-based compensation	371,841	4	—	—	(4)	—	—	—	—	—
Withholding of common stock for taxes	(23,600)	—	—	—	(322)	—	—	(322)	—	—
Distributions	—	—	—	—	—	—	(6,638)	(6,638)	—	—
Redemption of Series B preferred units	—	—	—	—	(2,912)	343	—	(2,569)	(7,143)	(8,508)
Preferred stock dividends declared	—	—	—	—	—	(9,863)	—	(9,863)	—	—
Net and comprehensive income	—	—	—	—	—	193,363	9,043	202,406	—	587
Balance as of September 30, 2023	32,882,124	$329	60,226,153	$602	$271,429	$549,837	$15,375	$837,572	150,000	$148,500
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net and comprehensive income	$210,090	$202,993
Adjustments to reconcile net and comprehensive income to net cash (used in)/provided by operating activities
Depreciation and amortization	6,948	7,983
Gain on sale of property and equipment	(120)	(44)
Amortization of lease right-of-use assets	5,270	5,438
Stock-based compensation	13,660	10,286
Deferred tax expense (benefit)	10,643	(5,248)
Return on investments, net of income from unconsolidated entities	(3,396)	11
Contingent consideration revaluation	13,793	32,608
Payments of contingent consideration	(29,259)	(12,331)
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	1,291	10,175
Inventories	(494,240)	(95,623)
Lot deposits	(119,077)	35,978
Other assets	(8,094)	8,587
Mortgage loans held for sale	(62,880)	—
Accounts payable and accrued expenses	(51,352)	(58,683)
Customer deposits	(51,179)	17,890
Lease liabilities	(5,201)	(5,258)
Net cash (used in)/provided by operating activities	(563,103)	154,762
Cash flows from investing activities
Purchase of property and equipment	(21,444)	(3,906)
Proceeds from disposal of property and equipment	88	201
Investments in unconsolidated entities	(2,351)	(300)
Return of investments from unconsolidated entities	573	—
Payments for acquisitions, net of cash acquired	(174,403)	—
Net cash used in investing activities	(197,537)	(4,005)
Cash flows from financing activities
Proceeds from senior unsecured notes	—	300,000
Proceeds from construction lines of credit	666,176	5,410,000
Repayments on construction lines of credit	(205,352)	(5,820,736)
Proceeds from mortgage warehouse facilities	544,784	—
Repayments on mortgage warehouse facilities	(483,761)	—
Payments of debt issuance costs	(7,344)	(11,358)
Redemption of Series B preferred units	—	(11,077)
Payments of preferred stock dividends	(10,125)	(9,863)
Payments for common stock withheld for taxes	(12,464)	(322)
Repurchases of common stock	(6,670)	—
Distributions to noncontrolling interests	(12,380)	(6,638)
Payments of contingent consideration	(27,832)	(32,592)
Net cash provided by/(used in) financing activities	445,032	(182,586)

Net decrease in cash, cash equivalents and restricted cash	(315,608)	(31,829)
Cash, cash equivalents and restricted cash at beginning of period	548,456	395,130
Cash, cash equivalents and restricted cash at end of period	$232,848	$363,301

The accompanying notes are an integral part of these condensed consolidated financial statements

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$204,906	$330,129
Restricted cash	27,942	33,172
Total cash, cash equivalents and restricted cash	$232,848	$363,301

Supplemental disclosures of cash payments:
Cash paid for income taxes, net of refunds	$113,419	$79,299

Supplemental disclosures of noncash activities:
Noncash investing activities
Noncontrolling interest issued in business combination	$21,451	$—
Accrued cash consideration for business combination	26,126	—
Total noncash investing activities	$47,577	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Nature of Business and Significant Accounting Policies
Nature of Business
Dream Finders Homes, Inc. (together with its subsidiaries, “Dream Finders”, the “Company” or “DFH, Inc.”) designs, builds and sells homes in markets throughout the United States. The Company also provides title insurance and mortgage banking solutions through its wholly owned subsidiaries, Golden Dog Title & Trust (“DF Title”) and Jet HomeLoans, LP (“Jet HomeLoans”). The Company was incorporated in the State of Delaware on September 11, 2020.
Basis of Presentation and Consolidation
The accompanying unaudited, condensed consolidated financial statements include the accounts of DFH, Inc., its wholly owned subsidiaries and any investments that may qualify for consolidation treatment. The accompanying statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for a complete set of financial statements. As such, the accompanying statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The accompanying statements include all adjustments that are of a normal, recurring nature and necessary for the fair presentation of our results for the interim periods presented, which are not necessarily indicative of results to be expected for the full year due to seasonal variations in operating results and other factors. All intercompany accounts and transactions have been eliminated in consolidation. There are no other components of comprehensive income not already reflected in net and comprehensive income on our Condensed Consolidated Statements of Comprehensive Income.
On July 1, 2024, the Company acquired the remaining 40% equity interest in the previously unconsolidated mortgage joint venture, Jet HomeLoans, which is now consolidated as of that date on the Company’s condensed consolidated financial statements. Prior to the acquisition, Jet HomeLoans was accounted for as an equity method investment and, for segment reporting purposes, was presented in the Company’s Financial Services segment on a consolidated basis and reconciled to amounts reported within the Company’s condensed consolidated financial statements. Following the acquisition, Jet HomeLoans continues to be included in the Company’s Financial Services segment.
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
Mortgage Loans Held for Sale and Revenue Recognition
Mortgage loans held for sale are carried at fair value under the fair value option, with changes in fair value recorded in financial services revenues on the Condensed Consolidated Statement of Comprehensive Income. Management believes that carrying the mortgage loans held for sale at fair value and the derivative instruments used to economically hedge them enhances financial reporting by reducing volatility in reported earnings. The fair value of mortgage loans held for sale is determined by forward sale commitments with investors simultaneously when the loan is locked with the borrower. Mortgage loans held for sale are generally sold within 30-60 days of origination. Net gains and losses from the sale of mortgage loans held for sale are recognized based upon the difference between the sales proceeds and carrying value of the related loans and are recorded in financial services revenues on the Condensed Consolidated Statement of Comprehensive Income.

The Company enters into interest rate lock commitments (“IRLCs”) when originating mortgage loans with customers who have applied for a loan and meet certain credit and underwriting criteria. The IRLCs, which may either be derivative assets or derivative liabilities based on changes in market and interest rate risk, are carried at fair value within other assets on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2024. Changes in fair value of these instruments, as well as any gains or losses upon settlement, are reflected in financial services revenues on the Condensed Consolidated Statement of Comprehensive Income.
Reclassifications
Certain reclassifications have been made on the condensed consolidated financial statements for 2023 to conform to the classifications used in 2024.
Recent Accounting Pronouncements
In March 2024, the Securities and Exchange Commission (the “SEC”) issued its final rules aimed at standardizing climate-related disclosures. These rules require the disclosure of material climate-related risks, strategies to mitigate or adapt to these risks, governance practices overseeing such risks and the disclosure of substantial greenhouse gas emissions stemming from operations owned and controlled and/or indirectly influenced through purchased energy consumed in operations. Furthermore, the final rules require disclosures within financial statement notes concerning the impacts of severe weather events and other natural circumstances, contingent upon specified thresholds of materiality. Subsequent to the issuance of the final rules, on March 15, 2024, a federal appellate court imposed a temporary stay pending judicial review of these regulations, followed by a voluntary stay by the SEC on April 4, 2024, pending the conclusion of this review process. Assuming adoption, the initial annual disclosure requirements may require compliance as early as the year ending December 31, 2025 depending on filing status. The Company is currently evaluating the impact of these final rules on the condensed consolidated financial statements.
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) Number 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires more disaggregated income tax disclosures, including additional information in the rate reconciliation and additional disclosures about income taxes paid. ASU 2023-09 will become effective for the fiscal year ending December 31, 2025. Early adoption is permitted, and guidance should be applied prospectively, with an option to apply guidance retrospectively. The Company is currently evaluating the impact of the adoption of ASU 2023-09 and does not expect it to have a material effect on the condensed consolidated financial statements.
In November 2023, the FASB issued ASU Number 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker(s) that are included within each reported measure of segment profit or loss. The guidance also expands disclosure requirements for interim periods, as well as requires disclosure of other segment items, including the title and position of the entity’s chief operations decision maker(s). ASU 2023-07 will become effective for the fiscal year ending December 31, 2024, and for interim periods starting in our first quarter of 2025. Early adoption is permitted, and guidance is required to be applied retrospectively. The Company evaluated the impact of the adoption of ASU 2023-07 on the condensed consolidated financial statements and does not expect it to have a material effect on the condensed consolidated financial statements, but will result in additional disclosures in its Annual Report on Form 10-K for the year ending December 31, 2024.
2.     Acquisitions
Crescent Homes
On February 1, 2024, the Company acquired certain assets and assumed certain liabilities, comprising the majority of the homebuilding business of Crescent Ventures, LLC (“Crescent Homes” or “Crescent”) through wholly-owned DFH subsidiaries, Dream Finders Holdings, LLC, and DFH Crescent, LLC (“DFH Crescent”). This acquisition allowed the Company to expand into the markets of Charleston and Greenville, South Carolina, and Nashville, Tennessee. The cash consideration for the Crescent acquisition was $210.4 million. Payments through September 30, 2024 were made with cash on hand and proceeds from borrowings under the Company’s revolving credit facility. Additionally, as part of the consideration, the former owner of Crescent Homes received a noncontrolling ownership in DFH Crescent and contractual rights to a portion of its future earnings upon exceeding a minimum earnings threshold.

The purchase agreement includes certain put and call options available to the former owner and the Company upon the occurrence of certain events that are not solely in the control of the Company. As a result, the noncontrolling interest is redeemable and reported within mezzanine equity on the Company’s Condensed Consolidated Balance Sheet at the greater of the initial carrying amount adjusted for the noncontrolling interest’s share of net income (loss) or its redemption value. After achieving the minimum earnings threshold, the amount of net and comprehensive income that is attributable to the redeemable noncontrolling interest will be presented within net and comprehensive income attributable to noncontrolling interests on the Condensed Consolidated Statements of Comprehensive Income.
The acquisition was accounted for as a business combination under Accounting Standards Codification (“ASC”) Topic 805. In determining the purchase price allocation, we evaluated Crescent Homes’ assets acquired and liabilities assumed based on their estimated fair values as of February 1, 2024. Goodwill was recorded as the residual amount by which the purchase price plus the fair value of the noncontrolling interest exceeded the provisional fair value of the net assets acquired and is expected to be fully deductible for tax purposes. Goodwill consists primarily of expected synergies of combining operations, the acquired workforce, and growth opportunities, none of which qualify as separately identifiable intangible assets. The fair value of the redeemable noncontrolling interest, inclusive of the put and call options described above, was determined using an income-based approach, coupled with Monte Carlo simulations, which were impacted by various inputs including projected future cash flows, discount rates and market volatility.
The consideration for the total purchase price as of September 30, 2024 was follows (in thousands):

Cash consideration	$210,449
Fair value of the redeemable noncontrolling interest as of the acquisition date	21,451
Total consideration	$231,900
The purchase price allocation as of September 30, 2024 was as follows (in thousands):

	As Originally Reported on March 31, 2024	Measurement Period Adjustments(1)	Acquired Value
Inventories	$120,682	$1,371	$122,053
Other assets	1,790	—	1,790
Property and equipment	418	37	455
Accounts payable	(9,311)	(232)	(9,543)
Customer deposits	(8,804)	—	(8,804)
Accrued expenses	(2,036)	(121)	(2,157)
Net assets acquired	$102,739	$1,055	$103,794
Goodwill	132,861	(4,755)	128,106
Total purchase price	$235,600	$(3,700)	$231,900
(1)The above measurement period adjustments were recorded during the three months ended June 30, 2024. These adjustments were related to and reflect the most current provisional valuation of the post-closing balances of the acquired net assets. The Company expects to finalize the purchase price allocation no later than one year from the acquisition date.
Jet HomeLoans
On July 1, 2024, the Company acquired the remaining 40% equity interest in the previously unconsolidated mortgage joint venture Jet HomeLoans, which is consolidated as of that date on the Company’s condensed consolidated financial statements. Cash consideration was $9.3 million, subject to customary post-closing adjustments. The acquisition was accounted for as an asset acquisition under ASC Topic 805.

Unaudited Pro Forma Information
The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and have been presented as if the Crescent and Jet HomeLoans acquisitions had occurred on January 1, 2023 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
Unaudited Pro Forma(1)	2023	2024	2023
Total revenues	$953,179	$2,941,003	$2,836,912
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$87,879	$219,881	$231,655
(1)This unaudited pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had occurred on that date, nor of the results that may be obtained in the future.
For the three and nine months ended September 30, 2024, Crescent Homes contributed $123.9 million and $251.6 million in homebuilding revenues, respectively, and $21.3 million and $28.0 million in net and comprehensive income, respectively, all of which is attributable to the Company. Crescent Homes operations are included in the Mid-Atlantic segment from the date of acquisition. Refer to Note 8, Segment Reporting for information.
For the three months ended September 30, 2024, Jet HomeLoans contributed $16.1 million in financial services revenues and $6.6 million in net and comprehensive income. Following the acquisition on July 1, 2024, Jet HomeLoans’ operations continue to be included within the Financial Services segment. Refer to Note 8, Segment Reporting for information.
Contingent Consideration from Previous Business Combinations
In connection with applicable business combinations, the Company records the fair value of contingent consideration as a liability as of the acquisition date as prescribed by the underlying agreement. The initial measurement of contingent consideration is based on projected cash flows such as revenues, homebuilding gross margin, overhead expenses and pre-tax income of the acquired business and is discounted to present value using the discounted cash flow method. The remaining estimated contingent consideration payments are subsequently remeasured to fair value as of each reporting date based on the estimated future earnings of the acquired entities and the re-assessment of risk-adjusted discount rates that reflect current market conditions. Maximum potential exposure for contingent consideration is not estimable based on the contractual terms of the contingent consideration agreements, which allow for a percentage payout based on a potentially unlimited range of pre-tax income amounts.
As of September 30, 2024 and December 31, 2023, the Company remeasured the fair value of contingent consideration related to the 2020 acquisition of H&H Constructors of Fayetteville, LLC and adjusted the liability to $5.6 million and $11.7 million, respectively, based on actual results achieved, revised pre-tax income forecasts and revised discount rates as of the balance sheet date and from accretion of the liability, as applicable. The Company recorded contingent consideration adjustments resulting in $0.1 million of income and $0.9 million of expense for the three and nine months ended September 30, 2024, respectively, and $0.6 million of expense and $3.8 million of expense for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, the earnout period concluded and final payment for the contingent consideration agreement is due in the fourth quarter of 2024.
As of September 30, 2024 and December 31, 2023, the Company remeasured the fair value of contingent consideration related to the 2021 acquisition of McGuyer Homebuilders, Inc. (“MHI”) and adjusted the liability to $67.9 million and $105.1 million, respectively, based on actual results achieved, revised pre-tax income forecasts and revised discount rates as of the balance sheet date and from accretion of the liability. The Company recorded contingent consideration adjustments resulting in $6.0 million and $12.9 million of expense for the three and nine months ended September 30, 2024, respectively, and $8.4 million and $28.4 million of expense for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, there were 12 months remaining under the contingent consideration agreement.
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

The Company received net proceeds from the issuance and sale of the 2028 Notes of $293.5 million after unamortized debt issuance costs of $6.5 million, which reduced the carrying value of the 2028 Notes reported on the Condensed Consolidated Balance Sheets within senior notes unsecured, net. The net proceeds from the 2028 Notes were used to repay a portion of the then outstanding balance under the Company’s revolving credit facility. See Note 9, Fair Value Disclosures for more information.

The 2028 Notes are redeemable by the Company prior to August 15, 2025 through the payment of the principal amount due, which can be accomplished through the issuance of certain restricted equity offerings for specified portions of principal notes outstanding, plus specified rates and accrued and unpaid interest, and a make-whole premium in the event 100.0% of the principal amount is redeemed. On or after August 15, 2025, the 2028 Notes are redeemable at specified rates equal to 104.1% of the principal balance, plus accrued and unpaid interest, and periodically decrease to 100.0% on August 15, 2027. Upon the occurrence of a Change of Control (as defined in the Indenture), the holders of the 2028 Notes will have the right to require the Company to repurchase all or a portion of the 2028 Notes at a price equal to 101.0% of the aggregate principal amount of the 2028 Notes, plus any accrued and unpaid interest. As of September 30, 2024 and December 31, 2023, unamortized debt issuance costs were $5.3 million and $6.1 million, respectively.

The Indenture includes customary events of default. Subject to specified exceptions, the Indenture contains certain restrictive covenants that, among other things, limit our ability to incur or guarantee certain indebtedness, issue certain equity interests or engage in certain capital stock or affiliate transactions. In addition, the Indenture contains certain limitations related to mergers, consolidations, and transfers of assets.

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
As of September 30, 2024 and December 31, 2023, the outstanding balance under the Credit Agreement was $990.0 million and $530.0 million, respectively. Under the Credit Agreement, the funds available are unsecured and availability under the borrowing base is calculated based on specific advance rates for finished lots, construction in process homes, and finished homes inventory on the Condensed Consolidated Balance Sheets, and reduced for any outstanding unsecured indebtedness permitted under the Credit Agreement, including the 2028 Notes. The Company had capitalized debt issuance costs related to construction lines of credit, net of amortization, of $11.3 million and $7.0 million as of September 30, 2024 and December 31, 2023, respectively, which were included in other assets on the Condensed Consolidated Balance Sheets.
Debt issuance costs related to the 2028 Notes and the Credit Agreement that are recorded to capitalized interest are expensed in cost of sales as the homes close.

Mortgage Warehouse Facilities

As a result of the Jet HomeLoans acquisition discussed in Note 2, Acquisitions, the Company has the following mortgage warehouse lines of credit and repurchase agreements with various financial institutions as of September 30, 2024. Amounts outstanding under the mortgage warehouse facilities are not guaranteed by us or any of our other subsidiaries and the agreements contain various affirmative and negative covenants applicable solely to Jet HomeLoans that are customary for arrangements of this type. All of the outstanding balances for the borrowings as of September 30, 2024 below were collateralized by the mortgage loans held for sale reported on the Condensed Consolidated Balance Sheets (dollars presented in thousands):

Facility	Outstanding Balance	Facility Amount	Interest Rate	Expiration Date
Warehouse A	$88,282	$90,000	6.35%	12/31/2024
Warehouse B	50,453	75,000	6.85%	12/20/2024
Warehouse C	31,432	100,000	7.23%	2/15/2025
Total	$170,167	$265,000
The Company was in compliance with all debt covenants as of September 30, 2024 and December 31, 2023. The Company expects to remain in compliance with all debt covenants over the next 12 months.
4.    Inventories
Inventories consist of construction in process (“CIP”) and finished homes, including capitalized interest costs incurred under certain of our debt obligations discussed in Note 3, owned land and lots and pre-acquisition land costs. CIP represents homes under construction or completed, including sold, speculative (“spec”) and model homes. CIP includes the cost of finished lots and all direct costs incurred to build homes. The cost of homes is expensed on a specific identification basis when the home is delivered to the customer. Finished lots are generally purchased just-in-time for construction, whether for spec or sold homes, and are included within owned land and lots until construction begins when the finished lot cost is transferred to CIP. Costs related to finished lots or land under development held by third-party land bank partners incurred prior to the Company’s purchase of the land, including lot option fees, property taxes and due diligence costs are capitalized into pre-acquisition land costs.
Inventories consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30, 2024	As of December 31, 2023
Construction in process and finished homes	$1,849,736	$1,251,767
Owned land and lots	130,674	119,675
Pre-acquisition land costs	79,758	68,807
Inventories	$2,060,168	$1,440,249
Capitalized interest activity related to our construction lines of credit and senior unsecured notes, net is summarized in the table below for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Capitalized interest as of beginning of the period	$36,598	$27,921	$27,311	$27,682
Interest incurred	28,520	19,425	75,696	57,809
Interest charged to homebuilding cost of sales	(20,719)	(19,337)	(58,608)	(57,482)
Capitalized interest as of end of the period	$44,399	$28,009	$44,399	$28,009

The Company reviews the performance and outlook of its inventories for indicators of potential impairment on a quarterly basis at the community level. In addition to considering market and economic conditions, the Company assesses current sales absorption levels and recent profitability. The Company looks for instances where sales prices for a home in backlog or potential sales prices for a future sold home would be at a level at which the carrying value of the home may not be recoverable. There were no inventory impairment charges recorded for the three and nine months ended September 30, 2024, and $1.4 million and $2.0 million in inventory impairment charges recorded for the three and nine months ended September 30, 2023, respectively. The Company reviews lot deposits for impairment on a quarterly basis and will record an impairment charge if it believes it will forfeit its deposit on an individual or portfolio of lots. The Company recorded $1.0 million and $1.2 million of lot deposit impairments for the three and nine months ended September 30, 2024, respectively, and $1.5 million and $3.1 million of lot deposit impairments for the three and nine months ended September 30, 2023, respectively.
5.    Commitments and Contingencies
Legal Proceedings

We are party to legal matters from time to time that typically are derived from the Company’s general business practices, primarily related to the construction of homes. The Company believes that if a claim has merit, parties other than the Company would be, at least in part, liable for the claim, and the eventual outcome of the claim would not have a material adverse effect upon our condensed consolidated financial statements. When we believe that a loss is probable and estimable, we record the estimated contingency loss on our Condensed Consolidated Statements of Comprehensive Income.

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
The carrying amounts of the Company’s investments in unconsolidated VIEs, other than the lot option contracts discussed below were $6.6 million and $15.4 million as of September 30, 2024 and December 31, 2023, respectively. The Company’s maximum exposure to loss is limited to its investment in the entities because the Company is not obligated to provide them with any additional capital and does not guarantee any of their debt or other liabilities. Jet HomeLoans, previously an investment in unconsolidated VIEs accounted for under the equity method, is consolidated on the Company’s condensed consolidated financial statements beginning July 1, 2024. Refer to Note 1, Nature of Business and Significant Accounting Policies for more information.
Under the aforementioned lot option contracts, the Company typically makes a specified earnest money deposit in consideration for the right to purchase finished lots in the future, usually at a predetermined price. The Company concluded that it is not the primary beneficiary of the land bank entities with which it enters into lot option contracts and therefore the Company does not consolidate any of these entities. The Company’s risk of loss related to finished lot option and land bank option deposits and related fees was $447.7 million and $328.0 million as of September 30, 2024 and December 31, 2023, respectively.
7.    Income Taxes
The Company’s effective tax rate for the nine months ended September 30, 2024 and 2023 was estimated to be 22.0% and 24.5%, respectively. The effective tax rate decrease of 2.6% was primarily attributable to a higher number of our home closings expected to qualify for the energy efficiency tax credit under IRS §45L in the current year compared to the prior year, as well as increased tax benefits from stock-based compensation due to an overall higher Company stock price on the vesting date when compared to the grant date for certain awards.

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
The following tables summarize revenues and income before taxes by segment for the three and nine months ended September 30, 2024 and 2023, as well as total assets and goodwill by segment as of September 30, 2024 and December 31, 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2024	2023	2024	2023
Southeast	$293,300	$370,761	$914,319	$1,051,389
Mid-Atlantic	283,804	163,834	758,066	446,745
Midwest	409,153	358,907	1,191,329	1,105,725
Financial Services	20,612	12,120	54,484	33,584
Total segment revenues	1,006,869	905,622	2,918,198	2,637,443
Reconciling items from equity method investments(1)	—	(9,792)	(27,344)	(26,854)
Consolidated revenues	$1,006,869	$895,830	$2,890,854	$2,610,589

	Three Months Ended September 30,		Nine Months Ended September 30,
Income before taxes:	2024	2023	2024	2023
Southeast	$25,744	$46,646	$89,852	$119,807
Mid-Atlantic	32,668	16,300	75,602	31,466
Midwest	33,879	44,284	103,068	115,802
Financial Services	8,557	7,368	25,756	20,848
Corporate	(8,424)	(8,343)	(19,804)	(11,943)
Total segment income before taxes	92,424	106,255	274,474	275,980
Reconciling items from equity method investments(1)	—	(2,497)	(5,218)	(6,987)
Consolidated income before taxes	$92,424	$103,758	$269,256	$268,993

	Assets:		Goodwill:
	As of September 30, 2024	As of December 31, 2023	As of September 30, 2024	As of December 31, 2023
Southeast	$915,037	$781,162	$14,003	$14,003
Mid-Atlantic(2)	806,307	404,657	144,959	16,853
Midwest	1,151,556	915,199	141,071	141,071
Financial Services	208,348	207,385	280	280
Corporate(3)	243,412	407,932	—	—
Total segments	3,324,660	2,716,335	300,313	172,207
Reconciling items from equity method investments(1)	—	(153,896)	—	—
Consolidated	$3,324,660	$2,562,439	$300,313	$172,207
(1)As a result of the July 1, 2024 acquisition, represents reconciling amounts related to Jet HomeLoans prior to its consolidation on the Company’s condensed consolidated financial statements. Refer to Note 2, Acquisitions for more information.
(2)As of September 30, 2024, includes $128.1 million in goodwill related to the Crescent Homes acquisition.
(3)Corporate assets are comprised of, but are not limited to, operating and restricted cash, deferred tax assets, and prepaids and other assets not directly attributable to a reportable segment. In September of 2024, we purchased an aircraft for corporate use with cash on hand at a purchase price of $13.5 million.
9.    Fair Value Disclosures
Fair value represents the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values are determined using a fair value hierarchy based on the inputs used to measure fair value. Level 1 inputs are unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable and significant to the fair value. The Company applies the fair value hierarchy to certain assets and liabilities remeasured or disclosed at fair value on a recurring basis, including mortgage loans held for sale, derivative assets, senior unsecured notes, net and contingent consideration.
The fair value of mortgage loans held for sale are based on either investor commitments or quoted secondary-market prices. Derivative assets are associated with IRLCs, whose fair values are derived from forward sale commitment prices, as well as certain unobservable inputs such as estimated costs to originate the loans and the probability that the mortgage loan will fund within the terms of the IRLC (the “pull-through rate”). Mortgage loans in process for IRLCs totaled approximately $107.7 million as of September 30, 2024 and carried a weighted average interest rate of approximately 5.4%. The estimated fair value of the 2028 Notes is based on recent trades or quoted market prices for debt of similar terms, including maturity, to achieve comparable yields. Refer to Note 2, Acquisitions for discussion of contingent consideration remeasurement.
The fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, customer deposits and mortgage warehouse facilities, approximate their carrying amounts due to the short-term nature of these instruments. The fair value of the construction lines of credit approximates their carrying amounts since they are subject to short-term floating interest rates that reflect current market rates. Fair value measurements may also be utilized on a nonrecurring basis, such as for the accounting for acquisitions or the impairment of long-lived assets and inventory.

The following table outlines the carrying value and fair value of certain of the Company’s financial instruments (in thousands) as of September 30, 2024 and December 31, 2023:

		As of September 30, 2024		As of December 31, 2023
	Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans held for sale	Level 2	$177,610	$177,610	$—	$—
IRLCs	Level 3	1,955	1,955	—	—
Senior unsecured notes, net	Level 2	294,713	317,469	293,918	318,240
Contingent consideration	Level 3	73,497	73,497	116,795	116,795
The following table presents a summary of the change in fair value measurement of contingent consideration (in thousands):

Beginning balance, December 31, 2023	$116,795
Fair value adjustments related to prior year acquisitions	13,793
Contingent consideration payments	(57,091)
Ending balance, September 30, 2024	$73,497
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
DF Residential II, LP (DF Capital’s “Fund II”) has an exclusive right of first offer on any land bank financing projects that meet its investment criteria and are undertaken by the Company during Fund II’s investment period. The Company, our executive officers and certain directors have investments in Fund II. As of September 30, 2024 and December 31, 2023, the Company had $39.6 million and $48.5 million, respectively, in outstanding lot deposits related to Fund II, controlling 4,726 lots and 4,028 lots, respectively.
On July 30, 2024, DF Capital initiated its first close on DF Residential III, LP (“Fund III”), which included $54.0 million in investments from the Company’s executive officers and a director. The Company’s investment in Fund III will be determined as part of the final closing. As of September 30, 2024, the Company had $17.2 million in outstanding lot deposits related to Fund III, controlling 144 lots.

11.    Equity
Redeemable Noncontrolling Interest
On February 1, 2024, as part of the consideration for the Crescent Homes acquisition, the former owner of Crescent Homes received all of the series B units of DFH Crescent, representing a redeemable noncontrolling interest with contractual rights to a portion of DFH Crescent’s future earnings upon exceeding a minimum earnings threshold (see Note 2, Acquisitions). With the exception of certain acceleration clauses, the holder of the DFH Crescent series B units and the Company are entitled to a series of put and call options beginning on February 1, 2032. The DFH Crescent series B units have no liquidation preference, are not entitled to any dividends and have no voting rights.
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
During the three and nine months ended September 30, 2024, under the share buyback program, the Company repurchased 180,164 and 251,997 shares of Class A common stock for an aggregate purchase price of $4.8 million and $6.7 million, respectively. As of September 30, 2024, approximately $18.3 million in shares remain available for purchase under the share buyback program. There were no shares repurchases during the year ended December 31, 2023.

12.    Earnings Per Share
The following weighted-average shares and share equivalents were used to calculate basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2024 and 2023 (in thousands, except share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$70,651	$76,097	$206,088	$193,950
Less: Preferred dividends	3,375	2,923	10,125	10,107
Net and comprehensive income available to common stockholders(1)	$67,276	$73,174	$195,963	$183,843
Denominator
Weighted-average number of common shares outstanding - basic	93,527,205	93,108,277	93,399,681	93,052,507
Add: Common stock equivalent shares(2)	7,208,943	8,943,904	6,740,453	12,767,457
Weighted-average number of shares outstanding - diluted	100,736,148	102,052,181	100,140,134	105,819,964
(1)For the diluted earnings per share calculation, $3.4 million and $10.1 million in preferred dividends associated with redeemable preferred stock that are assumed to be converted have been added back to the numerator for the three and nine months ended September 30, 2024, respectively, and $3.1 million and $9.9 million for the three and nine months ended September 30, 2023, respectively.
(2)Since the conversion price of the Company’s redeemable preferred stock is based on an average of the closing price of Class A common stock for the 90 trading days immediately preceding the end of the current period, changes in the price of the Class A common stock may significantly affect the number of additional assumed common shares outstanding under the if-converted method for diluted EPS, while the number of redeemable preferred stock shares outstanding is unchanged. Stock-based compensation awards are excluded from the calculation of diluted EPS in the event they are antidilutive. There were 0.8 million and 0.6 million common stock equivalent shares excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023, there were no common stock equivalent shares and 0.8 million of common stock equivalent shares excluded from the diluted earnings per share calculation, respectively.
13.    Subsequent Events

On October 18, 2024, the Company entered into a definitive agreement to acquire Colorado-based title insurance underwriter, Alliant National Title Insurance Company, Inc. and a related affiliate. The closing of this transaction is subject to closing conditions, including insurance regulatory approvals.

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
Although ticking down since earlier this year, mortgage rates and inflationary pressures remain elevated. In September, the Federal Reserve made its first cut to the Federal Funds Rate in 2024. Despite the easing of certain economic conditions, variability in demand for homes and affordability challenges persist. Our asset-light strategy positions us to remain agile in any market conditions, allowing us to strategically renegotiate lot option takedowns to align with our sales pace.
We continued to see the positive effects of our commitment to future growth, whether through organic efforts, acquisitions, or a combination of both, all while keeping an asset-light approach. This strategy is reflected in our homebuilding revenues and closings, which grew by 10% and 8%, respectively, when comparing the first nine months of 2024 and 2023. Notably, our acquisition of Crescent Homes played a significant role in these improvements. We believe this success, coupled with our increased investments in our lot pipeline, inventories and construction starts, positions us well for the future. We remain optimistic and believe that the current environment will continue to support faster inventory turnover and reinforce our shift towards spec sales for the foreseeable future. Our strategy has also allowed us to continue to pursue opportunities that contribute to our long-term outlook, including acquiring Jet HomeLoans, discussed below.
Recent Developments
On July 1, 2024, we acquired the remaining equity interest in our mortgage joint venture Jet HomeLoans, which is consolidated on the Company’s condensed consolidated financial statements as of that date. Jet HomeLoans continues to be included in the Company’s Financial Services segment.

Results of Consolidated Operations
The following table summarizes our results of operations and other financial data (in thousands, except per share amounts) for the periods indicated:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2024	2023	2024	2023
Income before taxes:
Homebuilding	$92,291	$107,230	$268,522	$267,075
Financial services	8,557	4,871	20,538	13,861
Other(1)	(8,424)	(8,343)	(19,804)	(11,943)
Income before taxes	92,424	103,758	269,256	268,993
Income tax expense	(20,780)	(24,158)	(59,166)	(66,000)
Net and comprehensive income	71,644	79,600	210,090	202,993
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$70,651	$76,097	$206,088	$193,950

Other Financial Data:
Basic EPS(2)	$0.72	$0.79	$2.10	$1.98
Diluted EPS(2)	$0.70	$0.75	$2.06	$1.83
EBITDA (in thousands)(3)	$132,950	$131,542	$388,128	$351,040
EBITDA margin %(3)(4)	13.2%	14.7%	13.4%	13.4%
Return on participating equity(5)			30.4%	38.9%

Condensed Consolidated Balance Sheet Data (as of period end):
Cash and cash equivalents			$204,906	$330,129
Construction lines of credit			991,208	555,512
Senior unsecured notes, net			294,713	293,604
Mortgage warehouse facilities			170,167	—
Total mezzanine equity			169,951	148,500
Total equity			1,119,761	837,572
(1)Represents amounts within our corporate component (“Corporate”).
(2)Refer to Note 12, Earnings Per Share to the condensed consolidated financial statements for disclosures related to the calculation of EPS. Diluted shares were calculated by using the treasury stock method for stock grants and the if-converted method for the redeemable preferred stock and the associated preferred dividends.
(3)EBITDA is a non-GAAP financial measure. For definition of this non-GAAP financial measure and a reconciliation to our most directly comparable financial measures calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”
(4)Calculated as a percentage of total revenues.
(5)Return on participating equity is calculated as net income attributable to DFH, less redeemable preferred stock distributions, divided by average beginning and ending total Dream Finders Homes, Inc. stockholders’ equity (“participating equity”) for the trailing twelve months.

Results of Homebuilding Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The following table sets forth our results of homebuilding operations and balance sheet data (in thousands) for the periods indicated:

	Three Months Ended September 30, (unaudited)
	2024	2023	Change	% Change
Homebuilding revenues	$986,257	$893,502	$92,755	10%
Homebuilding cost of sales	797,110	709,286	87,824	12%
Selling, general and administrative expense(1)	101,886	78,514	23,372	30%
Contingent consideration revaluation(2)	5,948	9,026	(3,078)	(34)%
Other income, net	(876)	84	(960)	(1143)%
Total income before taxes related to homebuilding operations(1)(2)	$82,189	$96,592	$(14,403)	(15)%

Other Financial and Operating Data:
Home closings	1,889	1,798	91	5%
Average sales price of homes closed(3)	$518,553	$501,536	$17,017	3%
Net new orders	1,680	1,535	145	9%
Cancellation rate	13.8%	14.9%	(1.1)%	(7)%
Homebuilding gross margin (in thousands)(4)	$189,147	$184,216	$4,931	3%
Homebuilding gross margin %(4)(5)	19.2%	20.6%	(1.4)%	(7)%
Adjusted homebuilding gross margin (in thousands)(6)	$272,117	$254,172	$17,945	7%
Adjusted homebuilding gross margin %(5)(6)	27.6%	28.4%	(0.9)%	(3)%
Active communities as of period end(7)	235	219	16	7%
Backlog - units	3,996	5,025	(1,029)	(20)%
Backlog - value (in thousands)	$2,004,091	$2,410,182	$(406,091)	(17)%
Net homebuilding debt to net capitalization(6)	45.6%	34.5%	11.1%	32%
(1)Selling, general and administrative expense, which is comprised of expense from the homebuilding segments and Corporate, (“SG&A”) includes $9 million and $7 million of Corporate SG&A for the three months ended September 30, 2024 and 2023, respectively. Corporate amounts are included as they primarily relate to our homebuilding business.
(2)Contingent consideration revaluation, which is comprised of amounts from the homebuilding segments and Corporate, (“contingent consideration”) includes $1 million and $4 million of Corporate contingent consideration expense for the three months ended September 30, 2024 and 2023, respectively. Corporate amounts are included as they relate to our homebuilding business.
(3)Average sales price of homes closed is calculated based on homebuilding revenues, adjusted for the impact of percentage of completion revenues, and excluding deposit forfeitures and land sales, over homes closed.
(4)Gross margin is homebuilding revenues less homebuilding cost of sales.
(5)Calculated as a percentage of homebuilding revenues.
(6)Adjusted gross margin and net homebuilding debt to net capitalization are non-GAAP financial measures. For definitions of these non-GAAP financial measures and reconciliations to our most directly comparable financial measures calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”
(7)A community becomes active once the model is completed or the community has its fifth net sale. A community becomes inactive when it has fewer than five homesites remaining to sell.

The following tables summarize home closings and average sales price (“ASP”) of homes closed by homebuilding segment for the three months ended September 30, 2024 and 2023, as well as active communities as of September 30, 2024 and 2023:

	Three Months Ended September 30, 2024		As of September 30, 2024
Segment	Home Closings	ASP	Active Communities
Southeast	592	$494,163	56
Mid-Atlantic	603	461,320	62
Midwest	694	589,087	117
Total	1,889	$518,553	235

	Three Months Ended September 30, 2023		As of September 30, 2023
Segment	Home Closings	ASP	Active Communities
Southeast	828	$467,896	58
Mid-Atlantic	388	407,798	41
Midwest	582	611,886	120
Total	1,798	$501,536	219

The following tables present income before taxes (in thousands) and homebuilding gross margin (or “gross margin”) percentage by segment for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024		2023
Segment	Income Before Taxes	Gross Margin %	Income Before Taxes	Gross Margin %
Southeast	$25,744	19.6%	$46,646	20.2%
Mid-Atlantic	32,668	20.3	16,300	19.0
Midwest	33,879	18.1	44,284	21.8
Total	$92,291	19.2%	$107,230	20.6%

Homebuilding Revenues. The increase in homebuilding revenues was primarily attributable to 1,889 home closings for the three months ended September 30, 2024, an increase of 91 homes, or 5%, from 1,798 home closings for the three months ended September 30, 2023. 223 home closings with an ASP of $554,231 were contributed by the Crescent Homes acquisition. The consolidated ASP of homes closed increased 3% when comparing the three months ended September 30, 2024 to the three months ended September 30, 2023. Excluding Crescent Homes, 42% of our closings were in the Midwest segment with an ASP of $589,087, which is higher relative to our other homebuilding segments. The increased use of sales incentives during the third quarter of 2024 had a partially offsetting impact on the increase in homebuilding revenues.
Homebuilding Cost of Sales and Homebuilding Gross Margin. The higher homebuilding cost of sales and homebuilding gross margin were primarily due to the increase in home closings for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The decrease in homebuilding gross margin as a percentage of homebuilding revenues when comparing the three months ended September 30, 2024 and 2023 was primarily attributable to higher land and financing costs, partially offset by direct cost reductions and, to a lesser extent, continued improvements in cycle times.

Southeast. Our Southeast segment total revenues for the three months ended September 30, 2024 were $293 million, a decrease of $78 million, or 21%, from $371 million for the three months ended September 30, 2023. This decline in revenue was primarily driven by a decrease in home closings of 236, or 29%, which was partially offset by a 6% increase in the ASP of homes closed from changes in the geographic mix of closings within the segment. The reduction in home closings in part stems from temporary delays in the timing of expected active communities opening for sales. There were also fewer closings under built-for-rent contracts during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Homebuilding gross margin percentage was 19.6% for the three months ended September 30, 2024, representing a decrease of 60 bps, or 3%, when compared to the three months ended September 30, 2023. The decrease in homebuilding gross margin percentage was mostly due to higher land and financing costs, partially offset by direct cost reductions and, to a lesser extent, cycle time improvements.
Mid-Atlantic. Our Mid-Atlantic segment total revenues for the three months ended September 30, 2024 were $284 million, an increase of $120 million, or 73%, from $164 million for the three months ended September 30, 2023. This revenue growth was primarily driven by an increase in home closings of 215, or 55%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Crescent Homes contributed $124 million in homebuilding revenues and 223 home closings with an ASP of $554,231 for the three months ended September 30, 2024.
Excluding Crescent, Mid-Atlantic total revenues decreased by 2% when comparing the three months ended September 30, 2024 and 2023, mostly due to slightly fewer home closings and homebuilding gross margin percentage was 17.8% for the three months ended September 30, 2024, representing a decrease of 120 bps, or 6%, when compared to the three months ended September 30, 2023. The decline in this homebuilding gross margin percentage was primarily a result of higher land and financing costs.
Midwest. Our Midwest segment total revenues for the three months ended September 30, 2024 were $409 million, an increase of $50 million, or 14%, from $359 million for the three months ended September 30, 2023. The additional revenue was due to higher home closings of 112, or 19%, partially offset by a decrease of 4% in the ASP of homes closed from changes in the geographic mix of closings within the segment. Homebuilding gross margin percentage was 18.1% for the three months ended September 30, 2024, representing a decrease of 370 bps, or 17%, from 21.8% for the three months ended September 30, 2023. The reduction in homebuilding gross margin percentage was due to an increase in land costs and, to a lesser extent, higher financing costs.
Selling, General and Administrative Expense. The increases in SG&A and in SG&A as a percentage of homebuilding revenues were primarily attributable to higher compensation costs of $12 million due to our growth from continued expansion, including the recent acquisition of Crescent Homes. Additionally, for the three months ended September 30, 2024, SG&A also included $14 million of spend on forward commitment programs to allow our homebuyers to access lower interest rates on home loans at the point of sale, which was $5 million higher when compared to the three months ended September 30, 2023.
Contingent Consideration Revaluation. $2 million of the decrease in contingent consideration expense for the three months ended September 30, 2024 was attributable to lower fair value adjustments of future expected earnout payments related to the MHI acquisition, as actual results remained more in line with forecasts when compared to the three months ended September 30, 2023.
Income Before Taxes Related to Homebuilding Operations. The decrease in income before taxes related to homebuilding operations during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily attributable to the increase in SG&A and decrease in homebuilding gross margin percentage explanations above.

Results of Homebuilding Operations
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The following table sets forth our results of homebuilding operations and balance sheet data (in thousands) for the periods indicated:

	Nine Months Ended September 30, (unaudited)
	2024	2023	Change	% Change
Homebuilding revenues	$2,863,714	$2,603,858	$259,856	10%
Homebuilding cost of sales	2,328,587	2,109,485	219,102	10%
Selling, general and administrative expense(1)	278,945	210,548	68,397	32%
(Income) loss from unconsolidated entities	(286)	12	(298)	(2483)%
Contingent consideration revaluation(2)	13,793	32,608	(18,815)	(58)%
Other income, net	(959)	(223)	(736)	330%
Total income before taxes related to homebuilding operations(1)(2)	$243,634	$251,428	$(7,794)	(3)%

Other Financial and Operating Data:
Home closings	5,575	5,161	414	8%
Average sales price of homes closed(3)	$510,204	$499,433	$10,771	2%
Net new orders	5,116	4,638	478	10%
Cancellation rate	15.8%	17.1%	(1.3%)	(8)%
Homebuilding gross margin (in thousands)(4)	$535,127	$494,373	$40,754	8%
Homebuilding gross margin %(4)(5)	18.7%	19.0%	(0.3)%	(2)%
Adjusted homebuilding gross margin (in thousands)(6)	$773,901	$696,276	$77,625	11%
Adjusted homebuilding gross margin %(5)(6)	27.0%	26.7%	0.3%	1%
(1)Selling, general and administrative expense, which is comprised of expense from the homebuilding segments and Corporate, (“SG&A”) includes $23 million and $10 million of Corporate SG&A for the nine months ended September 30, 2024 and 2023, respectively. Corporate amounts are included as they primarily relate to our homebuilding business.
(2)Contingent consideration revaluation, which is comprised of amounts from the homebuilding segments and Corporate, (“contingent consideration”) includes $2 million and $6 million of Corporate contingent consideration for the nine months ended September 30, 2024 and 2023, respectively. Corporate amounts are included as they relate to our homebuilding business.
See notes (3) to (7) under results of homebuilding operations for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

The following table summarizes home closings and ASP of homes closed by homebuilding segment for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024		2023
Segment	Home Closings	ASP	Home Closings	ASP
Southeast	1,838	$492,913	2,261	$460,524
Mid-Atlantic	1,704	441,184	1,144	386,114
Midwest	2,033	583,688	1,756	623,358
Total	5,575	$510,204	5,161	$499,433

The following table presents income before taxes (in thousands) and homebuilding gross margin (or “gross margin”) percentage by segment for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024		2023
Segment	Income Before Taxes	Gross Margin %	Income Before Taxes	Gross Margin %
Southeast	$89,852	19.5%	$119,807	18.2%
Mid-Atlantic	75,602	18.9	31,466	16.5
Midwest	103,068	17.9	115,802	20.7
Total	$268,522	18.7%	$267,075	19.0%
Homebuilding Revenues. The higher homebuilding revenues were primarily attributable to 5,575 home closings for the nine months ended September 30, 2024, an increase of 414 homes, or 8%, from the 5,161 home closings for the nine months ended September 30, 2023. The consolidated ASP of homes closed increased 2% when comparing the nine months ended September 30, 2024 to the nine months ended September 30, 2023. 496 homes with an ASP of $506,079 were contributed by the Crescent Homes acquisition. Excluding Crescent Homes, 40% of our closings were in the Midwest segment with an ASP of $583,688, which is higher relative to our other homebuilding segments.
Homebuilding Cost of Sales and Homebuilding Gross Margin. The increased homebuilding cost of sales and homebuilding gross margin were primarily due to the increase in home closings for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decrease in homebuilding gross margin as a percentage of homebuilding revenues was primarily attributable to higher land and financing costs, partially offset by direct cost reductions. Additionally, amortization of purchase accounting adjustments associated with home closings contributed from the Crescent Homes acquisition negatively impacted the nine months ended September 30, 2024 homebuilding gross margin percentage by approximately 21 bps.
Southeast. Our Southeast segment total revenues for the nine months ended September 30, 2024 were $914 million, a decrease of $137 million, or 13%, from $1,051 million for the nine months ended September 30, 2023. This decline in revenue was primarily driven by a decrease in home closings of 423, or 19%, partially offset by a 7% increase in the ASP of homes closed. Homebuilding gross margin percentage was 19.5% for the nine months ended September 30, 2024, representing an increase of 130 bps, or 7%, when compared to the nine months ended September 30, 2023. The increase in homebuilding gross margin percentage was mostly the result of direct cost reductions and, to a lesser extent, cycle time improvements, partially offset by higher land and financing costs.
Mid-Atlantic. Our Mid-Atlantic segment total revenues for the nine months ended September 30, 2024 were $758 million, an increase of $311 million, or 70%, from $447 million for the nine months ended September 30, 2023. This revenue growth was primarily driven by an increase in home closings of 560, or 49%, for the nine months ended September 30, 2024 compared to the nine months September 30, 2023. Crescent Homes contributed $252 million in revenue and 496 home closings with an ASP of $506,079 for the nine months ended September 30, 2024.

Excluding Crescent, Mid-Atlantic total revenues increased by 13% when comparing the nine months ended September 30, 2024 and 2023 primarily due to more home closings and, to a lesser degree, a higher ASP of $414,538, an increase of $28,424, or 7%, when compared to the nine months ended September 30, 2023. Without Crescent, homebuilding gross margin percentage was 18.6% for the nine months ended September 30, 2024, representing an increase of 210 bps, or 13%, when compared to the nine months ended September 30, 2023. The improvement in this homebuilding gross margin percentage was primarily a result of direct cost reductions and, to a lesser extent, cycle time improvements, partially offset by higher land and financing costs.
Midwest. Our Midwest segment total revenues for the nine months ended September 30, 2024 were $1,191 million, an increase of $86 million, or 8%, from $1,106 million for the nine months ended September 30, 2023. This increase was due to higher home closings of 277, or 16%, partially offset by a decrease of 6% in the ASP of homes closed. The decrease in ASP of homes closed was due to changes in the geographic mix of closings within the segment. Homebuilding gross margin percentage was 17.9% for the nine months ended September 30, 2024, representing a decrease of 280 bps, or 14%, when compared to nine months ended September 30, 2023. The reduction in homebuilding gross margin percentage was due to an increase in land costs and, to a lesser extent, higher financing costs, partially offset by direct cost reductions.
Selling, General and Administrative Expense. The increases in SG&A and in SG&A as a percentage of homebuilding revenues were primarily due to higher compensation costs of $41 million attributable to our growth, including the recent acquisition of Crescent Homes and our operational expansions in Florida and Arizona. Additionally, for the nine months ended September 30, 2024, SG&A included $30 million of spend on forward commitment programs to allow our homebuyers to access lower interest rates on home loans at the point of sale, which was $13 million higher when compared to the nine months ended September 30, 2023.
Contingent Consideration Revaluation. $15 million of the decrease in contingent consideration expense for the nine months ended September 30, 2024 was attributable to lower fair value adjustments of future expected earnout payments related to the MHI acquisition, as actual results remained more in line with forecasts when compared to the nine months ended September 30, 2023.
Income Before Taxes Related to Homebuilding Operations. The decrease in income before taxes related to homebuilding operations during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily attributable to the decrease in homebuilding gross margin percentage and the increase in SG&A, partially offset by the decrease in contingent consideration explained above.
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
As of September 30, 2024 and December 31, 2023, our lot deposits for finished lot option and land bank option contracts were $368 million and $247 million, respectively. As of September 30, 2024 and December 31, 2023, we controlled 44,825 and 29,748 lots, respectively, under finished lot option and land bank option contracts.

Owned and Controlled Lots
The following table presents our owned finished lots purchased just-in-time for production and controlled lots through option contracts by homebuilding segment as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024			As of December 31, 2023
Segment(1)	Owned (2)	Controlled	Total(3)	Owned	Controlled	Total	% Change
Southeast	3,261	17,794	21,055	3,057	13,063	16,120	31%
Mid-Atlantic(4)	2,547	13,091	15,638	1,802	4,795	6,597	137%
Midwest	2,673	13,940	16,613	2,070	11,890	13,960	19%
Grand Total(4)	8,481	44,825	53,306	6,929	29,748	36,677	45%
(1)See Note 8, Segment Reporting to the condensed consolidated financial statements for further explanation of our reportable segments.
(2)As of September 30, 2024, the Company had 8,481 owned lots, of which 5,884 were included in construction in process (“CIP”) and finished homes on the Condensed Consolidated Balance Sheet. Of the 5,884 owned lots included in CIP and finished homes, 5,224 were under construction, 493 were completed spec homes and 167 were model homes. The remaining owned lots were purchased just-in-time to start construction through existing lot option contracts.
(3)As of September 30, 2024, the Company had 1,403 owned lots and 834 controlled lots under built-for-rent contracts (see “—Net Sales, Backlog and Closings for a definition of built-for-rent contracts).
(4)As of September 30, 2024, the Crescent Homes acquisition contributed 709 and 4,944 owned and controlled lots, respectively.
Our Active Communities
A community becomes active once the model is completed or the community has its fifth net new order. A community becomes inactive when it has fewer than five units remaining to sell. Active community count is an important metric to forecast future net new orders for our business. As of September 30, 2024, we had 235 active communities, an increase of 16 communities, or 7%, as compared to 219 active communities as of September 30, 2023.
Our active community count excludes communities under the Company's built-for-rent contracts, as all sales to third-party investors occur at one point in time and these communities would have no homesites remaining to sell. As of September 30, 2024, the Company had 13 communities delivering closings under built-for-rent contracts, as compared to 20 communities as of September 30, 2023.
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
Our materials are subject to price fluctuations. Once construction of a home begins, prices for the materials utilized in the construction of that particular home are generally locked via purchase orders, but fluctuations may occur as a result of market conditions. Price fluctuations may be caused by several factors, including seasonal variation in availability of materials, labor and supply chain disruptions, trade disputes and changes in demand for materials as a result of the housing market conditions where we operate. The price changes that most significantly influence our operations are price increases in commodities or the cost of labor. Significant price increases of these materials and the cost of labor may negatively impact our cost of sales and, in turn, our net income.

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
The following tables present our net sales, starts and closings in each of our homebuilding segments for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,						Period Over Period Percent Change
	2024			2023
Segment	Net Sales	Starts	Closings	Net Sales	Starts	Closings	Net Sales	Starts	Closings
Southeast(1)	514	589	592	443	678	828	16%	(13)%	(29)%
Mid-Atlantic	510	496	603	471	399	388	8%	24%	55%
Midwest	656	803	694	621	702	582	6%	14%	19%
Total	1,680	1,888	1,889	1,535	1,779	1,798	9%	6%	5%
(1)Closings under built-for-rent contracts decreased 52% when comparing the three months ended September 30, 2024 to the three months ended September 30, 2023.

	Nine Months Ended September 30,						Period Over Period Percent Change
	2024			2023
Segment	Net Sales	Starts	Closings	Net Sales	Starts	Closings	Net Sales	Starts	Closings
Southeast(1)(2)	1,249	2,253	1,838	1,445	2,089	2,261	(14%)	8%	(19%)
Mid-Atlantic	1,737	2,091	1,704	1,123	1,242	1,144	55%	68%	49%
Midwest	2,130	2,610	2,033	2,070	1,891	1,756	3%	38%	16%
Total	5,116	6,954	5,575	4,638	5,222	5,161	10%	33%	8%
(1)Excluding net sales under built-for-rent contracts, net sales for the nine months ended September 30, 2024 in the Southeast segment increased 3% when compared to the nine months ended September 30, 2023. The nine months ended September 30, 2024 also included a built-for-rent contract termination discussed further below.
(2)Closings under built-for-rent contracts decreased 23% when compared to the nine months ended September 30, 2023.
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

The following table presents our backlog in number of homes, ASP and aggregate value (in thousands) for our homebuilding segments as of the dates set forth below:

	As of September 30,
	2024			2023
Segment	Homes	ASP	Value	Homes	ASP	Value
Southeast	1,645	$409,100	$672,970	2,766	$406,944	$1,125,607
Mid-Atlantic(1)	1,109	461,822	512,161	815	426,143	347,307
Midwest	1,242	659,389	818,961	1,444	649,078	937,269
Total	3,996	$501,524	$2,004,091	5,025	$479,638	$2,410,182
(1)Backlog as of September 30, 2024 includes 433 homes from our Crescent Homes acquisition.
Backlog of sold homes as of September 30, 2024 was 3,996 homes valued at approximately $2.0 billion based on ASP, a decrease of 1,029 homes and $0.4 billion in value, or 20% and 17%, respectively, from 5,025 homes valued at approximately $2.4 billion as of September 30, 2023. The overall decrease in backlog was mostly reflective of a continued trend toward move-in-ready spec homes relative to pre-order sales and, to a lesser extent, a reduction in built-for-rent contracts in backlog. Spec homes typically result in quicker closings and turnover of the backlog. Approximately 1,858 of the homes in our backlog are expected to be delivered in 2025 and beyond.
Southeast. Backlog for the Southeast segment as of September 30, 2024 was 1,645 homes, a decrease of 1,121 from 2,766 homes as of September 30, 2023. The decrease from prior year was primarily attributable to a continued trend toward more sales of move-in-ready spec homes relative to pre-order sales and a reduction in net sales under built-for-rent contracts.
Mid-Atlantic. Backlog for the Mid-Atlantic segment as of September 30, 2024 was 1,109 homes, an increase of 294 from 815 homes as of September 30, 2023. The increase in backlog from prior year was attributable to the Crescent Homes acquisition and, to a lesser extent, higher net sales relative to closings, partially offset by lower net sales relative to closings under built-for-rent contracts.
Midwest. Backlog for the Midwest segment as of September 30, 2024 was 1,242 homes, a decrease of 202 from 1,444 homes as of September 30, 2023. The decrease from prior year was mostly a result of higher closings relative to net sales, as well as the continued trend toward more sales of move-in-ready spec homes relative to pre-order sales.
The following table presents our cancellation rates for each of our homebuilding segments for the periods set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment	2024	2023	2024	2023
Southeast	13.6%	20.6%	26.6%	20.5%
Mid-Atlantic	13.9%	7.6%	10.8%	12.5%
Midwest	13.9%	15.5%	12.3%	17.0%
Total	13.8%	14.9%	15.8%	17.1%
Our cancellation rate for the three months ended September 30, 2024 was 13.8%, an improvement when compared to the 14.9% cancellation rate for the three months ended September 30, 2023. Our cancellation rate for the nine months ended September 30, 2024 was 15.8%, an improvement when compared to the 17.1% cancellation rate for the nine months ended September 30, 2023. The overall improvement in cancellation rate was mostly a result of the trend toward higher spec sales relative to pre-order sales. The cancellation rate in the Southeast segment for the nine months ended September 30, 2024 was primarily attributable to a built-for-rent contract of 229 units that was terminated during the first quarter of 2024 based on a strategic decision to convert the controlled lots underlying the deal into future retail sales. The total cancellation rate and the Southeast cancellation rate excluding built-for-rent activity were 12.2% and 12.8%, respectively, for the nine months ended September 30, 2024.

Financial Services
Our Financial Services segment provides mortgage financing and title services primarily through our wholly owned subsidiaries, Jet HomeLoans and DF Title, respectively. The following table presents selected financial information and supplemental data for our Financial Services segment for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands, unless otherwise indicated):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Mortgage revenues	$16,079	$—	$16,079	$—
Title services revenues	4,533	2,328	11,061	6,731
Financial services revenues	20,612	2,328	27,140	6,731
Financial services expenses	12,156	1,449	16,254	3,885
Income from unconsolidated entities	(101)	(3,992)	(9,652)	(11,015)
Financial services income before taxes	$8,557	$4,871	$20,538	$13,861

Supplemental data(1):
Total originations:
Number of loans	1,253	789	3,282	2,145
Principal (in millions)	$557	$325	$1,460	$868
Capture rate	79.2%	56.2%	73.6%	67.9%
Average FICO score	744	740	744	740
Funded origination breakdown:
Government (FHA, VA, USDA)	36.2%	42.9%	39.2%	40.4%
Other agency	0.3%	0.1%	0.2%	0.1%
Total agency	36.5%	43.0%	39.4%	40.5%
Non-agency	63.5%	57.0%	60.6%	59.5%
Total funded originations	100.0%	100.0%	100.0%	100.0%
DFH

(1) Supplemental data reflects operations of Jet HomeLoans prior to its consolidation in the Company’s financial statements beginning on that date. Refer to Note 2, Acquisitions to the condensed consolidated financial statements for additional information.
The $16 million, or 100% increase, in mortgage revenues for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, respectively, was due to the consolidation of Jet HomeLoans beginning July 1, 2024.
The $2 million, or 95%, and $4 million, or 64%, increases in title services revenues for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, respectively, were primarily a result of DF Title’s expansion of operations into the Texas market. Our Texas market was previously serviced by our unconsolidated title joint ventures.

Non-GAAP Financial Measures
Management utilizes specific non-GAAP financial measures as supplementary tools to evaluate operating performance. These include adjusted homebuilding gross margin, EBITDA, and net homebuilding debt to net capitalization. Other companies may not calculate non-GAAP financial measures in the same manner that we do. Accordingly, these non-GAAP financial measures should be considered only as a supplement to relevant GAAP information, as reconciled for each measure below. In the future, we may incorporate additional adjustments to these non-GAAP financial measures as we find them relevant and beneficial for both management and investors.
Adjusted Homebuilding Gross Margin
We define adjusted homebuilding gross margin as homebuilding gross margin excluding the effects of capitalized interest, lot option fees, amortization included in homebuilding cost of sales (adjustments resulting from the application of purchase accounting in connection with acquisitions) and commission expense. Our management believes this information is meaningful because it isolates the impact that these excluded items have on homebuilding gross margin. We include internal and external commission expense in homebuilding cost of sales, not selling, general and administrative expense, and therefore commission expense is taken into account in homebuilding gross margin.
As a result, in order to provide a meaningful comparison to the public company homebuilders that include commission expense below the homebuilding gross margin line in selling, general and administrative expense, we have excluded commission expense from adjusted homebuilding gross margin. However, because adjusted homebuilding gross margin information excludes capitalized interest, lot option fees, purchase accounting amortization and commission expense, which have real economic effects and could impact our results of operations, the utility of adjusted homebuilding gross margin information as a measure of our operating performance may be limited.
The following table presents a reconciliation of adjusted homebuilding gross margin to the GAAP financial measure of homebuilding gross margin for each of the periods indicated (unaudited and in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Homebuilding gross margin(1)	$189,147	$184,216	$535,127	$494,373
Interest expense in homebuilding cost of sales(2)	41,818	30,369	114,222	85,586
Amortization in homebuilding cost of sales(3)	(1,186)	—	5,914	—
Commission expense	42,338	39,587	118,638	116,317
Adjusted homebuilding gross margin	$272,117	$254,172	$773,901	$696,276
Homebuilding gross margin %(4)	19.2%	20.6%	18.7%	19.0%
Adjusted homebuilding gross margin %(4)	27.6%	28.4%	27.0%	26.7%
(1)Homebuilding gross margin is homebuilding revenues less homebuilding cost of sales.
(2)Includes interest charged to homebuilding cost of sales related to our construction lines of credit and senior unsecured notes, net, as well as lot option fees.
(3)Represents amortization of purchase accounting adjustments from the Crescent Homes acquisition.
(4)Calculated as a percentage of homebuilding revenues.

EBITDA

EBITDA is not a measure of net income as determined by GAAP. EBITDA is a supplemental non-GAAP financial measure used by management and external users of our condensed consolidated financial statements, such as industry analysts, investors, lenders and rating agencies. We define EBITDA as net income before (i) interest income, (ii) capitalized interest charged in homebuilding cost of sales, (iii) interest expense, (iv) income tax expense and (v) depreciation and amortization. Management believes EBITDA is useful because it allows management to more effectively evaluate our operating performance and compare our results of operations from period to period without regard to our financing methods or capital structure or other items that impact the comparability of financial results from period to period. EBITDA should not be considered as an alternative to, or more meaningful than, net income or any other measure as determined in accordance with GAAP. Our computations of EBITDA may not be comparable to EBITDA of other companies.

The following table presents a reconciliation of EBITDA to the GAAP financial measure of net income for each of the periods indicated (unaudited and in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$70,651	$76,097	$206,088	$193,950
Interest income	(1,262)	(1,753)	(4,210)	(2,480)
Interest charged to homebuilding cost of sales(1)	41,818	30,369	114,222	85,586
Interest expense	—	—	—	1
Income tax expense	20,780	24,158	59,166	66,000
Depreciation and amortization(2)	963	2,671	12,862	7,983
EBITDA	$132,950	$131,542	$388,128	$351,040
EBITDA margin %(3)	13.2%	14.7%	13.4%	13.4%
(1) Includes interest charged to homebuilding cost of sales related to our construction lines of credit and senior unsecured notes, net, as well as lot option fees.
(2) Includes amortization of purchase accounting adjustments from the Crescent Homes acquisition.
(3) Calculated as a percentage of total revenues.

Net Homebuilding Debt to Net Capitalization

Net homebuilding debt to net capitalization is a non-GAAP financial measure that is the sum of construction lines of credit and senior unsecured notes, net less cash and cash equivalents (“net homebuilding debt”), divided by the sum of net homebuilding debt, total mezzanine equity and total equity (“net capitalization”). Net homebuilding debt excludes borrowings under our mortgage warehouse facilities. Management believes the ratio of net homebuilding debt to net capitalization is meaningful as it is used to assess the performance of our homebuilding segments, as well as to establish targets for performance-based compensation. We also use this ratio as a measure of overall leverage.

The following table presents a reconciliation of net homebuilding debt to net capitalization to the GAAP financial measure of total debt to total capitalization for each of the periods indicated (unaudited and in thousands, except percentages):

	As of September 30,
	2024	2023
Total debt	$1,456,088	$849,116
Total mezzanine equity	169,951	148,500
Total equity	1,119,761	837,572
Total capitalization	$2,745,800	$1,835,188
Total debt to total capitalization	53.0%	46.3%

Total debt	$1,456,088	$849,116
Less: mortgage warehouse facilities	170,167	—
Less: cash and cash equivalents	204,906	330,129
Net homebuilding debt	$1,081,015	$518,987
Total mezzanine equity	169,951	148,500
Total equity	1,119,761	837,572
Net capitalization	$2,370,727	$1,505,059
Net homebuilding debt to net capitalization	45.6%	34.5%

Liquidity and Capital Resources
Overview
We generate cash from the sale of our inventory and we intend to re-deploy the net cash generated from the sale of inventory to acquire and control land and further grow our operations year over year. We believe that our sources of liquidity are sufficient to satisfy our current commitments. We finance our operations through a variety of sources, including cash, borrowings under a revolving credit facility (the “Credit Agreement”), net proceeds from the senior unsecured notes (“2028 Notes”) and mortgage warehouse facilities used in our financial services operations.
Our principal uses of capital are for lot deposits, lot purchases just-in-time for construction, vertical home construction, operating expenses, the payment of routine liabilities, business acquisitions and the origination of mortgage loans. Cash allocated to business acquisitions during 2024 was approximately $220 million as of September 30, 2024. Refer to Note 2, Acquisitions to the condensed consolidated financial statements for information.
As of September 30, 2024 and December 31, 2023, our cash and total liquidity were as follows (in thousands):

	As of September 30, 2024	As of December 31, 2023
Borrowing base(1)	$1,291,010	$864,272
Outstanding balance under Credit Agreement	(990,000)	(530,000)
Letters of credit outstanding(2)	(12,543)	—
Availability under Credit Agreement	$288,467	$334,272
Cash and cash equivalents(3)	204,906	494,145
Total liquidity	$493,373	$828,417
(1)As of September 30, 2024 and December 31, 2023, the borrowing base was reduced by the principal amount of the senior unsecured notes of $300 million.
(2)The availability under the Credit Agreement is reduced by outstanding letters of credit that are not fully cash collateralized.
(3)Includes cash and cash equivalents related to financial services operations. Amounts reported within cash and cash equivalents on the Condensed Consolidated Balance Sheets related to financial services are not subject to restrictions and are regularly remitted to Corporate.

The Credit Agreement had an aggregate commitment of up to $1.4 billion. The Credit Agreement will mature on June 4, 2027. Certain of our subsidiaries guaranteed the Company’s obligations under the Credit Agreement and the 2028 Notes. As of September 30, 2024, we were in compliance with the covenants set forth for all of our debt obligations. Refer to Note 3, Debt, to the condensed consolidated financial statements for more information on the Credit Agreement, 2028 Notes and the mortgage warehouse facilities.
Cash flows generated by our projects can differ materially from our results of operations, as these depend upon the stage in the life cycle of each project. The majority of our projects begin at the land acquisition and development stage when we enter into finished lot option and land bank option contracts by placing a deposit with a land seller, developer or land banker. Our lot deposits are an asset on our Condensed Consolidated Balance Sheets. Early stages in our communities require material cash outflows relating to finished lot purchases from option contracts, entitlements and permitting, construction and furnishing of model homes, roads, utilities, general landscaping and other amenities, as well as ongoing association fees and property taxes. Except for furnishings of model homes, these costs are capitalized within our real estate inventory and are not recognized as an expense until a home sale closes. As such, we incur significant cash outflows prior to the recognition of revenues and the related cost of sales.
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
The above cash and land-light strategies allow us to maintain adequate lot supply in our existing markets and support ongoing growth and profitability. We continue to operate in geographic regions with consistent increases in demand for new homes and constrained lot and inventory supply compared to population and job growth trends. We intend to continue to reinvest our earnings into our business and focus on expanding our operations. In addition, as the opportunity to purchase finished lots in desired locations becomes increasingly more limited and competitive, we are committed to allocating additional liquidity to land bank deposits on land development projects, as this strategy mitigates the risks associated with holding undeveloped land on our balance sheet, while allowing us to control adequate lot supply in our key markets to support forecasted growth. As of September 30, 2024 and December 31, 2023, our lot deposits related to finished lot option contracts and land bank option contracts were $368 million and $247 million, respectively.
We continue to evaluate our overall capital structure and explore options to strengthen our balance sheet. We will remain opportunistic while assessing available capital in the debt and equity markets.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash (used in)/provided by operating activities	$(563,103)	$154,762
Net cash used in investing activities	(197,537)	(4,005)
Net cash provided by/(used in) financing activities	445,032	(182,586)
Net cash used in operating activities was $563 million for the nine months ended September 30, 2024, compared to $155 million of net cash provided by operating activities for the nine months ended September 30, 2023. The change in net cash (used in)/provided by operating activities was primarily driven by increases in inventories as a result of higher construction starts and lot purchases, as well as, to a lesser extent, higher lot deposits, lower customer deposit activity in 2024 and the increase of mortgage loans held for sale resulting from the Jet HomeLoans acquisition on July 1, 2024.
Net cash used in investing activities was $198 million for the nine months ended September 30, 2024, compared to $4 million of net cash used in investing activities for the nine months ended September 30, 2023, primarily attributable to the acquisition of Crescent Homes on February 1, 2024 for a purchase price of $210 million, of which $184 million was paid during the nine months ended September 30, 2024, partially offset by cash acquired of $10 million for the Jet HomeLoans acquisition, which was in excess of $9 million of cash consideration paid for the transaction. To a lesser extent, the change was also driven by $14 million in cash paid for the purchase of an aircraft for corporate use.
Net cash provided by financing activities was $445 million for the nine months ended September 30, 2024, compared to $183 million of net cash used in financing activities for the nine months ended September 30, 2023. The change in net cash provided by/(used in) financing activities was primarily attributable to net proceeds from the construction lines of credit of $461 million during the nine months ended September 30, 2024 compared to $411 million of net payments for the construction lines of credit during the nine months ended September 30, 2024. Additionally, there were $61 million of net proceeds from the mortgage warehouse facilities during the nine months ended September 30, 2024 resulting from the Jet HomeLoans acquisition. The increase in net cash provided by these financing activities was partially offset by the issuance of $300 million in senior unsecured notes during the nine months ended September 30, 2023, which did not occur during the nine months ended September 30, 2024.

Series B Preferred Units
On August 31, 2023, the Company redeemed all of its previously outstanding Series B Preferred Units. Refer to Note 11, Equity to the condensed consolidated financial statements for information regarding the redemption.
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
The Board of Directors of the Company (the “Board of Directors”) has the authority to issue one or more series of preferred stock, par value $0.01 per share, without stockholder approval. Refer to Note 12 to the condensed consolidated financial statements within our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for further details on the terms of the redeemable preferred stock.
Redeemable Noncontrolling Interest
On February 1, 2024, as part of the consideration for the Crescent Homes acquisition, the former owner of Crescent Homes received all of the series B units of DFH Crescent, representing a redeemable noncontrolling interest with contractual rights to a portion of DFH Crescent’s future earnings upon exceeding a minimum earnings threshold (Note 2, Acquisitions). In accordance with DFH Crescent’s limited liability company agreement, with the exception of certain acceleration clauses, the holder of the series B units and the Company are entitled to a series of put and call options beginning on February 1, 2032. The series B units have no liquidation preference, are not entitled to any dividends and have no voting rights.
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
Contractual Obligations
Except for the changes related to the Credit Agreement and the mortgage warehouse facilities associated with our acquisition of Jet HomeLoans discussed in Note 3, Debt to the condensed consolidated financial statements, for the three and nine months ended September 30, 2024, there have been no material changes to our contractual obligations previously described under the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2024 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Recent Accounting Pronouncements
Refer to Note 1, Nature of Business and Significant Accounting Policies to our condensed consolidated financial statements.

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
As of September 30, 2024, we had outstanding surety bonds and letters of credit totaling $256 million and $20 million, respectively. We believe we will fulfill our obligations under the related arrangements and do not anticipate any material losses under these surety bonds and letters of credit.
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
•our ability to create synergies from the expansion into industries related to homebuilding, such as mortgage lending and title insurance;
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

We caution you that these forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. These risks include, but are not limited to, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. Should one or more of such risks or uncertainties occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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
Our wholly owned mortgage banking business, Jet HomeLoans, is exposed to interest rate risk as it relates to its lending activities. Jet HomeLoans underwrites and originates mortgage loans, which are sold through either optional or mandatory forward delivery contracts into the secondary markets. The loan portfolio of Jet HomeLoans is held for sale and subject to forward sale commitments. Jet HomeLoans also sells all of its mortgages held for sale on a servicing released basis.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2024. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2024 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.

Changes in Internal Controls
Crescent Homes
We completed the Crescent Homes acquisition on February 1, 2024, which is discussed in detail in Note 2, Acquisitions to the condensed consolidated financial statements. Our assessment of the effectiveness of the Company’s disclosure controls and procedures did not encompass the internal controls over financial reporting of Crescent Homes. This decision aligns with the general guidance from the SEC Staff, allowing the exclusion of an assessment of a recently acquired business from management’s scope for an internal controls audit for up to one year post-acquisition. Crescent Homes contributed approximately 12% to our total revenues for the quarter ended September 30, 2024. As of September 30, 2024, the total assets of the acquired business represented about 7% of total consolidated assets, mainly comprising inventory and goodwill.
With the completion of the Crescent Homes acquisition, we have implemented internal controls over significant processes at Crescent Homes, which we consider appropriate and necessary given the integration level. As the integration progresses, we will continuously evaluate Crescent Homes’ internal controls and processes, further integrating them with those of the Company within a year of the acquisition.
Jet HomeLoans
We acquired the remaining equity interest in Jet HomeLoans on July 1, 2024, which is discussed in detail in Note 2, Acquisitions to the condensed consolidated financial statements. Our assessment of the effectiveness of the Company’s disclosure controls and procedures did not encompass the internal controls over financial reporting of Jet HomeLoans. This decision aligns with the general guidance from the SEC Staff, allowing the exclusion of an assessment of a recently acquired business from management’s scope for an internal controls audit for up to one year post-acquisition. Jet HomeLoans contributed approximately 1% to our total revenues for the quarter ended September 30, 2024. As of September 30, 2024, the total assets of the acquired business represented about 4% of total consolidated assets, mainly comprising mortgage loans held for sale.
With the completion of the Jet HomeLoans acquisition, we are in the process of implementing internal controls over significant processes at Jet HomeLoans, which we consider appropriate and necessary given the integration level. As the integration progresses, we will continuously evaluate Jet HomeLoans’ internal controls and processes, further integrating them with those of the Company within a year of the acquisition.
Other than the ongoing integrations of Crescent Homes and Jet HomeLoans described above, there have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to ongoing legal proceedings in the ordinary course of business. We do not believe the results of currently pending proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity.
ITEM 1A. RISK FACTORS
There are numerous factors that affect our business and results of operations, many of which are beyond our control. Refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and Item 1A in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, which contain descriptions of significant risks that have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to risk factors previously disclosed in the reports cited above.
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
We expect to execute any transactions under the share buyback program through a combination of Rule 10b5-1 trading plans and transactions made in compliance with Rule 10b-18. The actual timing, number and value of shares repurchased under the share buyback program will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading plans, price, general business and market conditions, and alternative investment opportunities. The share buyback program does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time. The following table provides information with respect to repurchases of shares of Class A common stock by the Company during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2024 - 7/31/2024	71,746	$25.17	71,746	$21,348,125
8/1/2024 - 8/31/2024	108,418	27.84	108,418	18,330,034
9/1/2024 - 9/30/2024	—	—	—	18,330,034
Total	180,164	$26.77	180,164

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
Directors and Executive Officers. Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act (“Rule 10b5-1”) and in compliance with guidelines specified by the Company. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s equity plans (“Rule 10b5-1 Trading Plans”). Under a Rule 10b5-1 Trading Plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted, terminated or modified by our directors and executive officers during the three months ended September 30, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Adoption, Termination or Modification	Date of Adoption, Termination or Modification	Scheduled Expiration Date of Plan	Number of Shares to be Sold under the Plan
Patrick O. Zalupski President, Chief Executive Officer and Chairman of the Board of Directors	Adoption	September 13, 2024	June 18, 2025	1,000,000
ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Dream Finders Homes, Inc.

Date:	October 31, 2024	/s/ Patrick O. Zalupski
Patrick O. Zalupski President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	October 31, 2024	/s/ L. Anabel Ramsay
L. Anabel Ramsay Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)