Form 10-K
period 2024-12-31
Dream Finders Homes, Inc.
filed 2025-02-25
CIK 1825088

Table Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No ☒
The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant as of June 30, 2024, based on the closing stock price per share as reported by the New York Stock Exchange on such date, was approximately $478.3 million.
As of February 19, 2025, there were 35,710,848 shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding and 57,726,153 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

Table Contents
DREAM FINDERS HOMES, INC.
2024 FORM 10-K ANNUAL REPORT
i

Table Contents
PART I
Explanatory Note
Unless otherwise indicated or the context requires, “DFH,” “Dream Finders Homes,” “Dream Finders,” the “Company,” “we,” “our” and “us” refer collectively to Dream Finders Homes, Inc. and its subsidiaries.
ITEM 1.    BUSINESS
Company Overview
We design, build and sell homes primarily in high-growth markets using our asset-light lot acquisition strategy. Our primary focus is on constructing and selling single-family homes across entry-level, first-time move-up, second-time move-up and active adult homes. Our home offerings are marketed under various brands, including Dream Finders Homes, DF Luxury, Craft Homes, and Coventry Homes.
To fully serve our homebuyers and capture ancillary business opportunities, we have financial services operations that offer title insurance primarily through DF Title, LLC, doing business as Golden Dog Title & Trust or Golden Dog Title (“DF Title”) and mortgage banking solutions primarily through our wholly owned mortgage banking business, Jet HomeLoans, LLC (“Jet HomeLoans” or “Jet”).
Since breaking ground on our first home on January 1, 2009, we have closed over 38,000 homes through December 31, 2024 and have been profitable every year since inception.
The following is a summary of our history:
2009 – Began homebuilding operations in the Jacksonville, Florida market
2013 – Entered the Savannah, Georgia market
2014 – Entered the Denver, Colorado market
2015 – Entered the Austin, Texas and Orlando, Florida markets
2017 – Entered the Washington D.C. metropolitan area, with a particular focus on the Northern Virginia and Maryland markets (“DC Metro”)
2019 – Entered the Hilton Head and Bluffton, South Carolina markets with our acquisition of Village Park Homes, LLC
2020 – Entered the Charlotte, Fayetteville, Raleigh, Piedmont Triad (consisting of Greensboro, High Point and Winston-Salem, North Carolina), Wilmington, North Carolina and Myrtle Beach, South Carolina markets with our acquisition of the homebuilding business of H&H Constructors of Fayetteville, LLC
January 2021 – Expanded our presence in the Orlando, Florida market with our acquisition of Century Homes Florida, LLC
October 2021 – Significantly increased our operations in the Austin, Texas metropolitan area and expanded into the Houston, Dallas and San Antonio, Texas markets with our acquisition of McGuyer Homebuilders, Inc. (“MHI”)
October 2023 – Entered the Tampa, Florida market
February 2024 – Entered the Charleston and Greenville, South Carolina and Nashville, Tennessee markets with our acquisition of the majority of the homebuilding assets of Crescent Ventures, LLC (“Crescent Homes”)
March 2024 – Entered markets in the southeast coast of Florida
June 2024 – Entered the Phoenix, Arizona market
July 2024 – Acquired the remaining interest in our mortgage banking joint venture, Jet HomeLoans, resulting in a wholly owned subsidiary that is consolidated within our financial statements
December 2024 – Entered the southwest Florida market
January 2025 – Entered the Atlanta, Georgia market and expanded our operations in Greenville, South Carolina with our acquisition of the majority of the homebuilding assets of Liberty Communities, LLC (“Liberty Communities”)

Table Contents
Markets
We select the geographic markets in which we operate our homebuilding business through local relationships and a rigorous selection process based on our evaluation of positive population and employment growth trends, favorable migration patterns, attractive housing affordability, low state and local income taxes and desirable lifestyle and weather characteristics.
Our homebuilding operations are organized into four reportable segments: Southeast, Mid-Atlantic, Midwest and Financial Services. Our Southeast segment consists of the homebuilding operations in Jacksonville, Orlando and Tampa, Florida, the southeast coast of Florida and southwest Florida; Savannah, Georgia; Hilton Head and Bluffton, South Carolina and our Active Adult and Custom Homes homebuilding operations in northeast Florida. Our Mid-Atlantic segment consists of our operations in DC Metro; Nashville, Tennessee; Charlotte, Fayetteville, Raleigh and Wilmington, North Carolina and Charleston, Myrtle Beach and Greenville, South Carolina. Our Midwest segment consists of our homebuilding operations in Austin, Dallas, Houston and San Antonio, Texas; Denver, Colorado and Phoenix, Arizona. Our Financial Services segment consists of our mortgage banking and title services operations, which primarily consist of Jet HomeLoans and Golden Dog Title and Trust. The operations of Liberty Communities will be included in our Southeast segment as of the date of acquisition.
Refer to Note 9, Segment Reporting to our consolidated financial statements for more information.
Asset-Light Business Strategy
We operate an asset-light and capital-efficient lot acquisition strategy to meet our growth objectives. We generally seek to avoid owning land under development on our balance sheet, which requires significant capital expenditures, and can take several years to realize returns on the investment. Our asset-light lot acquisition strategy generally enables us to purchase land in a “just-in-time” manner in both new and existing markets with reduced up-front capital commitments, and, in turn, allows us to increase our inventory turnover rate, enhance our return on equity and contributes to our growth. Our strategy is intended to avoid the financial commitments and risks associated with direct land ownership by allowing us to increase optionality and control a significant number of lots for a relatively low capital cost. We believe our asset-light business model reduces our balance sheet risk relative to homebuilders that own a higher percentage of their land supply. Refer to “—Land Acquisition and Development Process” for additional information.
Land Acquisition and Development Process
Locating and analyzing attractive land positions is a critical challenge for any homebuilder. We remain focused on controlling as many quality land positions as possible while minimizing our up-front capital outlay. Our land selection process begins with key economic drivers, such as demographic trends and employment growth. We typically pursue opportunities more aggressively in our markets that generate the greatest returns, while proceeding more cautiously in our markets where we have plans in process to improve our operational efficiencies.
While our land selection process is driven mainly by the local division and regional leadership, the land sourcing process, including final approval to move forward with a project, is a collaboration involving corporate leadership, including our President and Chief Executive Officer. Our multi-level cooperation allows us to remain flexible to react quickly to changing markets or project-specific conditions and maximize the potential of each new land opportunity. We believe our experience, top-down emphasis on relationship building with land market participants and collaborative involvement of local, regional and corporate management in the land sourcing and acquisition process enable us to identify the ideal developers and efficiently source and secure options to control and close acquisitions of lots to meet our growth needs while mitigating risk.
We primarily employ two variations of our asset-light strategy—finished lot option contracts and land bank option contracts—pursuant to which we secure the right to purchase finished lots at predetermined fixed contractual pricing from various land developers, land sellers and land bank partners. When a land seller desires to sell finished lots in bulk or does not wish to develop finished lots, we often enter into land bank option contracts with land bank partners who fund any required land acquisition and development costs and sell the finished lots to us over a period of time.

Table Contents
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
As of December 31, 2024 and 2023, our lot deposits for finished lot option and land bank option contracts were $458 million and $247 million, respectively. As of December 31, 2024 and 2023, we controlled 54,698 and 29,748 lots under finished lot option and land bank option contracts, respectively.
In the past, we have supplemented our lot option acquisition strategies by entering into joint venture agreements with external investors to acquire, develop and control lots. Due to the profit sharing requirements of the joint venture agreements, we have transitioned from these joint venture arrangements in favor of the option contract strategies described above.
Controlled Lot Pipeline
The following table presents our controlled lots through option contracts by homebuilding segment as of December 31, 2024 and 2023:

	As of December 31,
Segment(1)	2024	2023	% Change
Southeast	21,362	13,063	64%
Mid-Atlantic	17,099	4,795	257%
Midwest	16,237	11,890	37%
Total(2)	54,698	29,748	84%
(1)Refer to Note 9, Segment Reporting to the consolidated financial statements for further explanation of our reportable segments.
(2)As of December 31, 2024 and 2023, the Company had 603 and 1,413 controlled lots under built-for-rent contracts, respectively.

DF Capital
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

Table Contents
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
Our backlog of sold homes (“backlog”) consists of homes under contract that have not yet been delivered to a homebuyer or third-party investor. Backlog represents the number of homes in backlog from the previous period, plus net sales, minus the number of home closings during the period. Our backlog at any given time will be affected by cancellations, the number of our active communities, and changes in the percentage of spec home sales versus pre-order sales and built-for-rent contracts, which are customarily delivered over a longer period of time. Homes in backlog are generally closed within one to nine months.
As of December 31, 2024 and 2023, our backlog was 2,599 homes and 3,978 homes, valued at approximately $1.3 billion and $1.9 billion, respectively, based on average sales price. Homes in backlog are typically converted to closings in the subsequent year. At present, our backlog turnover is closer to one to five months, due to a higher volume of speculative inventory sales.
Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Sales, Backlog and Closings” for additional information.
Products, Communities and Construction
Homes, Homebuyers and Active Communities
We offer a range of single-family homes in each of our markets, placing a primary emphasis on entry-level and first-time move-up homes. We also provide second-time move-up and active adult homes as well as homes under built-for-rent contracts, which are available for sale to investors. Price points are tailored to each of these levels. Our homebuilding business is driven by our commitment to building high-quality homes at affordable prices in attractive locations while delivering excellent customer service. Our customers enjoy the flexibility of personalizing our desirable open floor plans with a wide array of finishes and upgrades to best fit their distinctive tastes and unique needs.
A community becomes active once the model is completed or the community has its fifth net new order. A community becomes inactive when it has fewer than five units remaining to sell. Active community count is an important metric to forecast future net new orders for our business. As of December 31, 2024, we had 242 active communities, an increase of 21 communities, or 10%, as compared to 221 active communities as of December 31, 2023.
Our active community count excludes communities under built-for-rent contracts, as all sales to third-party investors occur at one point in time and these communities would have no homesites remaining to sell. As of December 31, 2024, the Company had 10 communities delivering closings under built-for-rent contracts, as compared to 15 communities as of December 31, 2023.
Construction and Materials
When constructing our homes, we are dependent upon building material suppliers to provide a continuous flow of raw materials. It typically takes us between 150 and 240 days to construct a single-family home. The construction period for our custom homes is typically longer.

Table Contents
We have extensive experience managing construction processes without employing subcontractors directly. Instead, we rely on local and regional builder associations to identify and contract with reputable tradespeople. This approach also eliminates the need for equipment investment, as we do not employ our own construction base. Each division is led by a construction director, manager, or vice president who oversees area managers. Communities have dedicated construction managers supervising the work performed by the subcontractors. We use enterprise resource planning and integrated scheduling software for close construction progress monitoring and timely issue identification. Our software also enables our superintendents to monitor the completion of work, which, in turn, expedites payments to the subcontractors.
Our materials procurement strategy focuses on maximizing efficiency across local, regional, and national levels through established contracts and standard products from multiple suppliers, resulting in cost savings, streamlined offerings, and pre-negotiated rebates. We leverage our national presence and volume to secure better prices with manufacturers.
Our homebuilding cost of sales includes the acquisition and finance costs of homesites or lots, municipality fees, the costs associated with obtaining building permits, materials and labor to construct the home, interest costs for construction loans, internal and external realtor commissions and other miscellaneous closing costs. Homesite costs range from 30-35% of the average cost of a home. Building materials range from 30-35% of the average cost to build the home, labor ranges from 20-25% of the average cost to build the home, and interest, commissions and closing costs range from 5-10% of the average cost to build the home.
Our materials are subject to price fluctuations. Once construction of a home begins, prices for the materials utilized in the construction of that particular home are generally locked via purchase orders, but fluctuations may occur as a result of market conditions. Price fluctuations may be caused by several factors, including seasonal variation in availability of materials, labor and supply chain disruptions, international trade disputes and resulting tariffs, and changes in demand for materials as a result of the housing market conditions where we operate. The price changes that most significantly influence our operations are price increases in commodities. Significant price increases of these materials may negatively impact our homebuilding cost of sales and, in turn, our net income.
Customer Relations, Quality Control and Warranty Program
In our construction process, we prioritize product design, material quality, and subcontractor standards to minimize deficiencies and warranty costs. We enforce work quality standards through onboarding processes, require insurance from vendors, and conduct regular inspections. Our customer service team ensures quality assurance and positive experiences for customers from pre-sale to post-closing.
We maintain professional staff dedicated to delivering excellent customer experiences, including pre-sale, construction, closing, and after-sales service. We utilize customer feedback and comprehensive home tours before closing to improve quality and satisfaction, and enhance our standards. We highly value customers' willingness to refer us, which influences our team's compensation and quality control efforts.
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
Our wholly owned mortgage banking subsidiary, Jet HomeLoans, offers conforming and non-conforming mortgage financing to our homebuyers. On July 1, 2024, we acquired the remaining interest in Jet HomeLoans, which is consolidated in the Company’s financial statements as of that date.

Table Contents
Our wholly owned subsidiary, DF Title, is a title insurance agency licensed in multiple states that provides closing, escrow and title insurance services. DF Title primarily closes residential real estate transactions, including new home construction, resale and refinance, and commercial real estate transactions. DF Title operates in Colorado, Florida, Georgia, North Carolina, South Carolina and Texas. DF Title’s staff includes attorneys, state licensed title agents, escrow officers and experienced support staff with hundreds of years of collective closing experience. Closing, escrow and title insurance is primarily regulated at a state level, requiring that transactions be conducted by skilled attorneys and/or licensed title insurance agents. Expansion of title operations into our markets is ongoing and consideration of further expansion in our markets is driven by unit volume, average sales price for homes sold, state-level legal considerations and acquisitions.
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
While we utilize a diverse marketing mix, digital marketing is the primary component of our strategy. We have maximized the results of our digital marketing efforts in recent years through the development of a dedicated online sales team. We believe these efforts have become a key strength of our business, allowing us to reach a broad range of potential homebuyers at a relatively low cost compared to traditional advertising. We strategically select digital marketing methods that target our potential customers at various stages of the purchasing cycle. These include channels such as search engine optimization, pay-per-click advertising, social media marketing, email marketing and display advertising.
We strategically open communities in high-visibility areas that allow us to take advantage of local traffic patterns. Model homes play a significant role in our marketing efforts by not only creating an attractive atmosphere, but also displaying options and upgrades. As the Official Home Builder of the Jacksonville Jaguars, we maintain a fully decorated model home at the team’s stadium, which attracts thousands of fans each NFL game day.
We are also the Official Home Builder of the PGA TOUR. This strategic alliance provides a national marketing footprint in regions where we operate and where high-profile, annual PGA TOUR golf tournaments are held.
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
We believe that every home is as important as the next, regardless of price point, and that everyone deserves the ability to purchase a home that suits their needs. Accordingly, we are able to offer a range of optionality within the homebuilding process, from move-in-ready inventory homes to homes that can be tailored with additional features, including certain structural modifications. While most of our customers opt for inventory homes, for those seeking more options, we are able to provide access to a diverse range of materials and upgrades to cater to their specific preferences. Our architectural design team continually adapts floor plans in response to customer buying trends in various markets and collaborates with our land team to secure suitable lots for these customized plans.

Table Contents
Competition and Market Factors
The homebuilding industry is highly competitive and is characterized by relatively low barriers to entry. In the United States, we rank among the top 14 homebuilders based on both homebuilding revenues and closings, as published in the 2024 Builder 100 List reported by Builder Magazine. We compete for, among other things, homebuyers, desirable lots, financing, raw materials and skilled labor. Increased competition may prevent us from acquiring attractive lots on which to build homes or make such acquisitions more expensive, hinder our market share expansion or lead to pricing pressures on our homes that may adversely impact our margins and revenues. Our competitors may independently develop land and construct housing units that are superior or substantially similar to our products. Because our competitors are or may be significantly larger, have a longer operating history and/or have greater resources or lower cost of capital than us, they may be able to compete more effectively in one or more of the markets in which we operate or may operate in the future. We also compete with other homebuilders that have longstanding relationships with subcontractors and suppliers in the markets in which we operate or may operate in the future, and we compete for sales with individual resales of existing homes and with available rental housing.
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
Our operations in financial services generally compete with other lenders and title companies throughout the country, from small local operations to companies with nation-wide footprints, in the forms of banks, brokers, credit unions, title agencies, insurance agencies, underwriters and other financial institutions. The main competitive factors for our mortgage banking business are mortgage interest rates and efficiency in operations for our customers while the main factors for our title services include price and offered services.
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

Table Contents
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
Environmental, Social, and Corporate Governance (“ESG”)

During 2024, under the oversight of our Nominating and Governance Committee, we continued to prioritize our ESG initiatives. Among other things, this included continuing to collect data from leadership within the Company regarding our home energy efficiency efforts, goals and achievements, providing increased incentives to promote home affordability and communicating regularly with our Board of Directors regarding ESG initiatives. We made progress toward formalizing our processes to measure, monitor and report our ESG efforts, including evaluating opportunities to leverage third-party advisory services.
Human Capital Resources

As of December 31, 2024, we had 1,686 full-time employees, inclusive of 251 employees related to our financial services operations. Of our full-time employees, 138 worked in our corporate office, 116 in divisional management and 370 in sales. None of our employees are represented by a labor union or covered under a collective bargaining agreement, and we have not experienced any strikes or work stoppages.

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

We offer our employees compensation and an array of company-paid benefits, which we believe are competitive relative to others in our industry. Additionally, we offer retirement savings in the form of a 401(k) plan. The 401(k) plan includes matching safe harbor contributions equal to 100% of the first two percent of eligible compensation and 50% of the next four percent of eligible compensation. The Company may also make additional discretionary contributions.

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

Table Contents
Available Information
We are a Delaware corporation incorporated on September 11, 2020. We make available, as soon as reasonably practicable, on our website, www.dreamfindershomes.com, all of our reports required to be filed with the Securities and Exchange Commission (“SEC”). These reports can be found on the “Investor Relations” page of our website under “Financials & Filings—SEC Filings” free of charge and include our annual and quarterly reports on Form 10-K and 10-Q, respectively (including related filings in XBRL format), current reports on Form 8-K, beneficial ownership reports on Forms 3, 4, and 5, proxy statements and amendments to such reports. Our SEC filings are also available to the public on the SEC’s website at www.sec.gov. Our principal executive offices are located at 14701 Philips Highway, Suite 300, Jacksonville, Florida 32256, and our telephone number is (904)-644-7670.
Leadership Team and Board of Directors

Executive Officers

The following table sets forth information regarding our executive officers as of February 25, 2025:

Name	Age	Position
Patrick O. Zalupski	44	President, Chief Executive Officer and Chairman of the Board of Directors
L. Anabel Ramsay	43	Senior Vice President and Chief Financial Officer

Patrick O. Zalupski—President, Chief Executive Officer and Chairman of the Board of Directors
Mr. Zalupski is our President and Chief Executive Officer and has served as Chairman of the Board of Directors since January 2021. He has served as the Chief Executive Officer of our primary operating subsidiary, Dream Finders Homes LLC, a Florida limited liability company (“DFH LLC”), since forming the company in December 2008, and as the Chief Executive Officer and a member of the board of managers of DFH LLC since its formation in 2014. He is responsible for our overall operations and management and is heavily involved in the origination, underwriting and structuring of all land investment activities. Under Mr. Zalupski’s leadership, we have grown from closing 27 homes in Jacksonville, Florida during our inaugural year in 2009 to establishing operations in markets across the Southeast, Mid-West and Mid-Atlantic regions of the United States, and have closed over 38,000 homes since our inception through the end of 2024. Prior to founding DFH LLC, Mr. Zalupski was a Financial Auditor for FedEx Corporation’s Internal Audit Department in Memphis, Tennessee and worked in the real estate sales and construction industry as Managing Partner of Bay Street Condominiums, LLC from 2006 to 2008. He has served on the investment committee of DF Capital Management, LLC, an investment manager focused on investments in land banks and land development joint ventures to deliver finished lots to us and other homebuilders for the construction of new homes, since April 2018. Mr. Zalupski received a B.A in Finance from Stetson University.
L. Anabel Ramsay—Senior Vice President and Chief Financial Officer
Ms. Ramsay joined us in 2018, serving in the position of Vice President and Treasurer, and as a member of the Asset Management Committee. Ms. Ramsay was appointed to Interim Chief Financial Officer on October 6, 2021, and promoted to Senior Vice President and Chief Financial Officer on April 1, 2022. Ms. Ramsay has been responsible for balance sheet management, capital allocation, cash forecasting and overall supervision of our accounting, tax and treasury functions, including overall management of our debt, compliance, and reporting for lenders, investors and shareholders.
Prior to joining the Company, Ms. Ramsay served as the Vice President of Finance for the Americas region at Macquarie Group Limited, an Australian multinational independent investment bank and financial services company, from April 2016 to May 2018, overseeing financial and internal tax reporting for over 200 U.S. legal entities in the energy, capital and credit markets space and subsequently managing the financial audit process for Macquarie Group Limited’s aircraft leasing business. Prior to joining Macquarie Group Limited, Ms. Ramsay served as the Corporate Accounting Manager at Fidelity National Financial, a provider of title insurance and settlement services to the real estate and mortgage industries, in the title insurance business from November 2014 to April 2016. Ms. Ramsay started her career at Aeroflex Incorporated, a former publicly listed aerospace and defense electronics manufacturer, where she worked from 2002 to 2014. Ms. Ramsay is a Certified Public Accountant and received a B.B.A in Accounting, Financial Economics and Economics from Lincoln Memorial University.

Table Contents
Board of Directors
Patrick O. Zalupski–President and Chief Executive Officer of Dream Finders Homes, Inc. and serves as Chairman of the Board of Directors.
W. Radford Lovett II–Founder, Chairman and Chief Executive Officer of TowerCom, Ltd, an owner and developer of broadcast communication towers, and TowerCom Development, LP, a developer of wireless communications infrastructure.
Justin W. Udelhofen–Private investor and former founder and Principal of Durant Partners, LLC, an investment fund that focuses on small-to-mid-capitalization equities.
Megha H. Parekh–Senior Vice President and Chief Legal Officer of the Jacksonville Jaguars, a National Football League franchise.
Leonard M. Sturm–Retired audit partner of KPMG LLP after a thirty-seven year career conducting financial statement audits of primarily public companies and audits of internal controls under Section 404 of the Sarbanes-Oxley Act.
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
The risk factors described below are those that we believe are material with regard to an investment in us, as well as certain risk factors that may be generally applicable to all business enterprises, but not all general risk factors. We are subject to the many risks that affect all or most business enterprises in the United States and our business or financial condition could be materially affected by those risks.
Industry, Economic and Regulatory Risks

Our industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for homes and, as a result, could have a material adverse effect on us.

Our business can be substantially affected by adverse changes in general and local economic or business conditions that are outside of our control, including changes in short-term and long-term interest rates; employment levels and job and personal income growth; availability and pricing of mortgage financing for homebuyers; consumer confidence generally and the confidence of potential homebuyers in particular; consumer spending; financial system and credit market stability; private party and government mortgage loan programs (including changes in FHA, USDA, VA, Fannie Mae and Freddie Mac conforming mortgage loan limits, credit risk/mortgage loan insurance premiums and/or other fees, down payment requirements and underwriting standards), and federal and state regulation, oversight and legal action regarding lending, appraisal, foreclosure and short sale practices; federal and state personal income tax rates and provisions, including provisions for the deduction of mortgage loan interest payments, real estate taxes, the cost of homeowners insurance and other expenses; supply of and prices for available new or resale homes (including lender-owned homes) and other housing alternatives, such as apartments, single-family rentals and other rental housing; homebuyer interest in our current or new product designs and new home community locations; general consumer interest in purchasing a home compared to choosing other housing alternatives; and interest of financial institutions or other businesses in purchasing wholesale homes. Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular submarkets in which we operate. The homebuilding industry is cyclical in nature and if we experience a significant or sustained downturn as a result of the economic factors described above or otherwise, it would materially adversely affect our business and results of operations.

Table Contents
The risks described above can cause demand and prices for our homes to fall or cause us to take longer and incur more costs to develop the land and build our homes. We may not be able to recover these increased costs by raising prices because of market conditions. The risks described above could also lead some homebuyers to cancel or refuse to honor their home purchase contracts altogether, which would increase our cancellation rate. If any of the risks described above develops, it could have a material adverse effect on our overall business and results of operations.
Inflation could adversely affect our business and financial results.

The United States has recently experienced inflationary conditions, which, at times, has resulted in increasing costs of land, raw materials and labor needed to operate our business. If our markets have an oversupply of homes relative to demand, we may be unable to offset any such increases in costs with corresponding higher sales prices for our homes. Inflation may continue to accompany higher interest rates, which could adversely impact potential customers’ ability to obtain financing on favorable terms, thereby further decreasing demand. If we are unable to raise the prices of our homes to offset the increasing costs of our operations, our margins could decrease. Furthermore, if we need to lower the price of our homes to create demand, the value of our land inventory may decrease. Inflation can also raise our costs of capital and decrease our purchasing power, making it more difficult and/or more expensive to maintain sufficient funds to operate our business. Our operations have previously been negatively impacted by inflation due to increasing construction costs, labor and materials, as well as land acquisition financing costs and such impacts could continue into the future. The elevated interest rate environment that persisted into late 2023 negatively impacted our construction loan financing costs, which in turn affected our gross margin. Additionally, the increased use of sales incentives to combat higher mortgage rates negatively impacted our SG&A expense. If inflationary conditions continue in future periods, it could materially adversely affect our business and financial results.
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

Almost all of our customers finance their home purchases through lenders that provide mortgage financing. Mortgage interest rates have generally trended downward for the last several decades and reached historic lows in 2021, which —during that period— made the homes we sell more affordable. Mortgage interest rates increased substantially through December 2024 since their historic lows, which negatively impacted consumer affordability. We cannot predict future mortgage interest rates, and should these rates continue to climb or stay elevated over an extended timeframe, the financing ability of prospective homebuyers could be adversely affected. As a result, our operating results may be significantly impacted. Our homebuilding activities are dependent upon the availability of mortgage financing to homebuyers, which is expected to be impacted by continued regulatory changes and fluctuations in the risk appetites of lenders. The financial documentation, down payment amounts and income to debt ratio requirements are subject to change and could become more restrictive.
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

Table Contents
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
Entry-level and first-time move-up homebuyers are a significant source of demand for our new homes. Entry-level homebuyers are generally more affected by the availability of mortgage financing than other potential homebuyers and many of our potential move-up homebuyers must sell their existing homes in order to buy a home from us. A limited availability of suitable mortgage financing could prevent customers from buying our homes and could prevent buyers of our customers’ homes from obtaining mortgages they need to complete such purchases, either of which could result in potential customers’ inability to buy a home from us, which could have a material adverse effect on our sales, profitability, cash flows and ability to service our debt obligations.
Regional factors affecting the homebuilding industry in our current markets could materially and adversely affect us.

Our business strategy is focused on the acquisition of suitable land and the design, construction and sale of primarily single-family homes in residential subdivisions, including planned communities, in Florida, Texas, Tennessee, North Carolina, South Carolina, Georgia, Colorado, Arizona, and the Washington, D.C. metropolitan area, which comprises Northern Virginia and Maryland. In addition, we have lot purchase contracts for the right to purchase lots at a future point in time in all of these areas. A prolonged economic downturn in the future in one or more of these areas, or a particular industry that is fundamental to one or more of these areas, particularly within Florida and Texas, our largest markets, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. In addition, climate factors such as hurricanes, drought, excessive heat and similar items could also negatively impact the desirability of residing in certain areas, which could also negatively impact our results of operations.
To the extent the oil and gas industry, which can be very volatile, is negatively impacted by declining commodity prices, climate change, legislation or other factors, it could result in a reduction in employment or other negative economic consequences, which could adversely impact our homebuilding revenues and activities in our Texas markets.

Certain insurance companies have increased the cost of and/or restricted, curtailed or suspended the issuance of homeowners’ insurance policies on single-family homes. This has both reduced the availability of insurance, particularly in Florida and Texas, our largest markets, and increased the cost of such insurance to prospective purchasers of homes. Mortgage financing for a new home is conditioned, among other things, on the availability of adequate homeowners’ insurance. There can be no assurance that homeowners’ insurance will be available or affordable to prospective purchasers of our homes. Long-term restrictions on, or unavailability of, homeowners’ insurance in any of the markets in which we operate could have an adverse effect on the homebuilding industry in such markets in general, and on our business within such markets in particular. Additionally, the availability of permits for new homes in new and existing developments could be adversely affected by the significantly limited capacity of the schools, roads and other infrastructure in such markets.
If adverse conditions in these markets develop in the future, it could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. Furthermore, if buyer demand for new homes in these markets decreases, home prices could decline, which would have a material adverse effect on our business.

Table Contents
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

Our homebuilding operations are located in many areas that are subject to natural disasters, severe weather or adverse geologic conditions. These include, but are not limited to, hurricanes, tornadoes, droughts, floods, brush fires, wildfires, prolonged periods of precipitation, landslides, soil subsidence, earthquakes and other natural disasters. For example, we operate in a number of locations in the Mid-Atlantic and Southeast that are periodically impacted by severe weather conditions and hurricanes. As a result, our operations in certain areas of Florida, Georgia and South Carolina could experience temporary disruptions and delays. Additionally, our corporate headquarters are located in Jacksonville, Florida, an area that is often impacted by severe weather events, and our operations may be substantially disrupted if our corporate headquarters are forced to close. The occurrence of any of these events could damage our land parcels and projects, cause delays in completion of our projects, reduce consumer demand for housing by making such regions less desirable and cause shortages and price increases in labor or raw materials, any of which could affect our sales and profitability.
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
There are some risks of loss for which we may be unable to purchase insurance coverage. For example, losses associated with floods, hurricanes, landslides, prolonged periods of precipitation, earthquakes and other weather-related and geologic events may not be insurable and other losses, such as those arising from terrorism, may not be economically insurable. A sizeable uninsured loss could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.

Table Contents
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
Any failure in health and safety performance, whether by us or a subcontractor, may result in penalties for non-compliance with relevant regulatory requirements or litigation, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation and our relationships with relevant regulatory agencies, governmental authorities and local communities, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Our geographic concentration could materially and adversely affect us if the homebuilding industry in our current markets should decline.
Our business strategy is focused on the design, construction and sale of single-family detached and attached homes. We do have some geographic concentration present in our operations. For instance, a significant portion of our homebuilding operations are concentrated within Florida and Texas. A prolonged economic downturn or reduction in demand for homes in one or more of the areas in which we operate, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with larger scale and more diversified operations and geographic footprint.
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

Table Contents
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
While tax laws generally permit significant expenses associated with homeownership, primarily mortgage interest expense and real estate taxes, to be deducted for the purpose of calculating an individual’s federal and, in many cases, state taxable income, the ability to deduct mortgage interest expense and real estate taxes for federal income tax purposes is limited. The federal government or a state government may change its income tax laws by eliminating, limiting or substantially reducing these income tax benefits without offsetting provisions, which may increase the after-tax cost of owning a new home for many of our potential homebuyers. For example, the Tax Cuts and Jobs Act, which became effective January 1, 2018, contained substantial changes to the Internal Revenue Code of 1986, as amended (the “Code”). Further changes in income tax laws by the federal government to eliminate or substantially reduce income tax benefits associated with homeownership could adversely affect demand for and sales prices of new homes.

Table Contents
Federal income tax credits currently available to certain builders of energy-efficient new homes may not be extended by future legislation.
In August 2022, the U.S. Congress passed the Inflation Reduction Act of 2022, which extended the availability of the Code Section 45L credit for energy-efficient new homes (the “Federal Energy Credits”) and provided a tax credit of $2,000 per qualifying home ($1,600 after the benefit is deducted from cost of sales as required by the IRS) to eligible homebuilders for homes delivered through December 31, 2022. Additionally, the Inflation Reduction Act of 2022 expanded the credit to eligible homebuilders, resulting in an increase from $2,000 to either $2,500 or $5,000 per qualifying home, depending on which specified energy efficiency standards are achieved, effective January 1, 2023 through December 31, 2032.
For the year ended December 31, 2023, we claimed $3 million of Federal Energy Credits. For the year ended December 31, 2024, we have estimated $12 million of Federal Energy Credits within our income tax provision. The increase in the amount of expected Federal Energy Credits in 2024 compared to the amount claimed in 2023 was primarily due to more homes delivered in 2024 that are expected to qualify for Federal Energy Credits compared to the prior year. Generally, in a given year, the Company aims to build as many energy-efficient new homes as possible.
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

Table Contents
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

Table Contents
Environmental laws and regulations relating to climate change and energy can have an adverse impact on our activities, operations and profitability and on the availability and price of certain raw materials, such as lumber, steel and concrete.
Government mandates, standards and regulations enacted in response to projected climate change impacts and concerns could result in restrictions on land development in certain areas, as well as increased costs for energy, transportation and raw materials. To the extent that the United States enters into geopolitical agreements, such as the Paris Agreement, a variety of new legislation may be considered or enacted at the federal, state, and local levels addressing climate change and energy. New building or other code requirements that impose stricter energy efficiency standards or requirements for building materials could significantly increase our construction costs.
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

Table Contents
Although when the fair market value of controlled lots deviate from that of which the option contracts were originally executed, we attempt to renegotiate the terms of the option contracts to ensure that the yields are aligned with current market conditions, there is no guarantee our renegotiating efforts will be successful.
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

Table Contents
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
Although our preference is to acquire finished lots, from time to time, we also acquire property that requires further development before we can begin building homes. When a community requires additional developments, we devote substantial time and capital in order to obtain development approvals, acquire land and construct significant portions of project infrastructure and amenities before the community generates any revenue. In addition, our land bank option contracts often include provisions under which delays in land development and/or longer land takedown periods cause us to incur additional cost. It can take several years from the time we acquire control of an undeveloped property to the time we make our first home sale on the site. Delays in the development of communities, including delays associated with subcontractors performing the development activities or entitlements, expose us to the risk of changes in market conditions for homes. A decline in our ability to develop and market one of our new undeveloped communities successfully and to generate positive cash flow from these operations in a timely manner could have a material adverse effect on our business and results of operations and on our ability to service our debt and to meet our working capital requirements. In addition, higher than expected absorption rates in existing communities may result in lower than expected inventory levels until the development for replacement communities is completed.
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

Table Contents
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
Strategic and Financial Risks
Our success depends upon our ability to successfully adapt our business strategy to changing home buying patterns and trends.
Future home buying patterns and trends could reduce the demand for our homes and, as a result, could have a material adverse effect on our business and results of operations. Part of our business strategy is to offer homes that appeal to a broad range of entry-level and move-up homebuyers based in each local market in which we operate. However, given the significant increases in average home sales prices across our markets and the anticipated increased demand for more affordable homes due to generational shifts, changing demographics and other factors, we have increased our focus on offering more affordable housing options in our markets. We believe that, due to anticipated generational shifts, changing demographics and other factors, the demand for more affordable homes will increase. If we are unable to successfully adapt our business strategy to shifts in consumer demands, our business will be materially adversely impacted.

Table Contents
We cannot make any assurances that our growth or expansion strategies will be successful, and we may incur a variety of costs to engage in such strategies, including through targeted acquisitions, and the anticipated benefits may never be realized.

We continue to expand our business through selective investments in new geographic markets and by diversifying our products in certain markets. Investments in land, developed lots and home inventories can expose us to risks of economic loss and inventory impairments if housing conditions weaken or we are unsuccessful in implementing our growth strategies. Our long-term success and growth strategies depend in part upon continued availability of suitable land at acceptable prices. The availability of land, lots and home inventories for purchase at favorable prices depends on a number of factors outside of our control. We often face competition from other homebuilders and others for available land. In addition, some state and local governments in markets where we operate have approved, and others may approve, slow-growth or no-growth initiatives and other ballot measures that could negatively impact the availability of land and building opportunities within those areas. Approval of these initiatives could adversely affect our ability to build and sell homes in the affected markets and/or could require the satisfaction of additional administrative and regulatory requirements, which could result in slowing the progress or increasing the costs of our homebuilding operations in these markets. Finally, our ability to begin new projects could be negatively impacted if we elect not to purchase land under our land banking option contracts.

We intend to grow our operations in existing markets, and we intend to expand into new markets and pursue opportunistic purchases of other homebuilders on attractive terms as such opportunities arise. We may be unable to achieve the anticipated benefits of any such growth or expansion, including through targeted acquisitions or through efficiencies that we may be unable to achieve, the anticipated benefits may take longer to realize than expected, or we may incur greater costs than expected in attempting to achieve the anticipated benefits. In such cases, we will likely need to employ additional personnel or consultants that are knowledgeable about such markets. There can be no assurance that we will be able to employ or retain the necessary personnel to successfully implement a disciplined management process and culture with local management, that our expansion operations will be successful or that we will be able to successfully integrate any acquired homebuilder. This could disrupt our ongoing operations and divert management resources that would otherwise focus on developing our existing business.
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

From time-to-time, we acquire other businesses to expand our presence in new and existing geographic markets or to expand into opportunities to contribute to our long-term strategy. We may not be able to successfully integrate any businesses that we acquire into our operations and may not achieve the synergies we expected from an acquisition. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations. Moreover, even if we were successful in integrating newly acquired businesses or assets, expected synergies or cost savings may not materialize, resulting in lower than expected benefits to us from such transactions. Additionally, when making acquisitions, it may not be possible for us to conduct a thorough investigation of the nature of the business or assets being acquired, for instance, due to time constraints in making the decision and other factors. We may become responsible for additional liabilities or obligations not foreseen at the time of an acquisition. To the extent we pay the purchase price of an acquisition in cash, such an acquisition would reduce our cash reserves, and, to the extent the purchase price of an acquisition is paid with our stock, such an acquisition could be dilutive to our stockholders. To the extent we pay the purchase price of an acquisition with proceeds from incurring debt, such an acquisition would increase our level of indebtedness and interest expense and could negatively affect our liquidity and restrict our operations.
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

Table Contents
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

Table Contents
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
If we require working capital greater than that provided by our operations and our credit facilities, we may be required to increase the amount available under the facilities or to seek alternative financing, which might not be available on terms that are favorable or acceptable or at all. If we are required to seek financing to fund our working capital requirements, volatility in credit or capital markets may restrict our flexibility to successfully obtain additional financing on terms acceptable to us, or at all. If we are at any time unsuccessful in obtaining sufficient capital to fund our planned homebuilding expenditures, we may experience a substantial delay in the completion of homes then under construction, or we may be unable to control or purchase finished lots. Any delay could result in cost increases and could have a material adverse effect on our sales, profitability, stock performance, cash flows and ability to service our debt obligations. We have access to the committed funds under our Credit Agreement, which is a senior unsecured revolving credit facility. Another source of liquidity includes our ability to use letters of credit and surety bonds. These letters of credit and surety bonds relate to certain performance-related obligations and serve as security for certain land option contracts. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies and utility companies related to the construction of roads, sewers and other infrastructure. As of December 31, 2024, we had outstanding letters of credit and surety bonds totaling $21 million and $298 million, respectively. These letters of credit and surety bonds are generally subject to certain financial covenants and other limitations.
If we are unable to obtain letters of credit or surety bonds when required, or the conditions imposed by issuers increase significantly, our liquidity and results of operations could be adversely affected.
Access to financing sources may not be available on favorable terms, or at all, which could adversely affect our ability to maximize our returns.
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
•our cash flow; and
•the market price per share of our Class A common stock.

Table Contents
The global credit and equity markets and the overall economy can be extremely volatile, which could have a number of adverse effects on our operations and capital requirements. The domestic financial markets have in the past experienced a high degree of volatility, uncertainty and, during certain periods, tightening of liquidity in both the high yield debt and equity capital markets, resulting in certain periods when new capital has been both more difficult and more expensive to access. If we are unable to access the credit markets, we could be required to defer or eliminate important business strategies and growth opportunities in the future. In addition, if there is prolonged volatility and weakness in the capital and credit markets, potential lenders may be unwilling or unable to provide us with financing that is attractive to us or may increase collateral requirements or may charge us prohibitively high fees in order to obtain financing. Consequently, our ability to access the credit market in order to attract financing on reasonable terms may be adversely affected. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure additional financing on reasonable terms, if at all.
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
Our success depends to a significant degree upon the contributions of certain key management personnel, including, but not limited to, Patrick Zalupski, our founder, President, Chief Executive Officer and Chairman of the Board of Directors, National President, Doug Moran, and our Senior Vice President and Chief Financial Officer, Anabel Ramsay. Although we have entered into employment agreements with Mr. Zalupski, Mr. Moran and Ms. Ramsay, there is no guarantee that Mr. Zalupski, Mr. Moran or Ms. Ramsay will remain employed by us. Our ability to retain our key management personnel or to attract suitable replacements should any members of our management team leave is dependent on the competitive nature of the employment market. The loss of services from key management personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets. We have obtained key man life insurance that would provide us with proceeds in the event of the death or disability of the Chief Executive Officer and/or the National President.
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
Our common stock consists of two classes: Class A and Class B. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to three votes per share. Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our certificate of incorporation. Mr. Zalupski, our founder, President, Chief Executive Officer and Chairman of the Board of Directors, owns, through personal holdings and an entity that he controls, 100% of our Class B common stock (representing approximately 83% of the total combined voting power of our Class A and Class B common stock as of December 31, 2024).

Table Contents
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
Sales of shares pledged for margin loans or prepaid variable forward sales contracts by our directors and officers could cause our stock price to decrease.
Under the Dream Finders Homes, Inc. Insider Trading Policy (“our Insider Trading Policy”), our directors, officers and employees can pledge shares of our common stock as collateral for a loan or hold shares of our common stock in a margin account if the value of Company securities held in one or more margin accounts does not exceed 30% of the total value of all of the Company securities owned by the shareholder at the time such loan or loans (individually or in the aggregate) are originated and the director, officer or employee obtains pre-clearance from the designated compliance officer. As of December 31, 2024, Mr. Zalupski had 17,500,000 shares of our Class B common stock pledged as security for a margin loan.
Further, our directors, officers and employees may purchase or use financial instruments (including prepaid variable forward sales contracts, equity swaps, collars and exchange-traded funds). These types of financial instruments are designed to hedge or offset any decrease in the market value of the Company’s securities and can be speculative in nature and therefore can create the appearance that the transaction is based on material nonpublic information. Accordingly, any such financial instruments must be pre-cleared by the designated compliance officer and approved by the Board of Directors (without the vote of the requesting person). As of December 31, 2024, Mr. Zalupski had 2,000,000 shares of our Class B common stock subject to prepaid variable forward sales contracts that are expected to settle starting in 2027.
In the event that such margin loan (or any other margin loan by an officer or director) were to be called and the shares of common stock were sold on the open market by the lender or if we otherwise have a large number of shares being sold on the open market by the counterparties to variable forward sale contracts, the price of our common stock could decline materially.
Certain of our directors have significant duties with, and spend significant time serving, entities that may compete with us in seeking acquisitions and business opportunities and, accordingly, may have conflicts of interest in pursuing business opportunities.
Certain of our directors hold positions of responsibility with other entities whose businesses are involved in certain aspects of the real estate industry with which we partner for certain land banking opportunities. These directors may become aware of business opportunities that may be appropriate for presentation to us, as well as to the other entities with which they are or may become affiliated. Due to these existing and potential future affiliations, they may present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and, as a result, they may elect not to present those opportunities to us. These conflicts of interest may not be resolved in our favor.

Table Contents
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

Table Contents
Mr. Zalupski, through his beneficial ownership of all of our outstanding Class B common stock as of December 31, 2024, controls approximately 84% of the total combined voting power of our outstanding Class A and Class B common stock, which gives him the ability to prevent a potential takeover of our company. If a change of control or change in management is delayed or prevented, the market price of our Class A common stock could decline. Moreover, because each share of Class B common stock may be convertible at any time at the option of the holder into one share of Class A common stock, any exchanges that Mr. Zalupski initiates will negatively impact his total combined voting power since Class B shares are entitled to three votes per share, compared to one vote per share for Class A common stock.
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

These requirements will not apply to us as long as we remain a controlled company. However, we have elected to not utilize any of these exemptions at this time, but may elect to in the future. Accordingly, the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements may not be afforded to our Class A common stockholders.
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

Table Contents
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
If securities or industry analysts do not continue to publish research or reports about our business, they adversely change their recommendations regarding our Class A common stock or our operating results do not meet their expectations, our stock price could decline.
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
Repurchases pursuant to the share buyback program entered into in June 2023, or any other share buyback program we adopt in the future, could affect our stock price and increase its volatility and may reduce the market liquidity for our stock. The existence of a share buyback program could also cause our stock price to be higher than it would be in the absence of such a program. Additionally, these repurchases will diminish our cash and may subject us to additional taxes, which could impact our ability to pursue possible future strategic opportunities and acquisitions and would result in lower overall returns on our cash balances. There can be no assurance that any future share repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value. Although share buyback programs are intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the effectiveness of these repurchases.
Our Class A and B common stock rank junior to our redeemable preferred stock with respect to dividends and amounts payable in the event of our liquidation, dissolution or winding-up of our affairs.
On September 29, 2021, we sold 150,000 shares of redeemable preferred stock with an initial liquidation preference of $1,000 per share, for an aggregate purchase price of $150 million. Our Class A and B common stock rank junior to our redeemable preferred stock, with respect to the payment of dividends and amounts payable in the event of our liquidation, dissolution or winding-up of our affairs. Upon our liquidation, dissolution or winding up, each share of redeemable preferred stock will be entitled to receive an amount per share equal to the initial liquidation preference of $1,000 per share, subject to adjustment, plus all accrued and unpaid dividends thereon, which dividends accrue at a rate of 9% per annum. No distribution of our assets may be made to holders of our Class A and B common stock until we have paid to holders of our redeemable preferred stock such liquidation preference. In addition, as a holding company, we are dependent on cash distributions from Dream Finders Homes Holdings, LLC (“DFH LLC”) and, thus, our ability to cover our expenses, all applicable taxes payable and dividends, if any, declared by us depends on DFH LLC’s ability first to satisfy its obligations to its creditors and make distributions to holders of the Series B preferred units of DFH LLC and then to us.
Shares of our redeemable preferred stock are convertible into shares of our Class A common stock in certain circumstances and, upon conversion, will dilute common stock shareholders’ percentage of ownership.
Subsequent to the fifth anniversary of its issuance (or earlier in the event of our non-compliance with a protective covenant), a holder can convert the redeemable preferred stock into shares of Class A common stock at a conversion price that will be based on the average of the last reported sales price of the Company’s Class A common stock for the ninety trading days immediately preceding but not including the date of the Optional Conversion Notice (as defined in the certificate of designations for the redeemable preferred stock), less 20% of the aforementioned average (increasing to 25% in the event of non-compliance with a protective covenant) and subject to a floor conversion price of $4.00. Although we intend to call the shares of redeemable preferred stock for redemption prior to their conversion, in the event the shares of redeemable preferred stock are converted into shares of Class A common stock, such issuance will cause substantial dilution to the holders of our common stock.

Table Contents
Certain rights of the holders of the redeemable preferred stock could delay or prevent an otherwise beneficial takeover or takeover attempt of us.
Certain rights of the holders of the redeemable preferred stock could make it more difficult or more expensive for a third party to acquire us. If we undergo a Change of Control (as defined in the certificate of designations for the redeemable preferred stock), we must redeem all of the shares of redeemable preferred stock for cash consideration equal to the initial liquidation preference of $1,000 per share, subject to adjustment, plus all accrued and unpaid dividends thereon, plus if the Change of Control occurs before the fourth anniversary of the date of issuance, a premium equal to the dividends that would have accumulated on such share from and after the date of the Change of Control and through the fourth anniversary of the date of issuance of the redeemable preferred stock.
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
Presently, we employ a limited array of both traditional and generative artificial intelligence (“AI”) solutions for specific sales, administrative, and operational functions, including aiding in research used for disclosures subject to management review. It is conceivable that we might integrate further AI solutions into our information systems in the future, potentially assuming a more critical role in our operations over time. The continuous advancement and utilization of technology, encompassing cloud-based computing and AI, introduce possibilities for the inadvertent exposure or misuse of the personal data integral to our business operations, as well as the unintentional disclosure or deliberate destruction of confidential information stored within our systems or those of our third-party providers, via portable media or storage devices. Such occurrences may lead to considerable increases in operational and security expenses, tarnished reputation, regulatory penalties, or expenses related to legal defense. AI programs can incur significant costs and demand substantial expertise for development, pose challenges in setup and management, and necessitate periodic updates.
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

Table Contents
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
In recent years, increasing attention has been given to corporate activities related to environmental, social and governance (“ESG”) matters in public discourse and in the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, universities and other members of the investing community.
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
Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions and geopolitical conflicts, including the continued conflicts between Israel and Hamas and Ukraine and Russia or other armed conflicts, civil unrest or acts of terrorism. While we do not have any customer or direct supplier relationships in either country, the current military conflict, and related sanctions, as well as export controls or actions that may be initiated by nations (e.g., potential cyberattacks, disruption of energy flows, etc.) and other potential uncertainties could adversely affect our supply chain by causing shortages or increases in costs for materials necessary to construct homes and/or increases to the price of gasoline and other fuels. In addition, such events could cause higher interest rates, inflation or general economic uncertainty, which could negatively impact our business partners, employees or customers or otherwise adversely impact our business.

Table Contents
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
Global and U.S. agencies declared the end of the related emergency from the COVID-19 pandemic in May 2023. This health crisis had far-reaching adverse effects on the global economy, financial markets, and various stakeholders including our employees, customers, suppliers, and other business associates. There is no guarantee that a future outbreak of this or any other widespread epidemics or pandemics will not occur, or that the U.S. economy will fully recover, either of which could materially adversely affect our business.
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
We have based these forward-looking statements on our current expectations and assumptions about future events based on information available to our management at the time the statements were made. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. The following summary risk factors, may cause actual results to differ materially from those expressed or implied in our forward-looking statements:
•the negative impact of an increase in cancellation rates affecting our home closings, backlog and sales revenues as a result of rising interest rates, inflationary pressures or other factors;
•a shortage of building materials or labor, or increases in costs that delay or increase the cost of home construction;

Table Contents
•the impact from global economic or other factors that could adversely affect demand for new homes;
•volatility and uncertainty in the credit markets and broader financial markets;
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
•the degree and nature of our competition;
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

Table Contents
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
The Company engages third parties to perform periodic assessments of certain aspects of our cybersecurity measures, including vulnerability assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Nominating and Governance Committee and the Board of Directors, and the Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.
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
The VP of IT and the NVP of Finance work in coordination with the Cybersecurity Response Committee, which also includes our Chief Financial Officer and representatives from legal, internal audit and SEC reporting functions. In the event of a cyber incident, the Cybersecurity Response Committee utilizes a formal incident response plan based on the NIST Framework to assess and manage cybersecurity threats. The incident response plan encompasses the containment, eradication, recovery, and resolution processes for the incident, while also detailing the individuals and groups that need to be notified.
The VP of IT has served in various roles in information technology and information security for over 25 years, including serving as the Chief Information Security Officer of a healthcare company and a member of the cyber emergency response team at several companies. The VP of IT holds undergraduate and graduate degrees in computer science and has attained various professional certifications in cybersecurity. The NVP of Finance and the rest of the Cybersecurity Response Committee hold undergraduate and graduate degrees in their respective fields, and have over 50 years of collective experience managing enterprise risks at the Company and at similar companies, including risks arising from cybersecurity threats.
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
Refer to “Business—Land Acquisition and Development Process” for a summary of the other properties that we controlled as of December 31, 2024.
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we are a party to ongoing legal proceedings in the ordinary course of business. Refer to Note 7, Commitments and Contingencies— Legal Proceedings to our consolidated financial statements for additional information.

Table Contents
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

Table Contents
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock is listed on the NYSE under the symbol “DFH.” As of February 19, 2025, the closing price of our Class A common stock on the NYSE was $21.98, and we had 10 stockholders of record, including Cede & Co. as nominee of The Depository Trust Company.
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
Stock Performance Graph
The performance graph below compares the cumulative total return of our Class A common stock since our initial public offering on January 21, 2021 through December 31, 2024, with the Standard and Poor’s 500 Companies Stock Index (“S&P 500 Index”) and the Standard & Poor’s Homebuilders Select Industry Index (“S&P Homebuilders Index”) for the same period. The comparison assumes that $100 was invested in DFH, the S&P 500 Index, and the S&P Homebuilders Index on January 21, 2021. The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

Comparison of Cumulative Total Return Among Dream Finders Homes, Inc., the S&P 500 Composite Index and the S&P Homebuilders Select Industry Index
$180
$160
$140
$120
$100
$80
$60
$40
$20
1/21/21
6/30/21
12/31/21
6/30/22
12/31/22
6/30/23
12/31/23
6/30/24
12/31/24
DFH
S&P 500 Index
S&P Homebuilders Index

Table Contents
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
We expect to execute any transactions under the Share Buyback Program through a combination of Rule 10b5-1 trading plans and transactions made in compliance with Rule 10b-18. The actual timing, number and value of shares repurchased under the Share Buyback Program will depend on a number of factors, including constraints specified in any price, general business and market conditions, and alternative investment opportunities. The Share Buyback Program does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time. The following table provides information with respect to repurchases of shares of Class A common stock by the Company during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2024 - 10/31/2024	—	$—	—	$18,330,034
11/1/2024 - 11/30/2024	39,232	29.46	39,232	17,174,229
12/1/2024 - 12/31/2024	—	—	—	17,174,229
Total	39,232	$29.46	39,232
ITEM 6.    RESERVED

Table Contents
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
Business Overview and Outlook
We design, build and sell homes primarily in high-growth markets using our asset-light lot acquisition strategy. Our primary focus is on constructing and selling single-family homes across entry-level, first-time move-up, second-time move-up, and active adult markets as well as homes under built-for-rent contracts. To fully serve our homebuyers and capture ancillary business opportunities, we have financial services operations that offer title insurance and mortgage banking solutions.
Our markets have experienced sustained home affordability challenges and significant competition and although our net sales have increased from the prior year, the increase was below our expectations. Despite ticking down since last year, mortgage interest rates and inflationary pressures remain elevated. We believe uncertainty and interest rate volatility are keeping homebuyers on the sidelines. We have consistently used incentives, such as mortgage buydowns, to sustain demand, and we have continued to build affordable speculative inventory at higher than historical levels. Our asset-light strategy has allowed us to remain agile in these market conditions by strategically renegotiating lot option takedowns that align with our sales pace.
We continue to see the positive effects of our commitment to future growth, whether through organic efforts, acquisitions, or a combination of both, all while keeping an asset-light approach. This strategy is reflected in our homebuilding revenues and closings, which grew by 18% and 17%, respectively, when comparing 2024 to 2023. Notably, our acquisition of Crescent Homes played a significant role in these achievements. We believe this success, coupled with our increased investments in our lot pipeline, inventories and construction starts, positions us well for the future.
We are optimistic based on the limited supply of homes, both new and existing resales, at affordable price points and demographic trends that continue to support favorable demand dynamics in our markets. We believe that the current environment will continue to support faster inventory turnover and reinforce our shift towards spec sales for the foreseeable future. Our strategy has also allowed us to continue to pursue opportunities that contribute to our long-term outlook, including acquiring Jet HomeLoans in July 2024 and Liberty Communities, LLC (“Liberty Communities”) in January 2025. We anticipate future organic and acquisitive growth in the years ahead across our homebuilding and financial services operations.

Table Contents
Recent Developments
Liberty Communities Acquisition
On January 23, 2025, we acquired the majority of the homebuilding assets of Liberty Communities, allowing us to enter the Atlanta, Georgia market and further expand our operations in Greenville, South Carolina. Assets acquired include over 750 lots and home sites in different stages of construction. Additionally, the Company expects to control approximately 5,000 lots as a result of the transaction. The operations of Liberty Communities will be included in our Southeast segment as of the date of acquisition. Refer to Note 15, Subsequent Events to our consolidated financial statements for more information.
Expansion in the Southeast Segment

In the fourth quarter of 2024, we expanded organically into southwest Florida. As of December 31, 2024, we controlled 42 lots in this market.
Alliant Title Acquisition
On October 18, 2024, the Company entered into a definitive agreement to acquire Colorado-based title insurance underwriter, Alliant National Title Insurance Company, Inc. and a related affiliate. The closing of this transaction is subject to customary closing conditions, including insurance regulatory approvals, which are currently ongoing.

Table Contents
Results of Consolidated Operations
The following table summarizes our results of operations and other financial data (in thousands, except per share amounts) for the periods indicated:

	Year Ended December 31,
	2024	2023
Income before taxes:
Homebuilding	$434,308	$406,298
Financial services	31,959	19,741
Other(1)	(28,413)	(21,614)
Income before taxes	437,854	404,425
Income tax expense	(97,272)	(96,483)
Net and comprehensive income	340,582	307,942
Net and comprehensive income attributable to noncontrolling interests	(5,241)	(12,042)
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$335,341	$295,900

Other Financial Data:
Basic EPS(2)	$3.44	$3.03
Diluted EPS(2)	$3.34	$2.79
EBITDA (in thousands)(3)	$629,750	$521,495
EBITDA margin %(3)(4)	14.1%	13.9%
Return on participating equity(5)	29.7%	36.3%

Consolidated Balance Sheets Data (as of period end):
Cash and cash equivalents	$274,384	$494,145
Construction lines of credit	701,386	530,384
Senior unsecured notes, net	295,049	293,918
Mortgage warehouse facilities	289,617	—
Total mezzanine equity	169,951	148,500
Total Dream Finders Homes, Inc. stockholders’ equity	1,244,922	924,584
Total equity	1,250,409	937,650
(1)Represents amounts within our corporate component (“Corporate”).
(2)Refer to Note 14, Earnings Per Share to the consolidated financial statements for disclosures related to the calculation of EPS. Diluted shares were calculated by using the treasury stock method for stock grants and the if-converted method for the redeemable preferred stock and the associated preferred dividends.
(3)EBITDA is a non-GAAP financial measure. For a definition of this non-GAAP financial measure and a reconciliation to our most directly comparable financial measures calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”
(4)Calculated as a percentage of total revenues.
(5)Return on participating equity is calculated as net and comprehensive income attributable to DFH, less redeemable preferred stock distributions, divided by average beginning and ending total Dream Finders Homes, Inc. stockholders’ equity (“participating equity”) for the trailing twelve months.

Table Contents
Results of Homebuilding Operations
The following table sets forth our results of homebuilding operations (in thousands) for the periods indicated:

	Year Ended December 31,
	2024	2023	Change	% Change
Homebuilding revenues	$4,397,877	$3,738,888	$658,989	18%
Homebuilding cost of sales	3,591,483	3,011,813	579,670	19%
Selling, general and administrative expense(1)	395,751	303,068	92,683	31%
(Income) loss from unconsolidated entities	(433)	12	(445)	(3708)%
Contingent consideration revaluation(2)	13,939	46,590	(32,651)	(70)%
Other income, net	(1,443)	(635)	(808)	127%
Total income before taxes related to homebuilding operations(1)(2)	$398,580	$378,040	$20,540	5%

Other Financial and Operating Data:
Home closings	8,583	7,314	1,269	17%
Average sales price of homes closed(3)	$509,249	$505,764	$3,485	1%
Net sales	6,727	5,744	983	17%
Cancellation rate	16.6%	18.3%	(1.7)%	(9)%
Homebuilding gross margin (in thousands)(4)	$806,394	$727,075	$79,319	11%
Homebuilding gross margin %(4)(5)	18.3%	19.4%	(1.1)%	(6)%
Adjusted homebuilding gross margin (in thousands)(6)	$1,186,019	$1,015,624	$170,395	17%
Adjusted homebuilding gross margin %(5)(6)	27.0%	27.2%	(0.2)%	(1)%
Active communities as of period end(7)	242	221	21	10%
Backlog - units	2,599	3,978	(1,379)	(35)%
Backlog - value (in thousands)	$1,304,463	$1,887,368	$(582,905)	(31)%
Net homebuilding debt to net capitalization(6)	33.7%	23.3%	10.4%	45%
(1)Selling, general and administrative expense, which is comprised of homebuilding segments and Corporate expense (“SG&A”), includes $33 million and $19 million of Corporate SG&A for the year ended December 31, 2024 and 2023, respectively. Corporate amounts are included as they primarily relate to our homebuilding business.
(2)Contingent consideration revaluation, which is comprised of amounts from the homebuilding segments and Corporate, (“contingent consideration”) includes $3 million and $9 million of Corporate contingent consideration expense for the year ended December 31, 2024 and 2023, respectively. Corporate amounts are included as they represent contingent consideration relating to our homebuilding business that the Company does not charge to the segments.
(3)Average sales price of homes closed is calculated based on homebuilding revenues, adjusted for the impact of percentage of completion revenues, and excluding deposit forfeitures and land sales, over homes closed.
(4)Homebuilding gross margin is homebuilding revenues less homebuilding cost of sales.
(5)Calculated as a percentage of homebuilding revenues.
(6)Adjusted homebuilding gross margin and net homebuilding debt to net capitalization are non-GAAP financial measures. For definitions of these non-GAAP financial measures and reconciliations to our most directly comparable financial measures calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”
(7)A community becomes active once the model is completed or the community has its fifth net sale. A community becomes inactive when it has fewer than five homesites remaining to sell.

Table Contents
The following tables summarize home closings and average sales price (“ASP”) of homes closed by homebuilding segment for the year ended December 31, 2024 and 2023, as well as active communities as of December 31, 2024 and 2023:

	Year Ended December 31, 2024		As of December 31, 2024
Segment	Home Closings	ASP	Active Communities
Southeast	2,838	$484,345	67
Mid-Atlantic	2,594	446,667	59
Midwest	3,151	583,198	116
Total	8,583	$509,249	242

	Year Ended December 31, 2023		As of December 31, 2023
Segment	Home Closings	ASP	Active Communities
Southeast	3,170	$470,405	57
Mid-Atlantic	1,597	396,462	44
Midwest	2,547	618,306	120
Total	7,314	$505,764	221

The following tables present income before taxes (in thousands) and homebuilding gross margin (or “gross margin”) percentage by segment for the year ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024		2023
Segment	Income Before Taxes	Gross Margin %	Income Before Taxes	Gross Margin %
Southeast	$141,465	19.1%	$183,537	18.9%
Mid-Atlantic	130,067	19.6%	54,646	17.9%
Midwest	162,776	17.0%	168,115	20.6%
Total(1)	$434,308	18.3%	$406,298	19.4%
(1)Total income before taxes by segment does not include $33 million and $19 million of Corporate SG&A, and $3 million and $9 million of Corporate contingent consideration expense for the years ended December 31, 2024 and 2023, respectively. These amounts are included within total income before taxes related to homebuilding operations, which is presented in the Results of Homebuilding Operations table above. Refer to footnotes (1) and (2) above for more information.

Homebuilding Revenues. The increase in homebuilding revenues was primarily attributable to 8,583 home closings for the year ended December 31, 2024, an increase of 1,269 homes, or 17%, from 7,314 home closings for the year ended December 31, 2023. In 2024, 877 home closings with an ASP of $534,617 were contributed by the Crescent Homes acquisition. The consolidated ASP of homes closed increased 1% when comparing the year ended December 31, 2024 to the year ended December 31, 2023. Excluding Crescent Homes, 41% of our closings were in the Midwest segment with an ASP of $583,198, which is the highest ASP of our homebuilding segments.
Homebuilding Cost of Sales and Homebuilding Gross Margin. The higher homebuilding cost of sales and homebuilding gross margin were primarily due to the increase in home closings for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease in homebuilding gross margin as a percentage of homebuilding revenues when comparing the years ended December 31, 2024 and 2023 was primarily attributable to higher land and financing costs, partially offset by direct cost reductions and changes in product mix. Additionally, amortization of purchase accounting adjustments associated with home closings from the Crescent Homes acquisition negatively impacted the year ended December 31, 2024 homebuilding gross margin percentage by approximately 12 bps.

Table Contents
Southeast. Our Southeast segment homebuilding revenues for the year ended December 31, 2024 were $1.4 billion, a decrease of $135 million, or 9%, from $1.5 billion for the year ended December 31, 2023. This decline in revenue was driven by a decrease in home closings of 332, or 10%, partially offset by a 3% increase in the ASP of homes closed. Homebuilding gross margin percentage was 19.1% for the year ended December 31, 2024, representing an increase of 20 bps, or 1%, when compared to the year ended December 31, 2023. The increase in homebuilding gross margin percentage was mostly the result of direct cost reductions and, to a lesser extent, cycle time improvements, partially offset by higher land and financing costs.
Mid-Atlantic. Our Mid-Atlantic segment homebuilding revenues for the year ended December 31, 2024 were $1.2 billion, an increase of $530 million, or 84%, from $633 million for the year ended December 31, 2023. This revenue growth was primarily driven by an increase in home closings of 997, or 62%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. Crescent Homes contributed $470 million in homebuilding revenues and 877 home closings with an ASP of $534,617 for the year ended December 31, 2024.
Excluding Crescent, homebuilding revenues in the Mid-Atlantic segment increased by 9% when comparing the year ended December 31, 2024 and 2023, primarily due to more home closings and, to a lesser degree, a higher ASP of $401,744, an increase of $5,282, or 1%, when compared to the year ended December 31, 2023. Without Crescent, homebuilding gross margin percentage was 18.5% for the year ended December 31, 2024, representing an increase of 60 bps, or 3%, when compared to the year ended December 31, 2023. The improvement in this homebuilding gross margin percentage was primarily a result of direct cost reductions and, to a lesser extent, cycle time improvements, partially offset by higher land and financing costs.
Midwest. Our Midwest segment homebuilding revenues for the year ended December 31, 2024 were $1.8 billion, an increase of $264 million, or 17%, from $1.6 billion for the year ended December 31, 2023. This increase was due to higher home closings of 604, or 24%, partially offset by a decrease of 6% in the ASP of homes closed. The decrease in ASP of homes closed was due to changes in the geographic mix of closings within the segment. Homebuilding gross margin percentage was 17.0% for the year ended December 31, 2024, representing a decrease of 360 bps, or 17%, when compared to year ended December 31, 2023. The reduction in homebuilding gross margin percentage was due to an increase in land costs and, to a lesser extent, higher financing costs, partially offset by direct cost reductions.
Selling, General and Administrative Expense. SG&A as a percentage of homebuilding revenues was 9.0% for the year ended December 31, 2024, a slight increase of 90 bps from 8.1% for the year ended December 31, 2023. The dollar increase in SG&A was primarily attributable to higher compensation costs of $51 million due to our growth from continued expansion, including the February 2024 acquisition of Crescent Homes and our operational expansions in Florida and Arizona. Additionally, for the year ended December 31, 2024, SG&A included $50 million of spend on forward commitment programs to allow our homebuyers to access lower mortgage interest rates on home loans at the point of sale, representing a $22 million increase when compared to the year ended December 31, 2023.
Contingent Consideration Revaluation. $30 million of the decrease in contingent consideration expense for the year ended December 31, 2024 was attributable to lower fair value adjustments of future expected earnout payments related to the MHI acquisition, as actual results remained in line with forecasts when compared to the year ended December 31, 2023. As the earnout period for the MHI acquisition is nearing its completion in the third quarter of 2025, it is less susceptible to changes in long-term underlying projections. Additionally, the earnout period related to the 2020 acquisition of H&H Constructors of Fayetteville, LLC concluded in the third quarter of 2024 and the final payment for the contingent consideration agreement was made in the fourth quarter of 2024.
Income Before Taxes Related to Homebuilding Operations. The increase in income before taxes related to homebuilding operations during the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily attributable to the increase in home closing volume and the reduction in contingent consideration expense, partially offset by the increase in SG&A, all explained above.
Refer to the Form 10-K for the year ended December 31, 2023 filed on February 29, 2024 for the results of operations and related discussion for December 31, 2023 compared to the year ended December 31, 2022.

Table Contents
Net Sales, Backlog and Closings
The following table presents information concerning our net sales, starts and closings in each of our homebuilding segments for the periods set forth below:

	Year Ended December 31,						Period Over Period Percent Change
	2024			2023
Segment	Net Sales	Starts	Closings	Net Sales	Starts	Closings	Net Sales	Starts	Closings
Southeast(1)(2)	1,754	2,868	2,838	1,822	2,693	3,170	-4%	6%	-10%
Mid-Atlantic	2,196	2,623	2,594	1,360	1,627	1,597	61%	61%	62%
Midwest	2,777	3,252	3,151	2,562	2,551	2,547	8%	27%	24%
Total	6,727	8,743	8,583	5,744	6,871	7,314	17%	27%	17%
(1)Excluding net sales under built-for-rent contracts, 2024 net sales in the Southeast segment increased 9% when compared to 2023. The year ended December 31, 2024 also included a built-for-rent contract termination discussed further below.
(2)Closings under built-for-rent contracts decreased 18% when comparing the year ended December 31, 2024 to the year ended December 31, 2023.
The following table presents information concerning our backlog in number of homes, ASP and aggregate value (in thousands) for our homebuilding segments as of the dates set forth below:

	As of December 31,
	2024			2023
Segment	Homes(1)	ASP	Value	Homes(1)	ASP	Value
Southeast	1,150	$406,246	$467,183	2,234	$393,356	$878,757
Mid-Atlantic(2)	678	464,798	315,133	599	427,593	256,128
Midwest	771	677,234	522,147	1,145	657,190	752,483
Total	2,599	$501,910	$1,304,463	3,978	$474,451	$1,887,368
(1)Represents the number of homes in backlog from the previous period, plus net sales during the period, minus the number of home closings during the current period.
(2)On February, 1 2024, backlog increased by 477 due to our Crescent Homes acquisition on that date. 235 of the homes in backlog as of December 31, 2024 are from Crescent Homes.
Backlog of sold homes as of December 31, 2024 was 2,599 homes valued at approximately $1.3 billion based on ASP, a decrease of 1,379 homes and $583 million in value, or 35% and 31%, respectively, from 3,978 homes valued at approximately $1.9 billion as of December 31, 2023. The overall decrease in backlog was mostly reflective of a continued trend toward move-in ready spec homes relative to pre-order sales, and to a lesser extent, a reduction in built-for-rent contracts in backlog. Spec homes typically result in quicker closings and turnover of the backlog within the same reporting period. Approximately 187 of the homes in our backlog are expected to be delivered in 2026 and beyond.
Southeast. Backlog for the Southeast segment as of December 31, 2024 was 1,150 homes, a decrease of 1,084 from 2,234 homes as of December 31, 2023. The decrease from prior year was primarily attributable to a continued trend toward move-in ready spec homes relative to pre-order sales and a reduction in net sales under built-for-rent contracts.
Mid-Atlantic. Backlog for the Mid-Atlantic segment as of December 31, 2024 was 678 homes, an increase of 79 from 599 homes as of December 31, 2023. The increase in backlog from prior year was attributable to the Crescent Homes acquisition and, to a lesser extent, higher net sales relative to closings, partially offset by lower net sales relative to closings under built-for-rent contracts.
Midwest. Backlog for the Midwest segment as of December 31, 2024 was 771 homes, a decrease of 374 from 1,145 homes as of December 31, 2023. The decrease from prior year was mostly a result of higher closings relative to net sales, as well as the continued trend toward more sales of move-in-ready spec homes relative to pre-order sales.

Table Contents
The following table presents information concerning our cancellation rates for each of our homebuilding segments for the periods set forth below:

	Year Ended December 31,
Segment	2024	2023
Southeast	23.7%	21.5%
Mid-Atlantic	12.9%	14.4%
Midwest	14.4%	17.8%
Total(1)	16.6%	18.3%
(1)Our cancellation rate for a given period is calculated as the total number of new sales contracts cancelled during the period, divided by the total number of new home sales contracts entered into during the period.
Our cancellation rate for the year ended December 31, 2024 was 16.6%, an improvement of 170 basis points when compared to the 18.3% cancellation rate for the year ended December 31, 2023. The overall improvement in cancellation rate was mostly a result of the trend toward higher spec sales relative to pre-order sales. The higher cancellation rate in the Southeast segment for the year ended December 31, 2024 was primarily attributable to a built-for-rent contract of 229 units that was terminated during the first quarter of 2024 based on a strategic decision to convert the controlled lots underlying the deal into future retail sales. The total cancellation rate and the Southeast cancellation rate excluding built-for-rent activity were 14.1% and 13.4%, respectively, for the year ended December 31, 2024.
Financial Services
Our Financial Services segment provides mortgage financing and title services primarily through our wholly owned subsidiaries, Jet HomeLoans and DF Title, respectively. The following table presents selected financial information and supplemental data for our Financial Services segment for the year ended December 31, 2024 and 2023 (dollars in thousands, unless otherwise indicated):

	Year Ended December 31,
	2024	2023
Mortgage revenues	$34,786	$—
Title services revenues	18,943	9,698
Total financial services revenues	53,729	9,698
Financial services expense	31,540	5,727
Income from unconsolidated entities	9,770	15,770
Financial services income before taxes	$31,959	$19,741

Supplemental data(1):
Total originations:
Number of loans	4,977	3,189
Principal (in millions)	$2,196	$1,318
Capture rate	71.9%	65.5%
Average FICO score	744	741
Funded origination breakdown:
Government (FHA, VA, USDA)	40%	41%
Non-agency	60%	59%
(1)Supplemental data reflects operations of Jet HomeLoans prior to its consolidation in the Company’s financial statements beginning on July 1, 2024. Refer to Note 2, Acquisitions to the consolidated financial statements for additional information.

Table Contents
The $35 million, or 100%, increase in mortgage revenues, $21 million of the increase in financial services expense and $11 million of the increase in the financial services income before taxes for the year ended December 31, 2024 as compared to the year ended December 31, 2023, respectively, were all primarily due to the consolidation of Jet HomeLoans beginning July 1, 2024. The income before taxes of Jet HomeLoans prior to July 1, 2024 was included in income from unconsolidated entities in the Consolidated Statements of Comprehensive Income.
The $9 million, or 95%, increase in title services revenues, $5 million of the increase in financial services expense and $4 million of the increase in the financial services income before taxes for the year ended December 31, 2024 as compared to the year ended December 31, 2023, were primarily the result of DF Title’s expansion of operations into the Texas market. Our Texas market was previously serviced by our unconsolidated title joint ventures, which resulted in a partially offsetting impact to financial services income before taxes of $2 million.
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
The following table presents a reconciliation of adjusted homebuilding gross margin to the GAAP financial measure of homebuilding gross margin for each of the periods indicated (unaudited and in thousands, except percentages):

	Year Ended December 31,
	2024	2023	2022
Homebuilding gross margin(1)	$806,394	$727,075	$612,420
Interest expense in homebuilding cost of sales(2)	187,324	122,759	60,595
Amortization in homebuilding cost of sales(3)	5,087	—	6,701
Commission expense	187,214	165,790	140,442
Adjusted homebuilding gross margin	$1,186,019	$1,015,624	$820,158
Homebuilding gross margin %(4)	18.3%	19.4%	18.4%
Adjusted homebuilding gross margin %(4)	27.0%	27.2%	24.6%
(1)Homebuilding gross margin is homebuilding revenues less homebuilding cost of sales.
(2)Includes interest charged to homebuilding cost of sales related to our construction lines of credit and senior unsecured notes, net, as well as lot option fees.
(3)Represents amortization of purchase accounting adjustments from our acquisitions.
(4)Calculated as a percentage of homebuilding revenues.

Table Contents
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
The following table presents a reconciliation of EBITDA to the GAAP financial measure of net income for each of the periods indicated (unaudited and in thousands, except percentages):

	Year Ended December 31,
	2024	2023	2022
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$335,341	$295,900	$262,313
Interest income	(5,501)	(4,299)	(169)
Interest charged to homebuilding cost of sales(1)	187,324	122,759	60,595
Interest expense	—	1	32
Income tax expense	97,272	96,483	81,859
Depreciation and amortization(2)	15,314	10,651	17,952
EBITDA	$629,750	$521,495	$422,582
EBITDA margin %(3)	14.1%	13.9%	12.6%
(1)Includes interest charged to homebuilding cost of sales related to our construction lines of credit and senior unsecured notes, net, as well as lot option fees.
(2)Includes amortization of purchase accounting adjustments from our acquisitions.
(3)Calculated as a percentage of total revenues.

Table Contents
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

The following table presents a reconciliation of net homebuilding debt to net capitalization to the GAAP financial measure of total debt to total capitalization for each of the periods indicated (unaudited and in thousands, except percentages):

	As of December 31,
	2024	2023
Total debt	$1,286,052	$824,302
Total mezzanine equity	169,951	148,500
Total equity	1,250,409	937,650
Total capitalization	$2,706,412	$1,910,452
Total debt to total capitalization	47.5%	43.1%

Total debt	$1,286,052	$824,302
Less: Mortgage warehouse facilities	289,617	—
Less: Cash and cash equivalents	274,384	494,145
Net homebuilding debt	$722,051	$330,157
Total mezzanine equity	169,951	148,500
Total equity	1,250,409	937,650
Net capitalization	$2,142,411	$1,416,307
Net homebuilding debt to net capitalization	33.7%	23.3%
Liquidity and Capital Resources
Overview
We generate cash from the sale of our homes and from providing ancillary financial services. We intend to re-deploy our generated net cash to acquire and control land and further grow our operations year over year. We believe that our sources of liquidity are sufficient to satisfy our current commitments. We finance our operations through a variety of sources, including cash, borrowings under a revolving credit facility (the “Credit Agreement”), net proceeds from the senior unsecured notes (“2028 Notes”) and mortgage warehouse facilities used in our mortgage banking operations.
Our principal uses of capital are for lot deposits, lot purchases just-in-time for construction, vertical home construction, operating expenses, the payment of routine liabilities, business acquisitions and the origination of mortgage loans. Cash allocated to 2024 business acquisitions was approximately $220 million as of December 31, 2024 and none as of December 31, 2023. There was no acquisition activity in 2023. Refer to Note 2, Acquisitions to the consolidated financial statements for more information.

Table Contents
As of December 31, 2024 and 2023, our cash and total liquidity were as follows (in thousands):

	As of December 31,
	2024	2023
Borrowing base(1)	$1,254,094	$864,272
Outstanding balance under Credit Agreement	(700,000)	(530,000)
Letters of credit outstanding(2)	(12,449)	—
Availability under Credit Agreement	$541,645	$334,272
Cash and cash equivalents(3)	274,384	494,145
Total liquidity	$816,029	$828,417
(1)As of December 31, 2024 and 2023, the borrowing base under the Credit Agreement was reduced by the principal amount of the senior unsecured notes of $300 million.
(2)The availability under the Credit Agreement is reduced by outstanding letters of credit that are not fully cash collateralized.
(3)Includes cash and cash equivalents reported on the Consolidated Balance Sheets related to financial services operations, which are not subject to restrictions and are regularly remitted to Corporate.

As of December 31, 2024, the Credit Agreement had an aggregate commitment of up to $1.4 billion. The Credit Agreement will mature on June 4, 2027. Certain of our subsidiaries guaranteed the Company’s obligations under the Credit Agreement and the 2028 Notes. As of December 31, 2024, we were in compliance with the covenants set forth for all of our debt obligations. Refer to Note 3, Debt, to the consolidated financial statements for more information on the Credit Agreement, 2028 Notes and the mortgage warehouse facilities.
Cash flows generated by our homebuilding projects can differ materially from our results of operations, as these depend upon the stage in the life cycle of each project. The majority of our projects begin at the land acquisition and development stage when we enter into finished lot option and land bank option contracts by placing a deposit with a land seller, developer or land banker. Our lot deposits are an asset on our Consolidated Balance Sheets. Early stages in our communities require material cash outflows relating to finished lot purchases from option contracts, entitlements and permitting, construction and furnishing of model homes, roads, utilities, general landscaping and other amenities, as well as ongoing association fees and property taxes. Except for furnishings of model homes, these costs are capitalized within our inventories and are not recognized as an expense until a home sale closes. As such, we incur significant cash outflows prior to the recognition of revenues and the related cost of sales.
In later stages of the life cycle of a community, cash inflows could significantly exceed our results of operations, as the cash outflows associated with land purchase and home construction and other expenses were previously incurred.
We actively enter into finished lot option contracts by placing deposits with land sellers or land bankers based on the aggregate purchase price of the finished lots. When entering into these contracts, we also agree to purchase finished lots at predetermined prices, time frames, and quantities that match our expected selling pace in the communities. We also enter into land development arrangements with land sellers, land developers and land bankers. Furthermore, to satisfy performance-related obligations in connection with certain land option agreements, we enter into surety bonds and letters of credit arrangements. Refer to “—Off-Balance Sheet Arrangements” for additional information.
Our lot deposits are generally 100% applicable to the lot purchase price. In these transactions, we also incur lot option fees on the outstanding capital balance held by the land banker. The initial investment and lot option fees require us to have the ability to allocate liquidity resources to projects that will not generate cash inflows or operating income in the near term.

Table Contents
The above cash and land-light strategies allow us to maintain an adequate lot supply in our existing markets and support ongoing growth and profitability. We continue to operate in geographic regions with consistent increases in demand for new homes and constrained lot and inventory supply compared to population and job growth trends. We intend to continue to reinvest our earnings into our business and focus on expanding our operations. In addition, as the opportunity to purchase finished lots in desired locations becomes increasingly more limited and competitive, we are committed to allocating additional liquidity to land bank deposits on land development projects, as this strategy mitigates the risks associated with holding undeveloped land on our balance sheet, while allowing us to control adequate lot supply in our key markets to support forecasted growth. As of December 31, 2024 and 2023, our lot deposits related to finished lot option contracts and land bank option contracts were $458 million and $247 million, respectively.
We continue to evaluate our overall capital structure and explore options to strengthen our balance sheet. We will remain opportunistic while assessing available capital in the debt and equity markets.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash (used in)/provided by operating activities	$(256,648)	$374,234	$(27,623)
Net cash used in investing activities	(221,672)	(4,484)	(5,524)
Net cash provided by/(used in) financing activities	269,689	(216,424)	146,955
Net cash used in operating activities was $257 million for the year ended December 31, 2024, compared to $374 million of net cash provided by operating activities for the year ended December 31, 2023. The change in net cash (used in)/provided by operating activities was primarily driven by higher lot deposits of $240 million, the $189 million increase of mortgage loans held for sale resulting from the Jet HomeLoans acquisition on July 1, 2024, higher increases in inventories in 2024 of $86 million as a result of higher construction starts and lot purchases and lower customer deposit activity in 2024. All of these changes are inclusive of the impact of acquisitions related to Crescent Homes and Jet HomeLoans.
Net cash used in investing activities was $222 million for the year ended December 31, 2024, compared to $4 million of net cash used in investing activities for the year ended December 31, 2023, primarily attributable to the acquisition of Crescent Homes on February 1, 2024 for a purchase price of $210 million, of which $188 million was paid during the year ended December 31, 2024, partially offset by net cash acquired of $10 million from the Jet HomeLoans acquisition, which was in excess of $9 million of cash consideration paid for the transaction. To a lesser extent, the change was also driven by $14 million in cash paid for the purchase of an aircraft for corporate use and $11 million in deposits placed for our pending acquisitions.
Net cash provided by financing activities was $270 million for the year ended December 31, 2024, as compared to $216 million of net cash used in financing activities for the year ended December 31, 2023. The change in net cash provided by/(used in) financing activities was primarily attributable to net proceeds from our homebuilding debt of $171 million during the year ended December 31, 2024 used to release housing starts and purchase lots for our homebuilding operations, compared to $136 million of net homebuilding debt repayments during the year ended December 31, 2023. Additionally, there were $180 million of net proceeds from the mortgage warehouse facilities during the year ended December 31, 2024 resulting from the Jet HomeLoans acquisition.
Refer to the Form 10-K for the year ended December 31, 2023 filed on February 29, 2024 for the cash flows and related discussion for December 31, 2023 compared to year ended December 31, 2022.
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

Table Contents
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

As of December 31, 2024 and 2023, the outstanding balance under the Credit Agreement was $700 million and $530 million, respectively. Under the Credit Agreement, the funds available are unsecured and availability under the borrowing base is calculated based on specific advance rates for each of finished lots, construction in process homes, and finished homes inventory on the Consolidated Balance Sheets, and reduced for any outstanding unsecured indebtedness permitted under the Credit Agreement, including the 2028 Notes.

The Company had capitalized debt issuance costs related to construction lines of credit, net of amortization, of $10 million and $7 million as of December 31, 2024 and 2023, respectively, which were included in other assets on the Consolidated Balance Sheets.
Debt issuance costs related to the 2028 Notes and the Credit Agreement that are recorded to capitalized interest are expensed in cost of sales as the homes close.
The Company was in compliance with all debt covenants as of December 31, 2024 and 2023. The Company expects to remain in compliance with all debt covenants over the next 12 months. Refer to Note 3, Debt, to the consolidated financial statements for more information on covenants in the Credit Agreement.

Table Contents
Contingent Consideration
Based on the terms of the purchase agreement, at the time of an acquisition, the Company may record a contingent consideration liability based on the expected fair value of any future earn out payments due to the acquiree for a typical period of up to five years post-acquisition. This liability is remeasured to fair value quarterly and the adjustment is recorded in contingent consideration revaluation in the Consolidated Statements of Comprehensive Income. As of December 31, 2024, the contingent consideration liability totaled $68 million, with the entire amount expected to be payable within 12 months. Further information regarding our contingent consideration liability is provided in Note 1, Nature of Business and Significant Accounting Policies to our consolidated financial statements.
Leases
The Company has operating leases primarily associated with office space that is used by divisions outside of the Jacksonville area, model home sale-leasebacks and a corporate office building sale-leaseback. The Company also has finance leases for corporate office furniture. As of December 31, 2024, the future minimum lease payments required under these leases totaled $21 million, with $6 million payable within 12 months. Further information regarding our leases is provided in Note 7, Commitments and Contingencies to our consolidated financial statements.
Series B Preferred Units
On August 31, 2023, the Company redeemed all of its previously outstanding Series B preferred units. The Company made an aggregate cash payment to the Series B holders of $11 million, which included $7 million in principal plus cumulative undistributed earnings, less a negotiated discount on that date. Following the redemption, no Series B preferred units remain outstanding. Refer to Note 12, Equity to the consolidated financial statements for disclosure related to the redemption.
Redeemable Noncontrolling Interest
Based on the terms of the purchase agreement, at the time of an acquisition, we may issue redeemable noncontrolling interest. Redeemable noncontrolling interest is reported within mezzanine equity on the Company’s Consolidated Balance Sheets at the greater of the initial carrying amount (its fair value on the acquisition date) adjusted for the noncontrolling interest’s share of net income (loss) or its redemption value. After achieving the minimum earnings threshold, the amount of net and comprehensive income that is attributable to the redeemable noncontrolling interest will be presented within net and comprehensive income attributable to noncontrolling interests on the Consolidated Statements of Comprehensive Income. As of December 31, 2024, the redeemable noncontrolling interest totaled $21 million, of which no amount was redeemable within 12 months. Refer to Note 1, Nature of Business and Significant Accounting Policies to our consolidated financial statements for more information.
Redeemable Preferred Stock
On September 29, 2021, we sold 150,000 shares of newly-created redeemable preferred stock with an initial liquidation preference of $1,000 per share and a par value $0.01 per share, for an aggregate purchase price of $150 million. We used the proceeds from the sale of the redeemable preferred stock to partially fund the MHI acquisition and for general corporate purposes. Pursuant to the Certificate of Designations, the redeemable preferred stock ranks senior to the Class A and B common stock with respect to dividends and distributions on liquidation, winding-up and dissolution. Accordingly, upon a liquidation, dissolution or winding up of the Company, each share of redeemable preferred stock is entitled to receive the initial liquidation preference of $1,000 per share, subject to adjustment, plus all accrued and unpaid dividends thereon.
Refer to Note 12, Equity to the consolidated financial statements for additional terms of the redeemable preferred stock.

Table Contents
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
As of December 31, 2024 and 2023, we had outstanding surety bonds of $298 million and $195 million, respectively, and outstanding letters of credit of $21 million and $1 million, respectively. We believe we will fulfill our obligations under the related arrangements and do not anticipate any material losses under these surety bonds and letters of credit.
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
Revenue Recognition
We recognize homebuilding revenue in two ways in accordance with Accounting Standards Codification (“ASC”) Topic 606. This includes revenues from home sales with respect to homes that we construct on homesites to which we own title that are recorded at the time each home sale is closed and title and possession are transferred to the buyer, or upon delivery of homes sold to third-party investors intending to lease the homes, as well as revenues from home sales in which the buyer or third-party investor retains title to the homesites while we build the homes that are recognized based on the percentage of completion of the home construction, which is measured on a quarterly basis. We determine the percentage of completion based on the number of days of construction completed to the total estimated number of days to construct the home.
Inventories and Homebuilding Cost of Sales
Inventories include the cost of direct land acquisition, land development, construction, capitalized interest, lot option fees, real estate taxes and direct overhead costs incurred related to land acquisition and development and home construction. Indirect overhead costs are charged to selling, general and administrative expense as incurred.
Land and development costs are typically allocated to individual residential lots on a pro rata basis based on the number of lots in the development, and the costs of residential lots are transferred to construction work in progress when home construction begins. The carry cost for land and development, recognized in homebuilding cost of sales as homes close, is impacted by our ability to estimate the timing to completion for land development deals and expected sales pace.

Table Contents
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
Business Combinations and Valuation of Contingent Consideration
The Company accounts for business combinations using the acquisition method. Under ASC Topic 805 a business combination occurs when an entity obtains control of a “business.” The Company determines whether or not the gross assets acquired meet the definition of a business. If they meet this criteria, the Company accounts for the transaction as a stock purchase. If they do not meet this criteria the transaction is accounted for as an asset purchase. The consideration transferred in the acquisition is generally measured at fair value, as are the identifiable net assets acquired. Any goodwill that arises is tested annually for impairment. Any gain on a bargain purchase is recognized in profit or loss immediately. Transaction costs are expensed as incurred, except if related to the issuance of debt or equity securities. Any contingent consideration is measured at fair value at the date of acquisition and is based on expected cash flows of the acquisition target discounted over time using an observable market discount rate. The Company generally utilizes outside valuation experts to determine the amount of contingent consideration. Contingent consideration is remeasured at fair value at each reporting date and subsequent changes in the fair value of the contingent consideration are recognized in other income or other expense in the Consolidated Statements of Comprehensive Income.
Recent Accounting Pronouncements
Refer to Note 1, Nature of Business and Significant Accounting Policies to our consolidated financial statements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our operations are interest-rate sensitive. As overall housing demand is adversely affected by increases in interest rates, a significant increase in interest rates may negatively affect the ability of homebuyers to secure adequate financing. Higher interest rates would adversely affect our revenues, gross margins and net income.
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

Table Contents
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
Our wholly owned mortgage banking business, Jet HomeLoans, is exposed to interest rate risk as it relates to its lending activities. Jet HomeLoans underwrites and originates mortgage loans, which are sold through either optional or mandatory forward delivery contracts into the secondary markets. The loan portfolio of Jet HomeLoans is held for sale and subject to forward sale commitments. The Company enters into interest rate lock commitments (“IRLCs”) when originating mortgage loans with customers who have applied for a loan and meet certain credit and underwriting criteria. The fair value of IRLCs change based on changes in market and interest rate risk. Jet HomeLoans also sells all of its mortgages held for sale on a servicing released basis.

Table Contents
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Dream Finders Homes, Inc. and Subsidiaries

Table Contents
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Dream Finders Homes, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Dream Finders Homes, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Crescent Ventures, LLC (Crescent Homes) and Jet HomeLoans, LLC (Jet HomeLoans) from its assessment of internal control over financial reporting as of December 31, 2024, because they were acquired by the Company in 2024. We have also excluded Crescent Homes and Jet HomeLoans from our audit of internal control over financial reporting. Crescent Homes and Jet HomeLoans are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 9% and 10% of total assets, respectively and approximately 11% and 1% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.
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

Table Contents
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
Valuation of Contingent Consideration related to the McGuyer Homebuilders, Inc. Acquisition
As described in Notes 1 and 2, in connection with applicable business combinations, the Company records the fair value of contingent consideration as a liability as of the acquisition date as prescribed by the underlying agreement. The initial measurement of contingent consideration is based on projected cash flows such as revenues, homebuilding gross margin, overhead expenses and pre-tax income of the acquired business and is discounted to present value using the discounted cash flow method. The remaining estimated contingent consideration payments are subsequently remeasured to fair value as of each reporting date based on actual pre-tax income results achieved, estimated future earnings of the acquired entities and the re-assessment of risk-adjusted discount rates that reflect current market conditions. As of December 31, 2024, the Company remeasured the fair value of contingent consideration related to the 2021 acquisition of McGuyer Homebuilders, Inc. (“MHI”) and adjusted the liability to $68.0 million based on actual results achieved, revised pre-tax income forecasts and revised discount rates as of the balance sheet date and from accretion of the liability.
The principal considerations for our determination that performing procedures relating to the valuation of contingent consideration related to the McGuyer Homebuilders, Inc. acquisition is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the contingent consideration relating to the McGuyer Homebuilders, Inc. acquisition in connection with the December 31, 2024 remeasurement and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenues, homebuilding gross margin, overhead expenses, and pre-tax income.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of the contingent consideration, including controls over the projected revenues, homebuilding gross margin, overhead expenses and pre-tax income applied in the McGuyer Homebuilders, Inc. contingent consideration valuation calculation. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of contingent consideration in connection with the December 31, 2024 remeasurement, (ii) evaluating the appropriateness of the discounted cash flow method, (iii) testing the completeness and accuracy of data used in the discounted cash flow method, and (iv) evaluating the reasonableness of management’s significant assumptions related to projected revenues, homebuilding gross margin, overhead expenses, and pre-tax income, which involved considering the past performance of the acquired business, as well as economic and industry forecasts.

/s/ PricewaterhouseCoopers LLP
Jacksonville, Florida
February 25, 2025
We have served as the Company’s auditor since 2019, which includes periods before the Company became subject to SEC reporting requirements.

Table Contents
DREAM FINDERS HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$274,384	$494,145
Restricted cash	65,441	54,311
Accounts receivable	34,126	30,874
Inventories	1,715,357	1,440,249
Lot deposits	458,303	247,207
Other assets	122,391	80,759
Investments in unconsolidated entities	11,454	15,364
Mortgage loans held for sale	303,393	—
Property and equipment, net	26,317	7,043
Right-of-use assets	17,172	20,280
Goodwill	300,313	172,207
Total assets	$3,328,651	$2,562,439

Liabilities
Accounts payable	$147,143	$134,115
Accrued expenses	263,317	207,389
Customer deposits	125,601	172,574
Construction lines of credit	701,386	530,384
Senior unsecured notes, net	295,049	293,918
Mortgage warehouse facilities	289,617	—
Lease liabilities	18,148	21,114
Contingent consideration	68,030	116,795
Total liabilities	1,908,291	1,476,289
Commitments and contingencies (Note 7)
Mezzanine Equity
Redeemable preferred stock	148,500	148,500
Redeemable noncontrolling interest	21,451	—
Equity
Class A common stock, $0.01 per share; 289,000,000 authorized, 36,002,077 and 32,882,124 issued as of December 31, 2024 and 2023, respectively	360	329
Class B common stock, $0.01 per share; 61,000,000 authorized, 57,726,153 and 60,226,153 issued as of December 31, 2024 and 2023, respectively	577	602
Additional paid-in capital	281,559	275,241
Retained earnings	970,253	648,412
Treasury stock, at cost, 291,229 shares and no shares of Class A common stock as of December 31, 2024 and 2023, respectively	(7,827)	—
Total Dream Finders Homes, Inc. stockholders’ equity	1,244,922	924,584
Noncontrolling interests	5,487	13,066
Total equity	1,250,409	937,650
Total liabilities, mezzanine equity and equity	$3,328,651	$2,562,439
The accompanying notes are an integral part of these consolidated financial statements.

Table Contents
DREAM FINDERS HOMES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share and share amounts)

	Year Ended December 31,
	2024	2023	2022

Revenues:
Homebuilding	$4,397,877	$3,738,888	$3,334,559
Financial services	53,729	9,698	7,776
Total revenues	4,451,606	3,748,586	3,342,335
Homebuilding cost of sales	3,591,483	3,011,813	2,722,139
Financial services expense	31,540	5,727	4,975
Selling, general and administrative expense	395,751	303,068	266,065
Income from unconsolidated entities	(10,567)	(18,075)	(16,122)
Contingent consideration revaluation	13,939	46,590	11,053
Other income, net	(8,394)	(4,962)	(1,931)
Income before taxes	437,854	404,425	356,156
Income tax expense	(97,272)	(96,483)	(81,859)
Net and comprehensive income	340,582	307,942	274,297
Net and comprehensive income attributable to noncontrolling interests	(5,241)	(12,042)	(11,984)
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$335,341	$295,900	$262,313
Earnings per share
Basic	$3.44	$3.03	$2.67
Diluted	$3.34	$2.79	$2.45
Weighted-average number of shares
Basic	93,507,905	93,066,564	92,745,781
Diluted	100,297,139	106,027,548	106,691,248
The accompanying notes are an integral part of these consolidated financial statements.

Table Contents
DREAM FINDERS HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share amounts)

	Dream Finders Homes, Inc. Stockholders' Equity
	Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity	Redeemable Preferred Stock		Redeemable Noncontrolling Interest
	Shares Outstanding	Amount	Shares Outstanding	Amount						Shares	Amount
Balance as of December 31, 2021	32,295,329	$323	60,226,153	$602	$257,963	$118,194	$—	$24,081	$401,163	157,143	$155,220	$—
Stock-based compensation	238,554	2	—	—	6,794	—	—	—	6,796	—	—	—
Distributions	—	—	—	—	—	—	—	(23,095)	(23,095)	—	—	—
Preferred stock dividends declared	—	—	—	—	—	(13,688)	—	—	(13,688)	—	—	—
Net and comprehensive income	—	—	—	—	—	261,488	—	11,984	273,472	—	825	—
Balance as of December 31, 2022	32,533,883	$325	60,226,153	$602	$264,757	$365,994	$—	$12,970	$644,648	157,143	$156,045	$—
Stock-based compensation	—	—	—	—	14,098	—	—	—	14,098	—	—	—
Vesting of stock-based compensation	371,841	4	—	—	(4)	—	—	—	—	—	—	—
Withholding of common stock for taxes	(23,600)	—	—	—	(322)	—	—	—	(322)	—	—	—
Distributions	—	—	—	—	—	—	—	(11,946)	(11,946)	—	—	—
Redemption of Series B preferred units	—	—	—	—	(3,288)	343	—	—	(2,945)	(7,143)	(8,132)	—
Preferred stock dividends declared	—	—	—	—	—	(13,238)	—	—	(13,238)	—	—	—
Net and comprehensive income	—	—	—	—	—	295,313	—	12,042	307,355	—	587	—
Balance as of December 31, 2023	32,882,124	$329	60,226,153	$602	$275,241	$648,412	$—	$13,066	$937,650	150,000	$148,500	$—
Stock-based compensation	—	—	—	—	18,788	—	—	—	18,788	—	—	—
Vesting of stock-based compensation	952,669	9	—	—	(9)	—	—	—	—	—	—	—
Withholding of common stock for taxes	(332,716)	(3)	—	—	(12,461)	—	—	—	(12,464)	—	—	—
Class B common stock exchanged for Class A common stock	2,500,000	25	(2,500,000)	(25)	—	—	—	—	—	—	—	—
Repurchases of common stock	(291,229)	—	—	—	—	—	(7,827)	—	(7,827)	—	—	—
Distributions	—	—	—	—	—	—	—	(12,820)	(12,820)	—	—	—
Preferred stock dividends declared	—	—	—	—	—	(13,500)	—	—	(13,500)	—	—	—
Noncontrolling interest issued in business combination	—		—	—	—	—	—		—	—	—	21,451
Net and comprehensive income	—	—	—	—	—	335,341	—	5,241	340,582	—	—	—
Balance as of December 31, 2024	35,710,848	$360	57,726,153	$577	$281,559	$970,253	$(7,827)	$5,487	$1,250,409	150,000	$148,500	$21,451
The accompanying notes are an integral part of these consolidated financial statements.

Table Contents
DREAM FINDERS HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net and comprehensive income	$340,582	$307,942	$274,297
Adjustments to reconcile net and comprehensive income to net cash (used in)/provided by operating activities
Depreciation and amortization	10,227	10,651	11,252
Amortization of lease right-of-use assets	6,988	7,245	5,839
Stock-based compensation	18,788	14,098	6,796
Deferred income tax benefit	(14,124)	(22,345)	(294)
Contingent consideration revaluation	13,939	46,590	11,053
Payments of contingent consideration	(34,872)	(12,331)	(4,461)
Other, net	(2,758)	(1,342)	2,001
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	(2,634)	12,616	(11,850)
Inventories	(148,019)	(61,623)	(311,523)
Lot deposits	(209,486)	30,051	(35,852)
Other assets	(25,603)	(1)	(2,868)
Mortgage loans held for sale	(188,662)	—	—
Accounts payable and accrued expenses	41,629	22,750	65,748
Customer deposits	(55,777)	26,921	(32,031)
Lease liabilities	(6,866)	(6,988)	(5,730)
Net cash (used in)/provided by operating activities	(256,648)	374,234	(27,623)
Cash flows from investing activities
Purchase of property and equipment	(25,345)	(4,781)	(5,545)
Proceeds from disposal of property and equipment	32	367	152
Investments in unconsolidated entities	(8,117)	(300)	(300)
Return of investments from unconsolidated entities	884	230	449
Payments for acquisitions, net of cash acquired	(178,123)	—	(280)
Deposits on pending acquisitions	(11,003)	—	—
Net cash used in investing activities	(221,672)	(4,484)	(5,524)
Cash flows from financing activities
Proceeds from senior unsecured notes	—	300,000	—
Proceeds from construction lines of credit	861,386	5,410,000	11,023,077
Repayments on construction lines of credit	(690,384)	(5,845,864)	(10,820,121)
Proceeds from mortgage warehouse facilities	1,272,536	—	—
Repayments on mortgage warehouse facilities	(1,092,063)	—	—
Payments of debt issuance costs	(7,343)	(11,385)	(5,539)
Redemption of Series B preferred units	—	(11,077)	—
Payments of preferred stock dividends	(13,500)	(13,238)	(13,688)
Payments for common stock withheld for taxes	(12,464)	(322)	—
Repurchases of common stock	(7,827)	—	—
Distributions to noncontrolling interests	(12,820)	(11,946)	(23,095)
Payments of contingent consideration	(27,832)	(32,592)	(13,679)
Net cash provided by/(used in) financing activities	269,689	(216,424)	146,955

Net decrease in cash, cash equivalents and restricted cash	(208,631)	153,326	113,808
Cash, cash equivalents and restricted cash at beginning of period	548,456	395,130	281,322
Cash, cash equivalents and restricted cash at end of period	$339,825	$548,456	$395,130
The accompanying notes are an integral part of these consolidated financial statements.

Table Contents
DREAM FINDERS HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$274,384	$494,145	$364,531
Restricted cash	65,441	54,311	30,599
Total cash, cash equivalents and restricted cash	$339,825	$548,456	$395,130

Supplemental disclosures of cash payments:
Cash paid for interest	$199,183	$80,111	$105,224
Cash paid for income taxes, net of refunds(1)	$127,547	$81,320	$47,935

Supplemental disclosures of noncash activities:
Noncash investing activities
Noncontrolling interest issued in business combination	$21,451	$—	$—
Accrued cash consideration for business combination	22,406	—	—
Noncash financing activities
Contingent consideration	—	—	(1,841)
Total noncash investing and financing activities	$43,857	$—	$(1,841)
(1)Includes purchased tax credits of $12 million for the year ended December 31, 2024. Subsequently, in January 2025, the Company purchased approximately $37 million in tax credits related to 2024 income tax expense.
The accompanying notes are an integral part of these consolidated financial statements.

Table Contents
DREAM FINDERS HOMES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Business and Significant Accounting Policies
Nature of Business
Dream Finders Homes, Inc., a Delaware corporation incorporated in 2020, (together with its subsidiaries, “Dream Finders”, “DFH, Inc.”, or the “Company”) designs, builds and sells homes in markets throughout the United States. The Company also provides title insurance and mortgage banking solutions through its wholly owned subsidiaries, Golden Dog Title & Trust (“DF Title”) and Jet HomeLoans, LLC (“Jet HomeLoans”).
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and instructions to Form 10-K and Regulation S-X. The consolidated financial statements include the accounts of DFH, Inc., its wholly owned subsidiaries and any investments that may qualify for consolidation treatment. The noncontrolling interests represent equity interests held by others in certain of the Company’s subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. There are no other components of comprehensive income not already reflected in net and comprehensive income on the Consolidated Statements of Comprehensive Income.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period.
Reclassifications
Certain reclassifications have been made in the prior period consolidated financial statements to conform to 2024 presentation.
Cash and Cash Equivalents and Concentration Risk
Cash and cash equivalents consist of highly liquid instruments, with original maturities of three months or less. Cash and cash equivalents include cash proceeds from home closings in-transit from or held by third-party title company escrow accounts for the benefit of the Company, typically for less than five days.
At various times throughout the year, the Company may have cash deposited with financial institutions that exceed the federally insured deposit amount. The Company has entered into insured cash sweep account agreements that protect material deposit balances with certain financial institutions. In addition, management reviews the financial viability of these financial institutions on a periodic basis and does not anticipate that any potential nonperformance by the financial institutions would have a material impact on the Company’s results of operations or cash flows.
Restricted Cash
Restricted cash represents funds held in accounts that are restricted for specific purposes, primarily related to escrow monies held in title companies.
Inventories and Homebuilding Cost of Sales
Inventories include the costs of direct land acquisition, land development, construction, capitalized interest on qualifying assets, lot option fees, real estate taxes and direct overhead costs incurred related to land acquisition and development, home construction, and sales commissions. Indirect overhead costs are charged to selling, general, and administrative expense (“SG&A”) on the Consolidated Statements of Comprehensive Income as incurred.

Table Contents
Land and development costs are typically allocated to individual residential lots on a pro rata basis based on the number of lots in the development. Homebuilding cost of sales for homes closed includes the specific construction costs of each home and all applicable land acquisition, land development and related costs allocated to each residential lot, as well as interest and sales commissions.
The costs of residential lots are transferred to construction in process when home construction begins and are either expensed on a specific identification basis when the home is delivered or are expensed over time, depending on the applicable revenue recognition scenario. Refer to “— Homebuilding Revenue Recognition” for more information.
Inventories are carried at the lower of accumulated cost or net realizable value. The Company reviews the performance and outlook of its inventories for indicators of potential impairment at the community level on a quarterly basis. In addition to considering market and economic conditions, the Company assesses current sales absorption levels and recent profitability. The Company looks for instances where sales prices for homes in backlog or potential sales prices for future sold homes (expected undiscounted future cash flows) would be at a level at which the carrying value of the home may not be recoverable. Recoverability is measured by comparing the expected undiscounted future cash flows of the inventory to its carrying amount. Inventory impairment charges are included in SG&A on the Consolidated Statements of Comprehensive Income. There were no impairment charges recorded for the year ended December 31, 2024, and $2.0 million and $1.8 million in inventory impairment charges recorded for the years ended December 31, 2023 and 2022, respectively.
Lot Deposits
Lot deposits represent amounts paid by the Company to secure the ability to acquire finished lots or land for development through an option contract. The contracts provide for a due diligence period, during which the deposit is refundable. After this period, the deposit may be partially or completely forfeited should the Company decide not to proceed. The Company reviews lot deposits for impairment on a quarterly basis and will record an impairment charge if it believes it will forfeit its deposit on an individual or portfolio of lots. Impairment charges are included in SG&A on the Consolidated Statements of Comprehensive Income. There were impairment charges of $1.5 million, $3.3 million and $3.0 million for lot deposits recorded for the years ended December 31, 2024, 2023 and 2022, respectively.
Mortgage Loans Held for Sale and Financial Services Revenue Recognition
Mortgage loans held for sale are carried at fair value under the fair value option, with changes in fair value recorded in financial services revenues on the Consolidated Statement of Comprehensive Income. Management believes that carrying the mortgage loans held for sale at fair value and the derivative instruments used to economically hedge them enhances financial reporting by reducing volatility in reported earnings. The fair value of mortgage loans held for sale is determined by forward sale commitments with investors that are entered into simultaneously when the loan is locked with the borrower. Mortgage loans held for sale are generally sold within 30-60 days of origination. Net gains and losses from the sale of mortgage loans held for sale are recognized based upon the difference between the sales proceeds and carrying value of the related loans and are recorded in financial services revenues on the Consolidated Statement of Comprehensive Income.
The Company enters into interest rate lock commitments (“IRLCs”) when originating mortgage loans with customers who have applied for a loan and meet certain credit and underwriting criteria. The IRLCs, which may either be derivative assets or derivative liabilities based on changes in market and interest rate risk, are carried at fair value within other assets on the Company’s Consolidated Balance Sheets. Changes in fair value of these instruments, as well as any gains or losses upon settlement, are reflected in financial services revenues on the Consolidated Statement of Comprehensive Income.

Table Contents
Variable Interest Entities and Investments in Unconsolidated Entities
The Company holds investments in certain limited liability companies and similar entities that conduct land acquisition, land development and/or other homebuilding activities in various markets where its homebuilding operations are located, which are considered variable interests. Additionally, in the ordinary course of business, the Company enters into option contracts with third-party land bank entities and certain unconsolidated entities for the ability to acquire rights to finished lots for the construction of homes. Pursuant to ASC Topic 810 and subtopics related to the consolidation of variable interest entities (“VIEs”), management analyzes the Company’s investments in these entities first under the variable interest model to determine if they are VIEs and, if so, whether the Company is the primary beneficiary. Management determines whether the Company is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion if changes to the Company’s involvement arise. To make this determination, management considers factors such as whether the Company could direct finance, determine or limit the scope of the entity, sell or transfer property, direct development or direct other operating decisions. The primary beneficiary is defined as the entity having both of the following characteristics: (1) the power to direct the activities that most significantly impact the VIE’s performance, and (2) the obligation to absorb losses and rights to receive the returns from the VIE that would be potentially significant to the VIE. Management consolidates the entity if the Company is the primary beneficiary or if a standalone primary beneficiary does not exist and the Company and its related parties collectively meet the definition of a primary beneficiary. If the investment does not qualify as a VIE under the variable interest model, management then evaluates the entity under the voting interest model to assess if consolidation is appropriate.
Investments for which the Company is not identified as the primary beneficiary, but the Company has significant influence, are accounted for under the equity method. Investments for which the Company does not have significant or any influence are recorded at cost. Equity method investments and investments recorded at cost are classified as investments in unconsolidated entities on the Consolidated Balance Sheets. Earnings (losses) from the Company’s investments in unconsolidated entities are reported net on the Consolidated Statements of Comprehensive Income. For equity method investments, the Company shares in the earnings (losses) of these unconsolidated entities generally in accordance with its respective equity interests. The Company evaluates its investments in unconsolidated entities for impairment when indicators suggest that the carrying value of the investment is impaired for more than a temporary period.
For distributions received from its investments, the Company has elected to use the cumulative earnings approach for the Consolidated Statements of Cash Flows. Distributions up to the amount of cumulative equity in earnings recognized are treated as returns on investment within operating cash flows and those in excess of that amount represent returns of investments included within investing cash flows. When applicable dividends are declared for the Company’s investments at cost, the Company records them as income from unconsolidated entities on the Consolidated Statements of Comprehensive Income.
The carrying amounts of the Company’s investments in unconsolidated entities, other than the lot option contracts discussed below, were $11.5 million and $15.4 million as of December 31, 2024 and 2023, respectively. The Company’s maximum exposure to loss is limited to its investment in the entities because the Company is not obligated to provide them with any additional capital and does not guarantee any of their debt or other liabilities.
Under the aforementioned lot option contracts, the Company typically makes a specified earnest money deposit in consideration for the right to purchase finished lots in the future, usually at a predetermined price. The Company concluded that it is not the primary beneficiary of the land bank entities with which it enters into lot option contracts and therefore the Company does not consolidate any of these entities. The Company’s risk of loss related to finished lot option and land bank option deposits and related fees was $551.9 million and $328.0 million as of December 31, 2024 and 2023, respectively.

Table Contents
Goodwill
Goodwill represents the excess of purchase price over the fair value of the assets acquired less the liabilities assumed in a business combination. Refer to Note 2, Acquisitions, for details on recent acquisitions. The Company tests for impairment at least annually as of October 1, but the Company tests for impairment more frequently if a triggering event occurs. This test assesses qualitative factors to determine if it is more likely than not that the fair value of the reporting units is less than their carrying value. These qualitative factors include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall performance of the reporting unit and other entity and reporting unit specific events. If the qualitative assessment indicates a stable fair value, no further testing is required. However, if the qualitative assessment indicates that the fair value of a reporting unit has declined past its carrying value, the Company will then calculate the fair value of the reporting unit based on discounted future cash flows. An impairment loss is recorded if this assessment concludes that the fair value of the reporting unit is less than its measurement date carrying value. The Company completed its most recent goodwill impairment test as of October 1, 2024 and determined that the fair value of each of the reporting units was not less than carrying value. No goodwill impairment was recognized during the years ended December 31, 2024, 2023 or 2022.
Intangible Assets
The Company has intangible assets that consist of trade names that are recorded in connection with acquisitions at their fair value based on the results of valuation analyses. Trademarks acquired in business combinations are generally valued using the relief-from-royalty method, which is a Level 3-type measurement. Trademarks with finite lives are amortized over no more than five-year periods. Intangible assets are subject to impairment testing whenever events or conditions suggest that the asset's carrying amount may not be recoverable.
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
Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Asset Class	Useful Life Years
Furniture and fixtures	2-7
Office equipment and software	1-4
Aircraft and other vehicles	5
Buildings	39
Business Combinations, Contingent Consideration and Redeemable Noncontrolling Interest
Business combinations are evaluated and accounted for in accordance with guidance set forth in ASC Topic 805. Once a business combination has been identified, all material assets and liabilities of the business are recognized at fair value as of the acquisition date. Any residual amount remaining of the purchase price in excess of the fair value of the net assets is recognized as goodwill.
In connection with applicable business combinations, the Company records the fair value of contingent consideration as a liability as of the acquisition date as prescribed by the underlying agreement. The initial measurement of contingent consideration is based on projected cash flows such as revenues, homebuilding gross margin, overhead expenses and pre-tax income of the acquired business and is discounted to present value using the discounted cash flow method. The remaining estimated contingent consideration payments are subsequently remeasured to fair value as of each reporting date based on actual pre-tax income results achieved, estimated future earnings of the acquired entities and the re-assessment of risk-adjusted discount rates that reflect current market conditions. The adjustments made as a result of the remeasurements at each reporting date are included in contingent consideration revaluation on the Consolidated Statements of Comprehensive Income.

Table Contents
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
For certain business combinations, the agreements may include certain put and call options that, upon the occurrence of certain events, are not solely in the control of the Company. As a result, a noncontrolling interest is redeemable and reported within mezzanine equity on the Company’s Consolidated Balance Sheets at the greater of the initial carrying amount (its fair value on the acquisition date) adjusted for the noncontrolling interest’s share of net income (loss) or its redemption value. After achieving the minimum earnings threshold, the amount of net and comprehensive income that is attributable to the redeemable noncontrolling interest will be presented within net and comprehensive income attributable to noncontrolling interests on the Consolidated Statements of Comprehensive Income.
Warranty Reserves
The Company provides a limited warranty for its homes for a period of one year. The Company’s standard warranty requires the Company or its subcontractors to repair or replace defective construction during such warranty period at no cost to the homebuyer. The Company also provides warranties covering structural systems for eight to ten years from the time of closing. The Company establishes warranty reserves to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to its homebuilding business.
At the time a home is sold, the Company records an estimate of warranty expense based on historical warranty costs and the most likely current cost of corrective action. An analysis of the warranty reserve is performed quarterly to ensure adequacy of the reserve. With the assistance of an actuary, the Company also estimates reserves for the structural warranty based on the number of homes under warranty, historical data and geographic trends. The warranty reserve is classified on the Consolidated Balance Sheets as an accrued expense. Refer to Note 6, Warranty Reserves for additional information.
Debt Issuance Costs
Debt issuance costs that are recorded to capitalized interest are amortized to interest expense over the estimated economic life of the underlying debt instrument using the straight-line method, which approximates the effective interest method. Debt issuance costs related to our revolving credit facility and senior unsecured notes discussed in Note 3, Debt are recorded to capitalized interest within inventories on the Consolidated Balance Sheets and are subsequently expensed in homebuilding cost of sales as the homes close.
Homebuilding Revenue Recognition
Homebuilding revenues consist primarily of home sales recognized in accordance with ASC Topic 606. Home sale transactions are made pursuant to contracts under which the Company typically has a single performance obligation to deliver a completed home to the homebuyer when closing conditions are met. The Company generally determines the selling price per home based on the expected cost-plus margin. The Company has performed an assessment and its contracts do not contain significant financing terms. A large portion of the Company’s contracts with customers and the related performance obligations have an original expected duration of one year or less. For the majority of contracts, performance obligations are satisfied and revenue is recognized at the point in time when control of the asset is transferred to the customer, which is generally when title to and possession of the home and the risks and rewards of ownership are transferred to the homebuyer on the closing date.

Table Contents
Under home sale contracts, the Company typically receives an initial cash deposit from the homebuyer, known as as customer deposit, at the time the sales contract is executed and receives the remaining consideration to which the Company is entitled, through an escrow agent, at closing. When the cash is received, customer deposits are recorded on the Company’s Consolidated Balance Sheets, representing a contract liability. Customer deposits are applied against the final settlement due at the home closing. In the event of contract cancellation, the customer deposit is contractually forfeited and recognized as homebuilding revenue. Sales incentives in the form of price concessions on the selling price of a home are recorded as a reduction of revenues. The cost of sales incentives in the form of free or discounted products or services provided to homebuyers, including option upgrades, are reflected in homebuilding cost of sales because such incentives are identified in home sale contracts with homebuyers as an intrinsic part of the Company’s single performance obligation to deliver and transfer title to the home for the transaction price stated in the contracts.
In certain contracts, the customer controls the underlying land upon which the home is constructed. For these specific contracts, the performance obligation is satisfied over time, as the Company’s performance creates or enhances an asset that the customer controls. The Company recognizes revenue for these contracts based on the percentage of completion of the project, determined by the number of days of construction completed compared to the total estimated number of days to construct the home. Typically, the Company has two types of percentage of completion contracts. The first type is with individual customers for which the Company acts as a general contractor on land owned by the homebuyer. The second is with institutional buyers for which the Company acts as a general contractor on land owned by the institution. Individual customers generally have construction-to-permanent loans that are taken out by the customer. During the underwriting process for individual and institutional customers, a draw schedule is agreed upon by the bank, the customer, and the Company. Funds are disbursed for labor and materials that have been completed or installed. These both result in a contract asset as work is being completed prior to receiving funds. A contract liability would be recorded in cases where funds are received in excess of costs incurred. As of December 31, 2024 and 2023, the contract asset related to percentage of completion contracts was $5.2 million and $13.7 million, respectively, and is included in other assets on the Consolidated Balance Sheets. As of December 31, 2024 and 2023, the contract liability related to percentage of completion contracts was $0.5 million and $1.2 million, respectively, and is included in accrued expenses on the Consolidated Balance Sheets.
Refer to Note 9, Segment Reporting for a more detailed disaggregation of revenues by reportable segments.
Stock-Based Compensation
The Company records expense for restricted stock granted to employees in return for employee service. The cost for these awards is measured on the grant date and recognized as stock-based compensation on a straight-line basis over the employee service period, which is normally the vesting period. Forfeitures of these awards are recognized as a reduction to stock-based compensation in the period in which they occur. Stock-based compensation is included within SG&A on the Consolidated Statements of Comprehensive Income.
Income Taxes

Our deferred income tax assets and liabilities are computed for differences between the asset and liability method and financial statement amounts that will result in taxable or deductible amounts in the future. The Company computes deferred income tax balances based on enacted tax laws and applicable rates for the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized for deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. If it’s determined that the deferred tax assets will be realized for which a valuation allowance had been recorded, then the deferred tax asset allowance will be adjusted, which reduces the provision for income taxes. The Company evaluates the tax positions taken on income tax returns that remain open and positions expected to be taken on the current year tax returns to identify uncertain tax positions. Unrecognized tax benefits on uncertain tax positions are recorded on the basis of a two-step process in which (1) it is determined whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is more than 50% likely to be realized is recognized. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense on the Consolidated Statements of Comprehensive Income.

Table Contents
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU Number 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“ASU 2024-03”). ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. Annual disclosure requirements under ASU 2024-03 will become effective for the fiscal year ending December 31, 2027, and interim disclosure requirements will become effective beginning in the first quarter of 2028. The Company is currently evaluating the adoption of ASU 2024-03 on its consolidated financial statements.
In March 2024, the Securities and Exchange Commission (the “SEC”) issued its final rules aimed at standardizing climate-related disclosures. These rules require the disclosure of material climate-related risks, strategies to mitigate or adapt to these risks, governance practices overseeing such risks and the disclosure of substantial greenhouse gas emissions stemming from operations owned and controlled and/or indirectly influenced through purchased energy consumed in operations. Furthermore, the final rules require disclosures within financial statement notes concerning the impacts of severe weather events and other natural circumstances, contingent upon specified thresholds of materiality. Subsequent to the issuance of the final rules, on March 15, 2024, a federal appellate court imposed a temporary stay pending judicial review of these regulations, followed by a voluntary stay by the SEC on April 4, 2024, pending the conclusion of this review process. The initial annual disclosure requirements may require compliance as early as the year ending December 31, 2025 depending on filing status. The Company is currently evaluating the impact of these final rules on the consolidated financial statements.
In December 2023, the FASB issued ASU Number 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires more disaggregated income tax disclosures, including additional information in the rate reconciliation and additional disclosures about income taxes paid. ASU 2023-09 will become effective for the fiscal year ending December 31, 2025. Early adoption is permitted, and guidance should be applied prospectively, with an option to apply guidance retrospectively. The Company is currently evaluating the impact of the adoption of ASU 2023-09 and does not expect it to have a material effect on the consolidated financial statements.
In November 2023, the FASB issued ASU Number 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker(s) that are included within each reported measure of segment profit or loss. The guidance also expands disclosure requirements for interim periods, as well as requires disclosure of other segment items, including the title and position of the entity’s chief operations decision maker(s). ASU 2023-07 became effective for the fiscal year ended December 31, 2024, and for interim periods starting in our first quarter of 2025. The Company adopted the new standard for the annual requirements for the fiscal year ended December 31, 2024 which did not have a material effect on the consolidated financial statements. Refer to Note 9, Segment Reporting for the required additional disclosures.
2.    Acquisitions
Crescent Homes
On February 1, 2024, the Company acquired certain assets and assumed certain liabilities, comprising the majority of the homebuilding business of Crescent Ventures, LLC (“Crescent Homes” or “Crescent”) through wholly-owned DFH subsidiaries, Dream Finders Holdings, LLC, and DFH Crescent, LLC (“DFH Crescent”). This acquisition allowed the Company to expand into the markets of Charleston and Greenville, South Carolina, and Nashville, Tennessee. The cash consideration for the Crescent acquisition was $210.4 million. Payments through December 31, 2024 were made with cash on hand and proceeds from borrowings under the Company’s revolving credit facility. Additionally, as part of the consideration, the former owner of Crescent Homes received a redeemable noncontrolling interest in DFH Crescent and contractual rights to a portion of its future earnings upon exceeding a minimum earnings threshold. The purchase agreement includes put and call options relating to the noncontrolling interest that, upon the occurrence of certain events, are not solely in the control of the Company.

Table Contents
The acquisition was accounted for as a business combination under ASC Topic 805. In determining the purchase price allocation, the Company evaluated Crescent Homes’ assets acquired and liabilities assumed based on their estimated fair values as of February 1, 2024. Goodwill was recorded as the residual amount by which the purchase price plus the fair value of the noncontrolling interest exceeded the provisional fair value of the net assets acquired and is expected to be fully deductible for tax purposes. Goodwill consists primarily of expected synergies of combining operations, the acquired workforce, and growth opportunities, none of which qualify as separately identifiable intangible assets. The fair value of the redeemable noncontrolling interest, inclusive of put and call options, was determined using an income-based approach, coupled with Monte Carlo simulations, which were impacted by various inputs including projected future cash flows, discount rates and market volatility.
The consideration for the total purchase price and related purchase price allocation as of December 31, 2024 was as follows (in thousands):

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
(1)The above measurement period adjustments were recorded during the three months ended June 30, 2024. These adjustments were related to and reflect the most current provisional valuation of the post-closing balances of the acquired net assets. The purchase price was finalized on February 1, 2025.
Jet HomeLoans
On July 1, 2024, the Company acquired the remaining 40% equity interest in the previously unconsolidated mortgage banking joint venture Jet HomeLoans, which was consolidated as of that date on the Company’s consolidated financial statements. Cash consideration was $9.3 million, subject to customary post-closing adjustments. The majority of the assets acquired and liabilities assumed on July 1, 2024 included mortgage loans held for sale of $114.7 million and mortgage warehouse facilities of $109.1 million, which were reported within the Company’s Consolidated Balance Sheets as of that date. The acquisition was accounted for as an asset acquisition under ASC Topic 805.

Table Contents
Unaudited Pro Forma Information
The following unaudited pro forma consolidated results of operations are provided for illustrative purposes only and have been presented as if the Crescent and Jet HomeLoans acquisitions had occurred on January 1, 2023 (in thousands):

	Year Ended December 31,
Unaudited Pro Forma(1)	2024	2023
Total revenues	$4,502,636	$4,119,907
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$341,307	$350,974
(1)This unaudited pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had occurred on that date, nor of the results that may be obtained in the future.
For the year ended December 31, 2024, Crescent Homes contributed $469.7 million in homebuilding revenues and $67.2 million in net and comprehensive income, all of which is attributable to the Company. Crescent Homes operations are included in the Mid-Atlantic segment from the date of acquisition. Refer to Note 9, Segment Reporting for information.
For the year ended December 31, 2024, Jet HomeLoans contributed $34.8 million in financial services revenues and $21.7 million in net and comprehensive income. Following the acquisition on July 1, 2024, Jet HomeLoans’ operations continue to be included within the Financial Services segment. Refer to Note 9, Segment Reporting for information.
Contingent Consideration from Previous Business Combinations
The earnout period related to the 2020 acquisition of H&H Constructors of Fayetteville, LLC concluded in the third quarter of 2024 and final payment for the contingent consideration agreement was made in the fourth quarter of 2024 resulting in no liability or future obligations relating to this arrangement as of December 31, 2024. As of December 31, 2023, the Company remeasured the fair value of contingent consideration and adjusted the liability to $11.7 million based on actual results achieved, revised pre-tax income forecasts and revised discount rates as of the balance sheet date and from accretion of the liability. The Company recorded contingent consideration adjustments resulting in $0.9 million and $2.9 million of expense and $2.0 million of income for the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024 and 2023, the Company remeasured the fair value of contingent consideration related to the 2021 acquisition of McGuyer Homebuilders, Inc. (“MHI”) and adjusted the liability to $68.0 million and $105.1 million, respectively, based on actual results achieved, revised pre-tax income forecasts and revised discount rates as of the balance sheet date and from accretion of the liability. The Company recorded contingent consideration adjustments resulting in expense of $13.0 million, $43.3 million and $12.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there were 9 months remaining under the contingent consideration agreement.
Refer to Note 10, Fair Value Disclosures for the fair value measurement of contingent consideration.
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

Table Contents
The Company received net proceeds from the issuance and sale of the 2028 Notes of $293.5 million after unamortized debt issuance costs of $6.5 million, which reduce the carrying value of the 2028 Notes reported on the Consolidated Balance Sheets. The net proceeds from the 2028 Notes were used to repay a portion of the then outstanding balance under the existing revolving credit facility. As of December 31, 2024 and 2023, unamortized debt issuance costs were $5.0 million and $6.1 million, respectively.

The 2028 Notes are redeemable by the Company prior to August 15, 2025 through the payment of the principal amount due, which can be accomplished through the issuance of certain restricted equity offerings for specified portions of principal notes outstanding, plus specified rates and accrued and unpaid interest, and a make-whole premium in the event 100% of the principal amount is redeemed. On or after August 15, 2025, the 2028 Notes are redeemable at specified rates equal to 104.1% of the principal balance, plus accrued and unpaid interest, which periodically decrease to 100% on August 15, 2027. Upon the occurrence of a Change of Control (as defined in the Indenture), the holders of the 2028 Notes will have the right to require the Company to repurchase all or a portion of the 2028 Notes at a price equal to 101% of the aggregate principal amount of the 2028 Notes, plus any accrued and unpaid interest.

The Indenture includes customary events of default. Subject to specified exceptions, the Indenture contains certain restrictive covenants that, among other things, limit the Company’s ability to incur or guarantee certain indebtedness, issue certain equity interests or engage in certain capital stock transactions. In addition, the Indenture contains certain limitations related to mergers, consolidations, and transfers of assets.

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

As of December 31, 2024 and 2023, the outstanding balance under the Credit Agreement was $700.0 million and $530.0 million, respectively. Under the Credit Agreement, the funds available are unsecured and availability under the borrowing base is calculated based on specific advance rates for finished lots, construction in process homes, and finished homes inventory on the Consolidated Balance Sheets, and reduced for any outstanding unsecured indebtedness permitted under the Credit Agreement, including the 2028 Notes. The Company had capitalized debt issuance costs related to construction lines of credit, net of amortization, of $10.3 million and $7.0 million as of December 31, 2024 and 2023, respectively, which were included in other assets on the Consolidated Balance Sheets.

Table Contents
The Credit Agreement contains covenants that, among other things, require that we (i) maintain a maximum debt to capitalization ratio, as of the last day of each fiscal quarter, of 60.0%; (ii) maintain an interest coverage ratio, as of the last day of each fiscal quarter, of not less than 2.0 to 1.0; (iii) maintain a liquidity ratio, as of the last day of each fiscal quarter, of not less than 1.0 to 1.0; (iv) maintain tangible net worth of not less than the sum of (A) $739.0 million, (B) 50.0% of net income earned in each fiscal quarter after March 31, 2024 and (C) 50.0% of the aggregate increases in shareholders’ equity of the consolidated group after March 31, 2024 by reason of the issuance and sale of equity interests of the members of the consolidated group; (v) maintain a risk assets ratio (defined as (A) the sum of the GAAP net book value for all finished lots, lots under development and land held for future development or disposition to (B) tangible net worth), as of the last day of each fiscal quarter, of no more than 1.0 to 1.0; (vi) not allow aggregate investments in unconsolidated affiliates to exceed 15.0% of tangible net worth, as of the last day of any fiscal quarter; and (vii) not incur indebtedness other than, among other things, (A) the obligations under the Credit Agreement, (B) non-recourse indebtedness in an amount not to exceed 15.0% of tangible net worth, as of the last day of each fiscal quarter, (C) operating lease liabilities, finance lease liabilities and purchase money obligations for fixed or capital assets not to exceed $5.0 million in the aggregate, (D) indebtedness of financial services subsidiaries and variable interest entities, (E) indebtedness under hedge contracts entered into for purposes other than for speculative purposes, and (F) permitted unsecured indebtedness (including the 2028 Notes).

Mortgage Warehouse Facilities

As a result of the acquisition of Jet HomeLoans discussed in Note 2, Acquisitions, the Company has the following mortgage warehouse lines of credit and repurchase agreements with various financial institutions as of December 31, 2024. Amounts outstanding under the mortgage warehouse facilities are not guaranteed by DFH, Inc. or any of its other subsidiaries and the agreements contain various affirmative and negative covenants applicable solely to Jet HomeLoans that are customary for arrangements of this type. All of the outstanding balances for the borrowings as of December 31, 2024 below were collateralized by the mortgage loans held for sale reported on the Consolidated Balance Sheets (dollars presented in thousands):

Facility(1)	Outstanding Balance	Facility Amount	Interest Rate
Warehouse A	$51,147	$150,000	6.63%
Warehouse B	62,783	150,000	6.24%
Warehouse C	125,532	225,000	6.89%
Warehouse D	50,155	100,000	6.87%
Total	$289,617	$625,000
(1)As of December 31, 2024, the warehouse facilities had various expiry dates ranging from November 12, 2025 through February 15, 2026. For Warehouses A, B and C, the facility renewal amounts will be $120.0 million, $100.0 million and $150.0 million, respectively, subject to final negotiations.

The Company was in compliance with all debt covenants as of December 31, 2024 and 2023. The Company expects to remain in compliance with all debt covenants over the next 12 months.
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

Table Contents
Inventories consisted of the following as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Construction in process and finished homes	$1,487,478	$1,251,767
Owned land and lots	133,311	110,957
Pre-acquisition land costs	94,568	77,525
Inventories	$1,715,357	$1,440,249
Capitalized interest activity related to the Company’s construction lines of credit and senior unsecured notes, net is summarized in the table below for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Capitalized interest as of beginning of the period	$27,311	$27,682	$16,317
Interest incurred	104,447	77,278	52,972
Interest expensed	—	(1)	(32)
Interest charged to homebuilding cost of sales	(94,035)	(77,648)	(41,575)
Capitalized interest as of end of the period	$37,723	$27,311	$27,682
5.    Property and Equipment
Property and equipment, net consisted of the following as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Furniture and fixtures	$32,232	$22,787
Aircraft and other vehicles(1)	14,075	92
Office equipment and software	3,373	2,156
Buildings and land	617	617
Total property and equipment	50,297	25,652
Less: Accumulated depreciation	(23,980)	(18,609)
Property and equipment, net	$26,317	$7,043
(1)In September of 2024, the Company purchased an aircraft for corporate use with cash on hand at a purchase price of $13.5 million.
Depreciation expense was $6.4 million, $4.8 million and $5.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Table Contents
6.    Warranty Reserves
The table below presents the activity related to warranty reserves as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Warranty reserves as of beginning of the period	$20,620	$17,538
Additions to reserve from home closings	10,486	9,244
Warranty expenditures	(6,818)	(9,331)
Adjustments to pre-existing reserves	3,350	3,169
Warranty reserves as of end of the period	$27,638	$20,620
7.    Commitments and Contingencies
Legal Proceedings

The Company is party to legal matters from time to time that typically are derived from the Company’s general business practices, primarily related to the construction of homes. The Company believes that if a claim has merit, parties other than the Company would be, at least in part, liable for the claim, and the eventual outcome of the claim would not have a material adverse effect upon the consolidated financial statements. When it is believed that a loss is probable and estimable, the Company records the estimated contingency loss in SG&A on the Consolidated Statements of Comprehensive Income.

The Company does not believe that any future outcomes of any claims or lawsuits currently outstanding will have a material adverse effect upon the consolidated financial statements.

Leases
The Company determines if an arrangement is, or contains, a lease at inception. Leases are recognized when the contract provides the right to use an identified asset for a period of time in exchange for consideration. Leases are included in right-of-use (“ROU”) assets and lease liabilities in the Consolidated Balance Sheets.
ROU assets represent the right to use an underlying asset for the lease term, while lease liabilities reflect the obligation to make lease payments. Both are recognized at the commencement date based on the present value of lease payments. In the absence of an explicit rate, the Company uses its incremental borrowing rate to determine the present value. Lease expense for operating leases is recognized on a straight-line basis. The practical expedient is applied to combine lease and non-lease components. Variable lease costs are expensed as incurred. Leases with terms of 12 months or less are not recorded on the Consolidated Balance Sheets.
The Company has operating leases primarily associated with office space that is used by its homebuilding divisions, model home sale-leasebacks and a corporate office building sale-leaseback in Jacksonville, Florida. This corporate office building lease has a remaining lease term of 10 years with potential renewal options. There are no significant operating or finance leases that have not yet commenced as of December 31, 2024. For the years ended December 31, 2024, 2023 and 2022, operating lease costs for these leases were $14.1 million, $12.4 million and $11.5 million, respectively, and were recorded within SG&A on the Consolidated Statements of Comprehensive Income. For the years ended December 31, 2024, 2023 and 2022, leased assets obtained in exchange for new operating leases were $3.9 million, $3.4 million and $10.6 million, respectively. As of December 31, 2024 and 2023, the weighted average remaining lease term was 6 years for both periods, and the weighted average discount rate was 5.8% and 6.3%, respectively.

Table Contents
The following table shows the maturities of our lease liabilities as of December 31, 2024 (in thousands):

Maturity of Lease Liabilities	Operating Leases
2025	$6,209
2026	4,356
2027	2,432
2028	1,939
2029	1,556
Thereafter	4,670
Total lease payments	21,162
Less: Interest	3,014
Present value of lease liabilities	$18,148
Surety Bonds and Letters of Credit
In the ordinary course of business, we obtain surety bonds and letters of credit to cover our land development performance obligations with local municipalities. While substantial development and construction work may already be complete concerning the improvements at these sites, the letters of credit and surety bonds are typically not fully released until all development and construction activities have been completed. As of December 31, 2024 and 2023, we had outstanding surety bonds of $298 million and $195 million, respectively, and outstanding letters of credit of $21 million and $1 million, respectively, which are not included within the Company’s Consolidated Balance Sheets.
8.    Income Taxes
The Company is a corporation subject to U.S. federal income taxes, in addition to state and local income taxes.
Income tax expense for the years ended December 31, 2024, 2023 and 2022, consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$32,870	$101,093	$66,473
State	18,236	17,734	15,680
Total current	51,106	118,827	82,153
Deferred:
Federal	47,283	(19,471)	5
State	(1,117)	(2,873)	(299)
Total deferred	46,166	(22,344)	(294)
Total income tax expense	$97,272	$96,483	$81,859

Table Contents
The following table reconciles the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Income taxes at federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax	3.1	2.8	3.5
Federal tax credits	(2.9)	(0.6)	(3.9)
Non-deductible executive compensation	1.1	1.0	1.3
Other	(0.1)	(0.3)	1.1
Effective tax rate	22.2%	23.9%	23.0%
The significant components of deferred income tax assets and liabilities presented net within other assets on the Consolidated Balance Sheets as of December 31, 2024 and 2023, consist of the following (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Contingent consideration	$18,793	$14,876
Incentive compensation plans	10,335	9,232
Lease liabilities	4,311	4,951
Other	11,679	9,705
Total deferred tax asset	45,118	38,764
Deferred tax liabilities:
Right-of-use assets	(3,945)	(4,789)
Other	(11,862)	(7,106)
Total deferred tax liabilities	(15,807)	(11,895)
Net deferred tax asset	$29,311	$26,869
Management believes that the Company will have sufficient future taxable income to make it more likely than not that the net deferred tax assets will be realized.
As of December 31, 2024 and 2023, the Company had no valuation allowance recorded against deferred tax assets, no uncertain tax positions that qualify for inclusion in the consolidated financial statements, and has not recognized or accrued for any interest or penalties.
9.    Segment Reporting
The Company predominately operates in the homebuilding business and is organized and reported primarily by region. The Company’s four reportable segments include the Southeast, Mid-Atlantic, Midwest and Financial Services, which are comprised of the following:
•Southeast (Jacksonville, Orlando and Tampa, Florida, the southeast coast of Florida and southwest Florida; Savannah, Georgia; Hilton Head and Bluffton, South Carolina; Active Adult and Custom Homes operations in northeast Florida)
•Mid-Atlantic (DC Metro; Nashville, Tennessee; Charlotte, Fayetteville, Raleigh and Wilmington, North Carolina; Charleston, Myrtle Beach and Greenville, South Carolina)
•Midwest (Austin, Dallas, Houston and San Antonio, Texas; Denver, Colorado and Phoenix, Arizona)
•Financial Services (primarily Jet HomeLoans and Golden Dog Title and Trust)

Table Contents
The corporate component, which is not considered an operating segment, is reported separately as “Corporate”.
In accordance with ASC Topic 280, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-makers, which include the Chief Executive Officer and the National President (“CODM”), in deciding how to allocate resources and in assessing performance. The Company’s CODM primarily evaluate performance of the homebuilding segments based on the number of homes sold and closed, average sales price, and gross margin. For the Financial Services segment, mortgage banking is assessed based on funded loan volume and profitability, as well as capture rate. Segment profitability, a component of performance, is primarily measured by income before taxes. The CODM compares actual segment income before taxes to historical results and projections to assess segment profitability. As part of the Company’s budgeting and forecasting process, the CODM uses forecasted income before taxes to allocate resources during the annual budget process, and then on a recurring basis during their review of budget to actual amounts.

Table Contents
The following table summarizes revenues, significant expenses and income before taxes by segment for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Southeast	Mid-Atlantic	Midwest	Financial Services	Corporate(1)	Reconciling Items(2)	Consolidated
2024
Total revenues	$1,386,875	$1,163,000	$1,848,002	$81,073	$—	$(27,344)	$4,451,606
Homebuilding cost of sales	1,122,074	935,372	1,534,037	—	—	—	3,591,483
Financial services expense(3)	—	—	—	45,839	—	(14,299)	31,540
Selling, general and administrative expense	122,849	96,362	143,754	—	32,786	—	395,751
Contingent consideration revaluation	—	825	10,172	—	2,942	—	13,939
Other segment items(4)	487	374	(2,737)	(1,943)	(7,315)	(7,827)	(18,961)
Income before taxes	$141,465	$130,067	$162,776	$37,177	$(28,413)	$(5,218)	$437,854
2023
Total revenues	$1,521,414	$633,131	$1,584,343	$48,878	$—	$(39,180)	$3,748,586
Homebuilding cost of sales	1,234,014	519,574	1,258,225	—	—	—	3,011,813
Financial services expense(3)	—	—	—	24,794	—	(19,067)	5,727
Selling, general and administrative expense	102,666	55,673	125,429	—	19,300	—	303,068
Contingent consideration revaluation	432	2,720	34,135	—	9,303	—	46,590
Other segment items(4)	765	518	(1,561)	(5,111)	(6,989)	(10,659)	(23,037)
Income before taxes	$183,537	$54,646	$168,115	$29,195	$(21,614)	$(9,454)	$404,425
2022
Total revenues	$1,237,389	$566,632	$1,530,538	$34,175	$—	$(26,399)	$3,342,335
Homebuilding cost of sales	997,402	486,579	1,238,158	—	—	—	2,722,139
Financial services expense(3)	—	—	—	19,827	—	(14,852)	4,975
Selling, general and administrative expense	73,753	42,113	123,638	—	26,561	—	266,065
Contingent consideration revaluation	746	(1,806)	11,019	—	1,094	—	11,053
Other segment items(4)	121	(282)	(6,654)	(6,871)	1,316	(5,683)	(18,053)
Income before taxes	$165,367	$40,028	$164,377	$21,219	$(28,971)	$(5,864)	$356,156
(1)Corporate includes operations of the corporate component, including certain contingent consideration, that the Company does not charge to the segments.
(2)As of result of the Jet HomeLoans acquisition on July 1, 2024, represents reconciling items related to Jet HomeLoans prior to its consolidation. Refer to Note 2, Acquisitions for more information.
(3)Financial services expense primarily consists of salaries, commissions, and benefits.
(4)Other segment items primarily consist of income from unconsolidated entities.

Table Contents
The following table summarizes total assets and goodwill by segment as of December 31, 2024, and 2023 (in thousands):

	Assets:		Goodwill:
	As of December 31,		As of December 31,
	2024	2023	2024	2023
Southeast	$807,154	$781,162	$14,003	$14,003
Mid-Atlantic	776,308	404,657	144,959	16,853
Midwest	1,069,978	915,199	141,071	141,071
Financial Services	387,484	207,385	280	280
Corporate(1)	287,727	407,932	—	—
Reconciling items from equity method investments(2)	—	(153,896)	—	—
Consolidated	$3,328,651	$2,562,439	$300,313	$172,207
(1)Corporate assets are comprised of, but are not limited to, operating and restricted cash, deferred tax assets, and prepaids and other assets not directly attributable to a reportable segment.
(2)As a result of the Jet HomeLoans acquisition on July 1, 2024, represents reconciling items related to Jet HomeLoans prior to its consolidation. Refer to Note 2, Acquisitions for more information.
10.    Fair Value Disclosures
Fair value represents the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values are determined using a fair value hierarchy based on the inputs used to measure fair value. Level 1 inputs are unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable and significant to the fair value. The Company applies the fair value hierarchy to certain assets and liabilities remeasured or disclosed at fair value on a recurring basis, including mortgage loans held for sale, derivative assets and liabilities, senior unsecured notes, net and contingent consideration liabilities related to the acquisition of businesses.
The fair value of mortgage loans held for sale are based on either investor commitments or quoted secondary-market prices. Derivative assets and liabilities are associated with IRLCs, whose fair values are derived from forward sale commitment prices, as well as certain unobservable inputs such as estimated costs to originate the loans and the probability that the mortgage loan will fund within the terms of the IRLC (the “pull-through rate”). Mortgage loans in process for IRLCs totaled approximately $24.1 million as of December 31, 2024 and carried a weighted average interest rate of approximately 6.2%. The estimated fair value of the 2028 Notes is based on recent trades or quoted market prices for debt of similar terms, including maturity, to achieve comparable yields. Refer to Note 2, Acquisitions for discussion of contingent consideration remeasurement.
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

Table Contents
The following table outlines the carrying value and fair value of certain of the Company’s financial instruments (in thousands) as of December 31, 2024 and 2023:

		As of December 31,
		2024		2023
	Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans held for sale	Level 2	$303,393	$303,393	$—	$—
IRLCs	Level 3	487	487	—	—
Senior unsecured notes, net	Level 2	295,049	312,876	293,918	318,240
Contingent consideration	Level 3	68,030	68,030	116,795	116,795
The following table presents a summary of the changes in fair value measurement of contingent consideration (in thousands):

Beginning balance, December 31, 2023	$116,795
Fair value adjustments related to prior year acquisitions	13,939
Contingent consideration payments	(62,704)
Ending balance, December 31, 2024	$68,030
11.    Related Party Transactions
The Company generally enters into related party transactions to secure finished lots for the construction of new homes.
DF Capital Funds
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
DF Residential II, LP (DF Capital’s “Fund II”) has an exclusive right of first offer on any land bank financing projects that meet its investment criteria and are undertaken by the Company during Fund II’s investment period. The Company, its executive officers and certain directors have investments in Fund II. As of December 31, 2024 and 2023, the Company had $37.0 million and $48.5 million, respectively, in outstanding lot deposits related to Fund II, controlling 3,271 lots and 4,028 lots, respectively.
On July 30, 2024, DF Capital initiated its first close on DF Residential III, LP (“Fund III”), which included $54.5 million in investments from the Company’s executive officers and a director. The Company’s investment in Fund III will be determined as part of the final closing. As of December 31, 2024, the Company had $47.0 million in outstanding lot deposits related to Fund III, controlling 3,417 lots.
Aircraft Agreement
Beginning in November 2023, the Company leases an airplane from a company owned by Patrick Zalupski, DFH Inc.’s President, Chief Executive Officer and Chairman of the Board. The airplane is leased on a non-exclusive basis at a fixed monthly rate, plus allocable variable costs for usage. The Company incurred $4.8 million and $1.3 million in expenses related to the use of the airplane during the years ended December 31, 2024 and 2023, respectively, included in SG&A on the Consolidated Statement of Comprehensive Income.

Table Contents
12.    Equity
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
As of December 31, 2024, approximately $17.2 million in shares remain available for purchase under the share buyback program. During the year ended December 31, 2024, under the share buyback program, the Company repurchased 291,229 shares of Class A common stock for an aggregate purchase price of $7.8 million. There were no shares repurchases during the year ended December 31, 2023.
Redeemable Preferred Stock
On September 29, 2021, the Company filed a Certificate of Designations with the State of Delaware establishing 150,000 shares of Series A redeemable preferred stock with an initial liquidation preference of $1,000 per share and a par value $0.01 per share (the “redeemable preferred stock”) and sold 150,000 shares of redeemable preferred stock for an aggregate purchase price of $150.0 million. The redeemable preferred stock is non-voting and accumulates cumulative dividends at a rate per annum equal to 9% payable quarterly in arrears. Upon a liquidation, dissolution or winding up of the Company, each share of redeemable preferred stock will be entitled to receive the initial liquidation preference of $1,000 per share, subject to adjustment, plus all accrued and unpaid dividends thereon.
The redeemable preferred stock is perpetual with call and conversion rights. The Company can call the outstanding redeemable preferred stock at any time for one-hundred and two percent (102%) of its liquidation preference during the fourth year following its issuance and for one-hundred and one percent (101%) of its liquidation preference during the fifth year following its issuance, plus accrued but unpaid dividends, if any. Subsequent to the fifth anniversary of its issuance, a Purchaser can convert the redeemable preferred stock into Class A common stock of the Company. The conversion price will be based on the average closing price of Class A common stock for the 90 trading days immediately preceding the conversion date, less 20% of the average and subject to a floor conversion price.
The redeemable preferred stock will be redeemed, contingent upon and concurrently with the consummation of a change of control of the Company. Shares of redeemable preferred stock will be redeemed in a change of control of the Company at a price, in cash, equal to the liquidation preference, subject to adjustment, plus all accumulated and unpaid dividends, plus, if the change of control occurs before the fourth anniversary of the date of issuance of the redeemable preferred stock, a premium equal to the dividends that would have accumulated on such share of redeemable preferred stock from and after the change of control redemption date and through the fourth anniversary of the issuance of the redeemable preferred stock.

Table Contents
13.    Stock-Based Compensation
The Company is authorized to grant up to an aggregate of 9.1 million of Class A common stock under the 2021 Equity Incentive Plan (the “2021 Plan”), which is administered by the Compensation Committee of the Board of Directors. The Company grants restricted stock to certain executives, directors and members of management, primarily as incentive awards. These stock grants typically vest over a period of one to five years of continuous service, commencing on the date of the grant and vesting ratably in approximately one, one-third or one-fifth increments at the end of each year of the term. The fair value of these grants is derived by using the closing stock price on the date of the grant.
Expense, net of forfeitures related to stock-based compensation under the 2021 Plan was $18.8 million, $14.1 million and $6.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024 and 2023, the total unrecognized stock-based compensation under the 2021 Plan was $33.3 million and $20.3 million, respectively. The unrecognized stock-based compensation will be recognized over a weighted-average period of 2 years.
The Company’s restricted stock units as of December 31, 2024 and changes during the year then ended are presented below (in thousands, except share amounts):

	Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2021	721,598	$23.13
Granted	486,264	17.07
Forfeited	(76,752)	17.73
Vested	(238,554)	23.13
Balance as of December 31, 2022	892,556	$20.29
Granted	1,874,176	12.59
Forfeited	(59,958)	13.50
Vested	(347,524)	$21.22
Balance as of December 31, 2023	2,359,250	$14.21
Granted	878,634	38.65
Forfeited	(91,786)	24.11
Vested	(952,669)	15.80
Balance as of December 31, 2024	2,193,429	$22.89

Table Contents
14.    Earnings Per Share
The following weighted-average shares and share equivalents were used to calculate basic and diluted earnings per share (“EPS”) for the years ended December 31, 2024, 2023 and 2022 (in thousands, except share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$335,341	$295,900	$262,313
Less: Preferred dividends, net	13,500	13,482	14,513
Net and comprehensive income available to common stockholders(1)	$321,841	$282,418	$247,800
Denominator
Weighted-average number of common shares outstanding - basic	93,507,905	93,066,564	92,745,781
Add: Common stock equivalent shares(2)	6,789,234	12,960,984	13,945,467
Weighted-average number of shares outstanding - diluted	100,297,139	106,027,548	106,691,248
(1)For the diluted earnings per share calculation, $13.5 million, $13.2 million and $13.7 million in preferred dividends associated with redeemable preferred stock that are assumed to be converted have been added back to the numerator for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)Since the conversion price of the Company’s redeemable preferred stock is based on an average of the closing price of Class A common stock for the 90 trading days immediately preceding the end of the current period, changes in the price of the Class A common stock may significantly affect the number of additional assumed common shares outstanding under the if-converted method for diluted EPS, while the number of redeemable preferred stock shares outstanding is unchanged. Stock-based compensation awards are excluded from the calculation of diluted EPS in the event they are antidilutive. There were 0.4 million, 0.6 million and 0.8 million common stock equivalent shares considered antidilutive that were excluded from the diluted earnings per share calculation for the years ended December 31, 2024, 2023 and 2022, respectively.
15.    Subsequent Events
Liberty Communities Acquisition

On January 23, 2025, DFH acquired the majority of the homebuilding assets of privately held homebuilder, Liberty Communities, LLC (“Liberty Communities” or “Liberty”) through DFH subsidiaries, Dream Finders Holdings LLC, and DFH Liberty (“DFH Liberty”), a newly formed entity for purposes of consummating this transaction. The consideration given for the Liberty Communities acquisition was cash in the amount of $112 million, subject to customary post-closing adjustments, of which $8 million was paid as of December 31, 2024. DFH funded the transaction with cash on hand and borrowings under its existing senior unsecured revolving credit facility, and simultaneously paid off Liberty’s vertical lines of credit associated with the assets acquired. As part of the transaction, the former owner of Liberty Communities received a redeemable noncontrolling interest in DFH Liberty and contractual rights to a portion of its future earnings according to the terms of the agreement. The Company has not yet completed its evaluation and determination of consideration paid and certain assets and liabilities acquired in accordance with ASC 805. The operations of Liberty Communities, which are located in Atlanta, Georgia and Greenville, South Carolina, will be included in our Southeast segment as of the date of acquisition.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Table Contents
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2024. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of December 31, 2024 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management recognizes that there are inherent limitations in the effectiveness of any internal control and effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report that appears in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Crescent Homes
The Crescent Homes acquisition was completed on February 1, 2024, which is discussed in detail in Note 2, Acquisitions to the consolidated financial statements. Our evaluation of the effectiveness of the Company’s internal control over financial reporting and of the design and operation of our disclosure controls and procedures did not encompass that of Crescent Homes. This decision aligns with the general guidance from the SEC Staff, allowing the exclusion of an assessment of a recently acquired business from management’s scope for an internal controls audit for up to one year post-acquisition. Crescent Homes contributed approximately 11% to our total revenues for the year ended December 31, 2024. As of December 31, 2024, the total assets of the acquired business represented about 9% of total consolidated assets, mainly comprising inventory and goodwill. As of February 1, 2025, internal controls over significant processes have been implemented at Crescent Homes, which the Company considers appropriate and necessary given the integration level.
Jet HomeLoans
The Company acquired the remaining equity interest in Jet HomeLoans on July 1, 2024, which is discussed in detail in Note 2, Acquisitions to the consolidated financial statements. Our evaluation of the effectiveness of the Company’s internal control over financial reporting and of the design and operation of our disclosure controls and procedures did not encompass that of Jet HomeLoans. This decision aligns with the general guidance from the SEC Staff, allowing the exclusion of an assessment of a recently acquired business from management’s scope for an internal controls audit for up to one year post-acquisition. Jet HomeLoans contributed approximately 1% to our total revenues for the year ended December 31, 2024. As of December 31, 2024, the total assets of the acquired business represented about 10% of total consolidated assets, mainly comprising mortgage loans held for sale.

Table Contents
With the completion of the Jet HomeLoans acquisition, the Company is in the process of implementing internal controls over significant processes at Jet HomeLoans, which the Company considers appropriate and necessary given the integration level. As the integration progresses, the Company will continuously evaluate Jet HomeLoans’ internal controls and processes, further integrating them with those of the Company within a year of the acquisition.
There have been no changes in the internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting for the year ended December 31, 2024.
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
Insider Adoption, Modification or Termination of Trading Arrangements

During the quarter ended December 31, 2024, neither the Company nor any director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as the terms are defined in Item 408(a) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

Table Contents
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information called for by Item 10, to the extent not set forth in “Business—Executive Officers” in Item 1, will be set forth in the definitive proxy statement relating to the 2025 Annual Meeting of Stockholders of Dream Finders Homes, Inc. (the “2025 Annual Meeting of Stockholders”) pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
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
Item 11.    Executive Compensation
The information called for by Item 11 will be set forth in the definitive proxy statement relating to the 2025 Annual Meeting of Stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by Item 12 will be set forth in the definitive proxy statement relating to the 2025 Annual Meeting of Stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 will be set forth in the definitive proxy statement relating to the 2025 Annual Meeting of Stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
Item 14.    Principal Accountant Fees and Services
The information called for by Item 14 will be set forth in the definitive proxy statement relating to the 2025 Annual Meeting of Stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

Table Contents
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

Table Contents

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

10.1.3+
Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 6, 2024, among Dream Finders Homes, Inc., Bank of America, N.A., as administrative agent, collateral agent, and issuing ban, and the lenders named therein as parties there to (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed on June 11, 2024)

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

10.7†	Amended and Restated Employment Agreement, effective as of November 1, 2023, by and between Dream Finders Homes, Inc. and L. Anabel Ramsay (incorporated herein by reference to Exhibit 10.3 to Form 10-Q (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on November 2, 2023).

10.8†	Form of Restricted Stock Grant Notice and Restricted Stock Agreement, by and between Dream Finders Homes, Inc. and Patrick Zalupski (incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-251612) of Dream Finders Homes, Inc. filed with the SEC on January 14, 2021).

10.9	Registration Rights Agreement, dated September 29, 2021, by and among Dream Finders Homes, Inc. and the Purchasers listed thereto (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on October 5, 2021).

10.10	Subscription Agreement, dated September 8, 2021, by and between Dream Finders Homes, Inc. and the Purchasers listed thereto (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on September 13, 2021).

19.1*	Dream Finders Homes, Inc. Insider Trading Policy

Table Contents

21.1*	List of Subsidiaries of Dream Finders Homes, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1
Dream Finders Homes, Inc. Compensation Recovery Policy (incorporated herein by reference to Exhibit 97.1 to Form 10-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on February 29, 2024).

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

Table Contents
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dream Finders Homes, Inc.

Date:	February 25, 2025	/s/ Patrick O. Zalupski
Patrick O. Zalupski
President, Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick O. Zalupski	President, Chief Executive Officer and Chairman of the Board of Directors	February 25, 2025
Patrick O. Zalupski	(Principal Executive Officer)

/s/ L. Anabel Ramsay	Senior Vice President and Chief Financial Officer	February 25, 2025
L. Anabel Ramsay	(Principal Financial and Accounting Officer)

/s/ W. Radford Lovett II	Director	February 25, 2025
W. Radford Lovett II

/s/ Justin W. Udelhofen	Director	February 25, 2025
Justin W. Udelhofen

/s/ Megha H. Parekh	Director	February 25, 2025
Megha H. Parekh

/s/ Leonard M. Sturm	Director	February 25, 2025
Leonard M. Sturm

/s/ William W. Weatherford	Director	February 25, 2025
William W. Weatherford