Form 10-Q
period 2025-03-31
Dream Finders Homes, Inc.
filed 2025-05-06
CIK 1825088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2025, there were 35,827,866 shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding and 57,726,153 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. DREAM FINDERS HOMES, INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$297,468	$274,384
Restricted cash	50,633	65,441
Accounts receivable	30,953	34,126
Inventories	1,852,660	1,715,357
Lot deposits	517,719	458,303
Other assets	141,725	122,391
Investments in unconsolidated entities	12,119	11,454
Mortgage loans held for sale	189,442	303,393
Property and equipment, net	28,168	26,317
Right-of-use assets	21,114	17,172
Goodwill	345,991	300,313
Total assets	$3,487,992	$3,328,651

Liabilities
Accounts payable	$142,682	$147,143
Accrued expenses	202,971	263,317
Customer deposits	103,325	125,601
Construction lines of credit	999,599	701,386
Senior unsecured notes, net	295,386	295,049
Mortgage warehouse facilities	181,457	289,617
Lease liabilities	22,074	18,148
Contingent consideration	69,130	68,030
Total liabilities	2,016,624	1,908,291
Commitments and contingencies (Note 5)
Mezzanine Equity
Redeemable preferred stock	148,500	148,500
Redeemable noncontrolling interests	29,019	21,451
Equity
Class A common stock, $0.01 per share, 289,000,000 authorized, 36,586,161 and 36,002,077 issued as of March 31, 2025 and December 31, 2024, respectively	365	360
Class B common stock, $0.01 per share, 61,000,000 authorized, 57,726,153 issued as of March 31, 2025 and December 31, 2024	577	577
Additional paid-in capital	284,161	281,559
Retained earnings	1,021,781	970,253
Treasury stock, at cost, 575,793 shares of Class A common stock as of March 31, 2025 and 291,229 shares of Class A common stock as of December 31, 2024	(14,790)	(7,827)
Total Dream Finders Homes, Inc. stockholders’ equity	1,292,094	1,244,922
Noncontrolling interests	1,755	5,487
Total equity	1,293,849	1,250,409
Total liabilities, mezzanine equity and equity	$3,487,992	$3,328,651
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Homebuilding	$970,108	$825,221
Financial services	19,763	2,579
Total revenues	989,871	827,800
Homebuilding cost of sales	783,536	678,640
Financial services expense	12,866	1,684
Selling, general and administrative expense	116,694	80,109
Income from unconsolidated entities	(180)	(4,903)
Contingent consideration revaluation	1,100	3,207
Other expense (income), net	4,690	(1,761)
Income before taxes	71,165	70,824
Income tax expense	(16,155)	(15,141)
Net and comprehensive income	55,010	55,683
Net and comprehensive income attributable to noncontrolling interests	(107)	(1,189)
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$54,903	$54,494
Earnings per share
Basic	$0.55	$0.55
Diluted	$0.54	$0.55
Weighted-average number of shares
Basic	93,550,316	93,325,838
Diluted	101,360,214	99,935,524
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three months ended March 31, 2025
(In thousands, except share amounts) (Unaudited)

	Dream Finders Homes, Inc. Stockholders' Equity
	Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity	Redeemable Preferred Stock		Redeemable Noncontrolling Interests
	Shares Outstanding	Amount	Shares Outstanding	Amount						Shares	Amount
Balance as of December 31, 2024	35,710,848	$360	57,726,153	$577	$281,559	$970,253	$(7,827)	$5,487	$1,250,409	150,000	$148,500	$21,451
Stock-based compensation	—	—	—	—	9,453	—	—	—	9,453	—	—	—
Vesting of stock-based compensation	855,229	8	—	—	(8)	—	—	—	—	—	—	—
Withholding of common stock for taxes	(271,145)	(3)	—	—	(6,843)	—	—	—	(6,846)	—	—	—
Repurchases of common stock	(284,564)	—	—	—	—	—	(6,963)	—	(6,963)	—	—	—
Distributions	—	—	—	—	—	—	—	(3,839)	(3,839)	—	—	—
Preferred stock dividends declared	—	—	—	—	—	(3,375)	—	—	(3,375)	—	—	—
Noncontrolling interest issued in business combination	—	—	—	—	—	—	—	—	—	—	—	7,568
Net and comprehensive income	—	—	—	—	—	54,903	—	107	55,010	—	—	—
Balance as of March 31, 2025	36,010,368	$365	57,726,153	$577	$284,161	$1,021,781	$(14,790)	$1,755	$1,293,849	150,000	$148,500	$29,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three months ended March 31, 2024
(In thousands, except share amounts) (Unaudited)

	Dream Finders Homes, Inc. Stockholders' Equity
	Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Equity	Redeemable Preferred Stock		Redeemable Noncontrolling Interest
	Shares Outstanding	Amount	Shares Outstanding	Amount					Shares	Amount
Balance as of December 31, 2023	32,882,124	$329	60,226,153	$602	$275,241	$648,412	$13,066	$937,650	150,000	$148,500	$—
Stock-based compensation	—	—	—	—	3,462	—	—	3,462	—	—	—
Vesting of stock-based compensation	823,716	8	—	—	(8)	—	—	—	—	—	—
Withholding of common stock for taxes	(285,891)	(3)	—	—	(10,453)	—	—	(10,456)	—	—	—
Class B common stock exchanged for class A common stock	1,000,000	10	(1,000,000)	(10)	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	—	(8,962)	(8,962)	—	—	—
Preferred stock dividends declared	—	—	—	—	—	(3,375)	—	(3,375)	—	—	—
Noncontrolling interest issued in business combination	—	—	—	—	—	—	—	—	—	—	28,533
Net and comprehensive income	—	—	—	—	—	54,494	1,189	55,683	—	—	—
Balance as of March 31, 2024	34,419,949	$344	59,226,153	$592	$268,242	$699,531	$5,293	$974,002	150,000	$148,500	$28,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net and comprehensive income	$55,010	$55,683
Adjustments to reconcile net and comprehensive income to net cash used in operating activities
Depreciation and amortization	3,269	2,197
Amortization of lease right-of-use assets	4,018	1,836
Stock-based compensation	9,453	3,462
Deferred income tax benefit	(1,715)	(1,662)
Contingent consideration revaluation	1,100	3,207
Payments of contingent consideration	—	(2,841)
Other, net	274	(2,371)
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	2,665	2,662
Inventories	(60,063)	(172,232)
Lot deposits	(53,153)	(19,258)
Other assets	(18,133)	13,346
Mortgage loans held for sale	113,951	—
Accounts payable and accrued expenses	(74,797)	(117,658)
Customer deposits	(22,608)	(12,088)
Lease liabilities	(3,982)	(1,814)
Net cash used in operating activities	(44,711)	(247,531)
Cash flows from investing activities
Purchase of property and equipment	(3,164)	(2,074)
Proceeds from disposal of property and equipment	20	46
Investments in unconsolidated entities	(1,187)	—
Return of investments from unconsolidated entities	296	—
Payments for acquisitions	(111,556)	(183,983)
Net cash used in investing activities	(115,591)	(186,011)
Cash flows from financing activities
Proceeds from construction lines of credit	510,213	280,000
Repayments on construction lines of credit	(212,000)	(100,096)
Proceeds from mortgage warehouse facilities	195,862	—
Repayments on mortgage warehouse facilities	(304,022)	—
Payments of debt issuance costs	(452)	—
Payments of preferred stock dividends	(3,375)	(3,375)
Payments for common stock withheld for taxes	(6,846)	(10,456)
Repurchases of common stock	(6,963)	—
Distributions to noncontrolling interests	(3,839)	(8,962)
Payments of contingent consideration	—	(4,205)
Net cash provided by financing activities	168,578	152,906

Net increase/(decrease) in cash, cash equivalents and restricted cash	8,276	(280,636)
Cash, cash equivalents and restricted cash at beginning of period	339,825	548,456
Cash, cash equivalents and restricted cash at end of period	$348,101	$267,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$297,468	$239,428
Restricted cash	50,633	28,392
Total cash, cash equivalents and restricted cash	$348,101	$267,820

Supplemental disclosures of cash payments:
Cash paid for interest	$66,904	$46,367
Cash paid for income taxes, net of refunds(1)	$38,658	$102,333

Supplemental disclosures of noncash activities:
Noncash investing activities
Noncontrolling interests issued in business combinations(2)	$7,568	$28,533
Accrued cash consideration for business combinations(3)	7,287	23,084
Total noncash investing activities	$14,855	$51,617
(1)Includes payments for purchased tax credits of $36.6 million for the three months ended March 31, 2025 related to 2024 income tax expense and no payments for purchased tax credits for the three months ended March 31, 2024.
(2)Based on the estimated acquisition date fair value of the redeemable noncontrolling interests as of the reporting period date. Refer to Note 2, Acquisitions for more information.
(3)Includes $6.7 million in purchase price adjustments related to the Crescent Ventures, LLC (“Crescent Homes” or “Crescent”) acquisition. Refer to Note 2, Acquisitions for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Nature of Business and Significant Accounting Policies
Nature of Business
Dream Finders Homes, Inc., a Delaware corporation incorporated in 2020, (together with its subsidiaries, “Dream Finders”, “DFH, Inc.” or the “Company”) designs, builds and sells homes in markets throughout the United States. The Company also provides title insurance and mortgage banking solutions through its wholly owned subsidiaries, DF Title, LLC doing business as Golden Dog Title & Trust and Golden Dog Title (“DF Title”) and Jet HomeLoans, LP (“Jet HomeLoans”).
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as contained within the Financial Accounting Standards Board “FASB” Accounting Standard Codification (“ASC”) for interim financial information and with instructions to Form 10-Q and Regulation S-X. The condensed consolidated financial statements include the accounts of DFH, Inc., its wholly owned subsidiaries and any investments that may qualify for consolidation treatment. The noncontrolling interests represent equity interests held by others in certain of the Company’s subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. There are no other components of comprehensive income not already reflected in net and comprehensive income on our Condensed Consolidated Statements of Comprehensive Income.
The financial statements and related notes do not include all of the information and footnotes required by GAAP for a complete set of financial statements. As such, the accompanying statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Reclassifications
Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform to the 2025 presentation.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU Number 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“ASU 2024-03”). ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. Annual disclosure requirements under ASU 2024-03 will become effective for the fiscal year ending December 31, 2027, and interim disclosure requirements will become effective beginning in the first quarter of 2028. The Company is currently evaluating the adoption of ASU 2024-03 on its condensed consolidated financial statements.
In March 2024, the Securities and Exchange Commission (the “SEC”) issued its final rules aimed at standardizing climate-related disclosures. Subsequent to the issuance of the final rules, on March 15, 2024, a federal appellate court imposed a temporary stay pending judicial review of these regulations, followed by a voluntary stay by the SEC on April 4, 2024, pending the conclusion of this review process. On March 27, 2025, the SEC stated that it has ended its defense of the rule. The initial annual disclosure requirements may require compliance as early as the year ending December 31, 2025 depending on filing status. The Company is currently monitoring the legal challenges and assessing the potential impact of these final rules on the condensed consolidated financial statements.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) Number 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires more disaggregated income tax disclosures, including additional information in the rate reconciliation and additional disclosures about income taxes paid. ASU 2023-09 will become effective for the fiscal year ending December 31, 2025. Early adoption is permitted, and guidance should be applied prospectively, with an option to apply guidance retrospectively. The Company does not expect the adoption of ASU 2023-09 to have a material effect on the condensed consolidated financial statements.
2.     Acquisitions
Liberty Communities
On January 23, 2025, DFH, Inc. acquired the majority of the homebuilding assets of privately held homebuilder, Liberty Communities, LLC (“Liberty Communities” or “Liberty”) through DFH subsidiaries, Dream Finders Holdings LLC, and DFH Liberty, LLC (“DFH Liberty”), a newly formed entity for purposes of consummating this transaction. This acquisition allowed the Company to enter the Atlanta, Georgia market and expand its operations in the Greenville, South Carolina market. The cash consideration paid for the Liberty acquisition was $111.5 million. Additionally, as part of the consideration, the former owner of Liberty Communities received a redeemable noncontrolling interest in DFH Liberty and contractual rights to a portion of its future earnings upon exceeding a minimum earnings threshold.
The purchase agreement includes put and call options relating to the noncontrolling interest that, upon the occurrence of certain events, are not solely in the control of the Company. As a result, the noncontrolling interest is redeemable and reported within mezzanine equity on the Company’s Condensed Consolidated Balance Sheet at the greater of the initial carrying amount (its fair value on the acquisition date) adjusted for the noncontrolling interest’s share of net income (loss) less distributions or its redemption value. After achieving the minimum earnings threshold, the amount of net and comprehensive income that is attributable to the redeemable noncontrolling interest will be presented within net and comprehensive income attributable to noncontrolling interests on the Condensed Consolidated Statements of Comprehensive Income.
The acquisition was accounted for as a business combination under ASC Topic 805. In determining the purchase price allocation, the Company evaluated Liberty’s assets acquired and liabilities assumed based on their estimated fair values as of January 23, 2025. Goodwill was recorded as the residual amount by which the purchase price plus the fair value of the noncontrolling interest exceeded the provisional fair value of the net assets acquired and is expected to be fully deductible for tax purposes. Goodwill consists primarily of expected synergies of combining operations, the acquired workforce and growth opportunities, none of which qualify as separately identifiable intangible assets. The fair value of the redeemable noncontrolling interest, inclusive of put and call options, was determined using an income-based approach, coupled with Monte Carlo simulations, which were impacted by various inputs including projected future cash flows, discount rates and market volatility.
The consideration for the total purchase price and related purchase price allocation as of March 31, 2025 was as follows (in thousands):

Cash consideration	$111,466
Fair value of the redeemable noncontrolling interest as of the acquisition date	7,568
Total consideration	$119,034

The preliminary purchase price allocation as of March 31, 2025 was as follows (in thousands):

Acquired Value
Inventories	$75,828
Lot deposits	6,264
Other assets	1,554
Property and equipment	1,272
Accounts payable	(8,810)
Accrued expenses	(1,822)
Customer deposits	(331)
Net assets acquired	$73,955
Goodwill	45,079
Total purchase price	$119,034
Unaudited Pro Forma Information
The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and have been presented as if the Liberty acquisition had occurred on January 1, 2024 (in thousands):

	Three Months Ended March 31,
Unaudited Pro Forma(1)	2025	2024
Total revenues	$992,636	$850,186
Net and comprehensive income attributable to Dream Finders Homes, Inc.	54,925	54,708
(1)This unaudited pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisition had occurred on that date, nor of the results that may be obtained in the future.
For the three months ended March 31, 2025, Liberty contributed $38.3 million in homebuilding revenues and $0.8 million in net and comprehensive income, all of which is attributable to the Company. Liberty’s Atlanta operations are included in the Southeast segment and Liberty’s Greenville operations are included in the Mid-Atlantic segment from the acquisition date. Refer to Note 8, Segment Reporting for more information.
Previous Acquisitions
Jet HomeLoans
On July 1, 2024, the Company acquired the remaining 40% equity interest in the previously unconsolidated mortgage banking joint venture Jet HomeLoans, which was consolidated as of that date in the Company’s consolidated financial statements. Cash consideration was $9.3 million. The majority of the assets acquired and liabilities assumed on July 1, 2024 included mortgage loans held for sale of $114.7 million and mortgage warehouse facilities of $109.1 million, which were reported on the Company’s Consolidated Balance Sheet as of that date. The acquisition was accounted for as an asset acquisition under ASC Topic 805.
Crescent Homes
On February 1, 2024, the Company acquired certain assets and assumed certain liabilities, comprising the majority of the homebuilding business of Crescent Homes through wholly-owned DFH subsidiaries, Dream Finders Holdings, LLC, and DFH Crescent, LLC (“DFH Crescent”). This acquisition allowed the Company to expand into the markets of Charleston and Greenville, South Carolina, and Nashville, Tennessee. The cash consideration for the Crescent acquisition was $210.4 million. The cash payments through December 31, 2024 were $188.0 million. During the three months ended March 31, 2025 and 2024, there were no cash payments and $184.0 million of cash payments, respectively.

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
The acquisition was accounted for as a business combination under ASC Topic 805. In determining the purchase price allocation, the Company evaluated Crescent Homes’ assets acquired and liabilities assumed based on their estimated fair values as of February 1, 2024. Goodwill was recorded as the residual amount by which the purchase price plus the fair value of the noncontrolling interest exceeded the fair value of the net assets acquired and is expected to be fully deductible for tax purposes. Goodwill consists primarily of expected synergies of combining operations, the acquired workforce, and growth opportunities, none of which qualify as separately identifiable intangible assets. The fair value of the redeemable noncontrolling interest, inclusive of put and call options, was determined using an income-based approach, coupled with Monte Carlo simulations, which were impacted by various inputs including projected future cash flows, discount rates and market volatility.
The consideration for the total purchase price and related purchase price allocation was as follows (in thousands):

Cash consideration	$210,449
Fair value of the redeemable noncontrolling interest as of the acquisition date	21,451
Total consideration	$231,900
The final purchase price allocation as of February 1, 2025 was as follows (in thousands):

Acquired Value
Inventories	$122,053
Other assets	1,790
Property and equipment	455
Accounts payable	(9,543)
Customer deposits	(8,804)
Accrued expenses	(2,157)
Net assets acquired	$103,794
Goodwill	128,106
Total purchase price	$231,900
During the three months ended March 31, 2025, the Company recorded $6.7 million in purchase price adjustments relating to the net asset value of the Crescent Homes acquisition within other expense (income), net on the Condensed Consolidated Statement of Comprehensive Income, as these adjustments were recognized outside of the measurement period for the acquisition, which ended February 1, 2025.
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
The Company received net proceeds from the issuance and sale of the 2028 Notes of $293.5 million after unamortized debt issuance costs of $6.5 million, which reduce the carrying value of the 2028 Notes reported on the Condensed Consolidated Balance Sheet. The net proceeds from the 2028 Notes were used to repay a portion of the then outstanding balance under the existing revolving credit facility. As of March 31, 2025 and December 31, 2024, unamortized debt issuance costs were $4.6 million and $5.0 million, respectively.

The 2028 Notes are redeemable by the Company prior to August 15, 2025 through the payment of the principal amount due, which can be accomplished through the issuance of certain restricted equity offerings for specified portions of principal notes outstanding, plus specified rates and accrued and unpaid interest, and a make-whole premium in the event 100.0% of the principal amount is redeemed. On or after August 15, 2025, the 2028 Notes are redeemable at specified rates equal to 104.1% of the principal balance, plus accrued and unpaid interest, which periodically decreases to 100% on August 15, 2027. Upon the occurrence of a Change of Control (as defined in the Indenture), the holders of the 2028 Notes will have the right to require the Company to repurchase all or a portion of the 2028 Notes at a price equal to 101% of the aggregate principal amount of the 2028 Notes, plus any accrued and unpaid interest.
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

Credit Agreement
On June 6, 2024 and March 20, 2025, the Company entered into amendments to its existing revolving credit facility (as amended, the “Credit Agreement”). The June 6, 2024 amendments, among other things, (i) provide for an increase in the aggregate commitments under the revolving credit facility to $1.4 billion, subject to a borrowing base; (ii) extend the maturity date from July 17, 2026 to June 4, 2027 for certain new and existing lenders comprising $1.3 billion of the $1.4 billion of aggregate commitments under the Credit Agreement, and; (iii) provide the Company with the ability to incur certain additional unsecured debt. The March 20, 2025 amendments, among other things, changed the borrowing base calculation to include available cash in excess of $25.0 million. Certain of the Company’s subsidiaries guaranteed the Company’s obligations under the Credit Agreement. The amendments also updated the Company’s minimum tangible net worth covenant, which resulted in an increase to the base component of such covenant to $739.0 million. The Credit Agreement includes an accordion feature that allows the aggregate commitments to increase to up to $2.0 billion, subject to a borrowing base.
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
As of March 31, 2025 and December 31, 2024, the outstanding balance under the Credit Agreement was $998.0 million and $700.0 million, respectively. Under the Credit Agreement, the funds available are unsecured and availability under the borrowing base is calculated based on specific advance rates for finished lots, construction in process homes, and finished homes inventory on the Condensed Consolidated Balance Sheets, plus available cash in excess of $25.0 million, as applicable, and reduced for any outstanding unsecured indebtedness permitted under the Credit Agreement, including the 2028 Notes. The Company had unamortized debt issuance costs related to construction lines of credit of $9.6 million and $10.3 million as of March 31, 2025 and December 31, 2024, respectively, included within other assets on the Condensed Consolidated Balance Sheets.
The Credit Agreement contains covenants that, among other things, require that we (i) maintain a maximum debt to capitalization ratio, as of the last day of each fiscal quarter, of 60.0%; (ii) maintain an interest coverage ratio, as of the last day of each fiscal quarter, of not less than 2.0 to 1.0; (iii) maintain a liquidity ratio, as of the last day of each fiscal quarter, of not less than 1.0 to 1.0; (iv) maintain tangible net worth of not less than the sum of (A) $739.0 million, (B) 50.0% of net income earned in each fiscal quarter and (C) 50.0% of the aggregate increases in shareholders’ equity of the consolidated group by reason of the issuance and sale of equity interests of the members of the consolidated group; (v) maintain a risk assets ratio (defined as (A) the sum of the GAAP net book value for all finished lots, lots under development and land held for future development or disposition to (B) tangible net worth), as of the last day of each fiscal quarter, of no more than 1.0 to 1.0; and (vi) not incur indebtedness other than certain permitted indebtedness.
Amortization of debt issuance costs related to the 2028 Notes and the Credit Agreement are recorded as capitalized interest within inventories on the Condensed Consolidated Balance Sheets and are expensed in cost of sales as the homes close.

Mortgage Warehouse Facilities

The Company had the following mortgage warehouse lines of credit and repurchase agreements with various financial institutions as of March 31, 2025 and December 31, 2024 related to Jet HomeLoans. Amounts outstanding under the mortgage warehouse facilities are not guaranteed by DFH, or any of its other subsidiaries and the agreements contain various affirmative and negative covenants applicable solely to Jet HomeLoans that are customary for arrangements of this type. All of the outstanding balances for the borrowings below were collateralized by the mortgage loans held for sale reported on the Condensed Consolidated Balance Sheets (dollars presented in thousands):

	Outstanding Balance
Facility	As of March 31, 2025	As of December 31, 2024	Facility Amount	Interest Rate
Warehouse A(1)	$48,531	$125,532	$100,000	SOFR + 2.13%; floor rate of 5.50%
Warehouse B	43,300	62,783	100,000	SOFR + 1.70%
Warehouse C	50,468	51,147	120,000	SOFR + 2.25%; floor rate of 4.25%
Warehouse D	39,158	50,155	100,000	SOFR + 2.50%; floor rate of 3.00%
Total	$181,457	$289,617	$420,000
(1)The facility amount as of December 31, 2024 was $225 million.
The Company was in compliance with all debt covenants as of March 31, 2025 and December 31, 2024. The Company expects to remain in compliance with all debt covenants over the next 12 months.
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
Inventories consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025	As of December 31, 2024
Construction in process and finished homes	$1,569,054	$1,487,478
Owned land and lots	178,080	133,311
Pre-acquisition land costs	105,526	94,568
Inventories	$1,852,660	$1,715,357

Capitalized interest activity related to the Company’s construction lines of credit and senior unsecured notes, net is summarized in the table below for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Capitalized interest as of beginning of the period	$37,723	$27,311
Interest incurred	26,666	19,036
Interest expensed	—	—
Interest charged to homebuilding cost of sales	(21,606)	(15,508)
Capitalized interest as of end of the period	$42,783	$30,839
The Company reviews the performance and outlook of its inventories for indicators of potential impairment on a quarterly basis at the community level. In addition to considering market and economic conditions, the Company assesses current sales absorption levels and recent profitability. The Company looks for instances where sales prices for a home in backlog or potential sales prices for a future sold home would be at a level at which the carrying value of the home may not be recoverable. There were no inventory impairment charges recorded for the three months ended March 31, 2025 and 2024. The Company reviews lot deposits for impairment on a quarterly basis and will record an impairment charge if it believes it will forfeit its deposit on an individual or portfolio of lots. The Company recorded $0.9 million and $0.1 million of impairments for lot deposits for the three months ended March 31, 2025 and 2024, respectively.
5.    Commitments and Contingencies
Legal Proceedings

The Company is party to legal matters from time to time that are typically derived from the Company’s general business practices, primarily related to the construction of homes. The Company believes that if a claim has merit, parties other than the Company would be, at least in part, liable for the claim, and the eventual outcome of the claim would not have a material adverse effect upon the condensed consolidated financial statements. When it is believed that a loss is probable and estimable, the Company records the estimated contingency loss within the Condensed Consolidated Statements of Comprehensive Income.
On April 28, 2025, the former owner of Crescent Homes and his affiliates filed a complaint in Chancery Court in Delaware against Dream Finders Holdings LLC and DFH Crescent, LLC, both wholly-owned subsidiaries of the Company, for an alleged breach of contract claim related to the Crescent Homes acquisition. The Company intends to defend the lawsuit. At this time, it is not possible to reasonably estimate the probability that either party will prevail.
The Company does not believe that any future outcomes of any claims or lawsuits currently outstanding will have a material adverse effect upon the condensed consolidated financial statements.
Surety Bonds and Letters of Credit
In the ordinary course of business, we obtain surety bonds and letters of credit to cover our land development performance obligations with local municipalities. While substantial development and construction work may already be complete concerning the improvements at these sites, the letters of credit and surety bonds are typically not fully released until all development and construction activities have been completed. As of March 31, 2025 and December 31, 2024, we had outstanding surety bonds of $322.0 million and $297.8 million, respectively, and outstanding letters of credit of $22.3 million and $20.9 million, respectively, which are not reported on the Company’s Condensed Consolidated Balance Sheets.
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

The carrying amounts of the Company’s investments in unconsolidated VIEs, other than the lot option contracts discussed below were $12.1 million and $11.5 million as of March 31, 2025 and December 31, 2024, respectively. The Company’s maximum exposure to loss is limited to its investment in the entities because the Company is not obligated to provide them with any additional capital and does not guarantee any of their debt or other liabilities. Jet HomeLoans, previously an investment in unconsolidated VIEs accounted for under the equity method, is consolidated in the Company’s condensed consolidated financial statements beginning July 1, 2024, when the remaining 40% interest was acquired. Refer to Note 2, Acquisitions for more information.
Under the aforementioned lot option contracts, the Company typically makes a specified earnest money deposit in consideration for the right to purchase finished lots in the future, usually at a predetermined price. The Company concluded that it is not the primary beneficiary of the land bank entities with which it enters into lot option contracts and therefore the Company does not consolidate any of these entities. The Company’s risk of loss related to finished lot option and land bank option deposits and related fees was $623.2 million and $551.9 million as of March 31, 2025 and December 31, 2024, respectively.
7.    Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 was estimated to be 22.7% and 21.4%, respectively. The effective tax rate increase of 1.3% was primarily attributable to decreased tax benefits from stock-based compensation due to an overall lower Company stock price on the vesting date when compared to the grant date for certain awards.

8.    Segment Reporting
The Company primarily operates in the homebuilding business and is organized and reported primarily by region. Our four reportable segments include the Southeast, Mid-Atlantic, Midwest and Financial Services. Our four reportable segments are comprised of the following:
•Southeast (Jacksonville, Orlando and Tampa, Florida and operations in the southeast coast of Florida and southwest Florida; Atlanta and Savannah, Georgia; Hilton Head and Bluffton, South Carolina and Custom Homes operations in northeast Florida)
•Mid-Atlantic (DC Metro; Nashville, Tennessee; Charlotte, Fayetteville, Raleigh and Wilmington, North Carolina; Charleston, Myrtle Beach, and Greenville, South Carolina)
•Midwest (Austin, Dallas, Houston and San Antonio, Texas; Denver, Colorado, and Phoenix, Arizona)
•Financial Services (primarily Jet HomeLoans and DF Title)
The corporate component, which is not considered an operating segment, is reported separately as “Corporate”.
The following tables summarize revenues, significant expenses and income before taxes by segment for the three months ended March 31, 2025 and 2024 (in thousands):

	Southeast	Mid-Atlantic	Midwest	Financial Services	Corporate(1)	Reconciling Items(2)	Consolidated
2025
Total revenues	$307,633	$238,075	$424,400	$19,763	$—	$—	$989,871
Homebuilding cost of sales	247,602	186,734	349,200	—	—	—	783,536
Financial services expense(3)	—	—	—	12,866	—	—	12,866
Selling, general and administrative expense	34,274	30,118	51,904	—	398	—	116,694
Contingent consideration revaluation	—	—	1,022	—	78	—	1,100
Other segment items(4)	(17)	6,807	(318)	72	(2,034)	—	4,510
Income before taxes	$25,774	$14,416	$22,592	$6,825	$1,558	$—	$71,165
2024
Total revenues	$280,498	$209,960	$334,763	$14,313	$—	$(11,734)	$827,800
Homebuilding cost of sales	230,378	172,067	276,195	—	—	—	678,640
Financial services expense(3)	—	—	—	7,359	—	(5,675)	1,684
Selling, general and administrative expense	27,114	19,452	33,301	—	243	—	80,109
Contingent consideration revaluation	—	897	2,008	—	302	—	3,207
Other segment items(4)	187	62	(550)	(769)	(1,959)	(3,635)	(6,664)
Income before taxes	$22,820	$17,482	$23,810	$7,723	$1,414	$(2,424)	$70,824
(1)Corporate includes operations and investments of the corporate component, as well as certain contingent consideration, that the Company does not charge to the segments. In the first quarter of 2025, the Company retrospectively changed its expense allocation method to include additional corporate SG&A expenses that are homebuilding related within the respective homebuilding segment, as the Company believes this presents a more representative view of segment profitability.
(2)Represents reconciling items related to Jet HomeLoans prior to the acquisition on July 1, 2024 and the resulting consolidation. Refer to Note 2, Acquisitions for more information.
(3)Financial services expense primarily consists of salaries, commissions, and benefits.
(4)Other segment items primarily consist of (income) loss from unconsolidated entities, management fees, interest income and rental income. For the three months ended March 31, 2025, other segment items for the Mid-Atlantic segment included purchase price adjustments of $6.7 million related to the Crescent Homes acquisition. See Note 2, Acquisitions for more information.

The following table summarizes total assets and goodwill by segment as of March 31, 2025 and December 31, 2024, (in thousands):

	Assets:		Goodwill:
	As of March 31, 2025	As of December 31, 2024	As of March 31, 2025	As of December 31, 2024
Southeast(1)	$938,179	$793,998	$59,083	$14,003
Mid-Atlantic	802,338	730,843	144,959	144,959
Midwest	1,063,406	1,024,992	141,071	141,071
Financial Services	268,649	386,326	878	280
Corporate(2)	415,420	392,492	—	—
Consolidated	$3,487,992	$3,328,651	$345,991	$300,313
(1)As of March 31, 2025, the Liberty Communities acquisition resulted in $45.1 million of goodwill, predominantly attributable to the acquired Atlanta, Georgia operations included in the Southeast Segment. Refer to Note 2, Acquisitions for more information.
(2)Corporate assets are comprised of, but are not limited to, operating and restricted cash, deferred tax assets, and prepaids and other assets not directly attributable to a reportable segment.
9.    Fair Value Disclosures
Fair value represents the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values are determined using a fair value hierarchy based on the inputs used to measure fair value. Level 1 inputs are unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable and significant to the fair value. The Company applies the fair value hierarchy to certain assets and liabilities remeasured or disclosed at fair value on a recurring basis, including mortgage loans held for sale, derivative assets and liabilities, senior unsecured notes, net, and contingent consideration in connection with certain acquisitions.
The fair value of mortgage loans held for sale are based on either investor commitments or quoted secondary-market prices. Derivative assets and liabilities are associated with interest rate lock commitments (“IRLCs”), whose fair values are derived from forward sale commitment prices, as well as certain unobservable inputs such as estimated costs to originate the loans and the probability that the mortgage loan will fund within the terms of the IRLC (the “pull-through rate”). Mortgage loans in process for IRLCs totaled approximately $102.0 million as of March 31, 2025 and carried a weighted average interest rate of approximately 5.7%. Management believes that carrying the mortgage loans held for sale at fair value and the derivative instruments used to economically hedge them enhances financial reporting by reducing volatility in reported earnings.
The estimated fair value of the 2028 Notes is based on recent trades or quoted market prices for debt of similar terms, including maturity, to achieve comparable yields.
The initial measurement of contingent consideration is based on projected cash flows such as revenues, homebuilding gross margin, overhead expenses and pre-tax income of the acquired business and is discounted to present value using the discounted cash flow method. The remaining estimated contingent consideration payments are subsequently remeasured to fair value as of each reporting date based on actual results achieved, the estimated future earnings of the acquired entities and the re-assessment of risk-adjusted discount rates that reflect current market conditions. Maximum potential exposure for contingent consideration is not estimable based on the contractual terms of the contingent consideration agreements, which allow for a percentage payout based on a potentially unlimited range of pre-tax income amounts.
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

The following table outlines the carrying value and fair value of certain of the Company’s financial instruments (in thousands) as of March 31, 2025 and December 31, 2024:

		As of March 31, 2025		As of December 31, 2024
	Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans held for sale	Level 2	$189,442	$189,442	$303,393	$303,393
IRLCs	Level 3	1,783	1,783	487	487
Senior unsecured notes, net	Level 2	295,386	309,245	295,049	312,876
Contingent consideration	Level 3	69,130	69,130	68,030	68,030
The following table presents a summary of the changes in fair value measurement of contingent consideration (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$68,030	$116,795
Fair value adjustments related to prior year acquisitions(1)	1,100	3,207
Contingent consideration payments(2)	—	(7,046)
Ending balance	$69,130	$112,956
(1)The remeasured fair value of contingent consideration as of March 31, 2025 and March 31, 2024 are primarily associated with the 2021 acquisition of McGuyer Homebuilders, Inc. (“MHI”). As of March 31, 2025, there were 6 months remaining under the contingent consideration agreement. Contingent consideration adjustments related to MHI resulted in expense of $1.1 million and $2.3 million for the three months ended March 31, 2025 and 2024, respectively. Additionally, the earnout period related to the 2020 acquisition of H&H Constructors of Fayetteville, LLC concluded in the third quarter of 2024.
(2)On April 15, 2025, the Company made a contingent consideration payment of $42.5 million related to the 2024 adjusted pre-tax income results of the MHI acquisition.
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
DF Residential II, LP (DF Capital’s “Fund II”) has an exclusive right of first offer on any land bank financing projects that meet its investment criteria and are undertaken by the Company during Fund II’s investment period. The Company, its executive officers and certain directors have investments in Fund II. As of March 31, 2025 and December 31, 2024, the Company had $33.5 million and $37.0 million, respectively, in outstanding lot deposits related to Fund II, controlling 2,921 lots and 3,271 lots, respectively.

On July 30, 2024, DF Capital initiated its first close on DF Residential III, LP (“Fund III”), which included $54.0 million in commitments from the Company’s executive officers and a director. The Company’s investment in Fund III will be determined as part of the final closing, which is expected to occur in the second half of 2025. As of March 31, 2025 and December 31, 2024, the Company had $47.0 million and $47.0 million, respectively, in outstanding lot deposits related to Fund III, controlling 3,529 lots and 3,417 lots, respectively.
11.    Equity
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
As of March 31, 2025, approximately $10.2 million remains available for purchase under the share buyback program. During the three months ended March 31, 2025, under the share buyback program, the Company repurchased 284,564 shares of Class A common stock for an aggregate purchase price of $7.0 million. There were no shares repurchased during the three months ended March 31, 2024.
12.    Earnings Per Share
The following weighted-average shares and share equivalents were used to calculate basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2025 and 2024 (in thousands, except share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$54,903	$54,494
Less: Preferred dividends, net	3,375	3,375
Net and comprehensive income available to common stockholders(1)	$51,528	$51,119
Denominator
Weighted-average number of common shares outstanding - basic	93,550,316	93,325,838
Add: Common stock equivalent shares(2)	7,809,898	6,609,686
Weighted-average number of shares outstanding - diluted	101,360,214	99,935,524
(1)For the diluted earnings per share calculation, $3.4 million and $3.4 million in preferred dividends associated with redeemable preferred stock that are assumed to be converted have been added back to the numerator for the three months ended March 31, 2025 and 2024, respectively.
(2)Since the conversion price of the Company’s redeemable preferred stock is based on an average of the closing price of Class A common stock for the 90 trading days immediately preceding the end of the current period, changes in the price of the Class A common stock may significantly affect the number of additional assumed common shares outstanding under the if-converted method for diluted EPS, while the number of redeemable preferred stock shares outstanding is unchanged. Stock-based compensation awards are excluded from the calculation of diluted EPS in the event they are antidilutive. There were 0.5 million of common stock equivalent shares considered antidilutive that were excluded from the diluted earnings per share calculation for the three months ended March 31, 2025. No common stock equivalent shares were excluded from the diluted earnings per share calculation for the three months ended March 31, 2024.

13.    Subsequent Events
Alliant Title
On April 18, 2025, the Company acquired Colorado-based title insurance underwriter, Alliant National Title Insurance Company, Inc. and a related affiliate (collectively, “Alliant Title”). The Company has not yet completed its evaluation and determination of consideration paid and certain assets and liabilities acquired in accordance with ASC 805. The operations of Alliant Title will be included in the Financial Services segment as of the date of acquisition.
Green River Builders
On May 2, 2025, the Company acquired the majority of the homebuilding assets of Green River Builders, Inc. (“Green River Builders”) allowing us to further expand our operations in the Atlanta, Georgia market. The Company has not yet completed its evaluation and determination of consideration paid and certain assets and liabilities acquired in accordance with ASC 805. The operations of Green River Builders will be included in the Southeast segment as of the date of acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto. Unless the context otherwise requires, the terms “Dream Finders,” ”DFH,” the “Company,” “we,” “us” and “our” refer to Dream Finders Homes, Inc. and its subsidiaries.
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
Homebuyers in our markets continue to grapple with home affordability challenges and we face intense competition from our peers, which resulted in net sales growth for the first quarter of 2025 that fell short of expectations despite an increase from the prior year. Elevated mortgage rates and inflationary pressures, combined with market uncertainty, are keeping homebuyers hesitant. To maintain demand, we have used incentives, including mortgage buydowns, and focused on building affordable speculative inventory. Our asset-light strategy has kept us flexible, allowing us to renegotiate lot option takedowns to match our sales pace.

Despite these challenges, our commitment to growth—through both organic initiatives and acquisitions, including the first quarter of 2025 Liberty Communities acquisition—has driven positive results, reflected in increased homebuilding revenues and closings, which grew by 18% and 16%, respectively.

Looking ahead, we remain optimistic due to the limited supply of affordable homes and favorable demographic trends in the areas we build homes. We believe these factors will continue to support demand and inventory turnover, and we are positioning ourselves for long-term growth through strategic acquisitions and organic expansion.
Recent Developments
Alliant Title Acquisition
On April 18, 2025, the Company acquired Colorado-based title insurance underwriter, Alliant National Title Insurance Company, Inc. and a related affiliate.
Green River Builders
On May 2, 2025, the Company acquired the majority of the homebuilding assets of Green River Builders, Inc. (“Green River Builders”) allowing us to further expand our operations in the Atlanta, Georgia market. Assets acquired include approximately 140 lots and home sites in different stages of construction. Additionally, the Company expects to control over 520 lots as a result of the transaction. The operations of Green River Builders will be included in the Southeast segment as of the date of acquisition.
Expanded Mortgage Capabilities
On March 4, 2025, expanded Jet HomeLoans’ future mortgage servicing capabilities through an acquired mortgage licensing platform with a Federal Home Loan Mortgage Corporation and Government National Mortgage Association-approved lender.

Results of Consolidated Operations
The following table summarizes our results of operations and other financial data (in thousands, except per share amounts) for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Income before taxes:
Homebuilding	$62,782	$64,111
Financial services	6,825	5,299
Other(1)	1,558	1,414
Income before taxes	71,165	70,824
Income tax expense	(16,155)	(15,141)
Net and comprehensive income	55,010	55,683
Net and comprehensive income attributable to noncontrolling interests	(107)	(1,189)
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$54,903	$54,494

Other Financial Data:
Basic EPS(2)	$0.55	$0.55
Diluted EPS(2)	$0.54	$0.55
EBITDA (in thousands)(3)	$116,545	$105,594
EBITDA margin %(3)(4)	11.8%	12.8%
Return on participating equity(5)	28.5%	34.9%

Balance Sheet Data (as of period end):
Cash and cash equivalents	$297,468	$239,428
Construction lines of credit	999,599	710,288
Senior unsecured notes, net	295,386	294,243
Mortgage warehouse facilities	181,457	—
Total mezzanine equity	177,519	177,033
Total Dream Finders Homes, Inc. stockholders’ equity	1,292,094	968,709
Total equity	1,293,849	974,002
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

Results of Homebuilding Operations
The following table sets forth our results of homebuilding operations and other financial data (in thousands) for the periods indicated:

	Three Months Ended March 31,
	2025	2024	Change	% Change
Homebuilding revenues	$970,108	$825,221	$144,887	18%
Homebuilding cost of sales	783,536	678,640	104,896	15%
Selling, general and administrative expense	116,296	79,866	36,430	46%
Loss (income) from unconsolidated entities	1	(144)	145	(101)%
Contingent consideration revaluation(1)	1,022	2,905	(1,883)	(65)%
Other expense (income), net	6,471	(157)	6,628	(4222)%
Income before taxes of homebuilding operations	$62,782	$64,111	$(1,329)	(2)%

Other Financial and Operating Data:
Home closings	1,925	1,655	270	16%
Average sales price of homes closed(2)	$498,284	$494,995	$3,289	1%
Net sales	2,032	1,724	308	18%
Cancellation rate	11.7%	21.0%	(9.3)%	(44)%
Homebuilding gross margin (in thousands)(3)	$186,572	$146,581	$39,991	27%
Homebuilding gross margin %(3)(4)	19.2%	17.8%	1.4%	8%
Adjusted homebuilding gross margin (in thousands)(5)	$270,100	$217,213	$52,887	24%
Adjusted homebuilding gross margin %(4)(5)	27.8%	26.3%	1.5%	6%
Active communities as of period end(6)	258	232	26	11%
Backlog as of period end - units	2,802	4,524	(1,722)	(38)%
Backlog as of period end - value (in thousands)	$1,386,954	$2,321,889	$(934,935)	(40)%
Net homebuilding debt to net capitalization(5)	40.4%	39.9%	0.5%	1%
(1)Contingent consideration revaluation, which is comprised of amounts from the homebuilding segments (“contingent consideration”), excludes $0.1 million and $0.3 million of Corporate contingent consideration expenses for the three months ended March 31, 2025 and 2024, respectively. Corporate amounts represent contingent consideration relating to our homebuilding business that the Company does not charge to the segments.
(2)Average sales price of homes closed is calculated based on homebuilding revenues, adjusted for the impact of percentage of completion revenues, and excluding deposit forfeitures and land sales, over homes closed.
(3)Homebuilding gross margin is homebuilding revenues less homebuilding cost of sales.
(4)Calculated as a percentage of homebuilding revenues.
(5)Adjusted homebuilding gross margin and net homebuilding debt to net capitalization are non-GAAP financial measures. For definitions of these non-GAAP financial measures and reconciliations to our most directly comparable financial measures calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”
(6)A community becomes active once the model is completed or the community has its fifth net sale. A community becomes inactive when it has fewer than five homesites remaining to sell.

The following tables summarize home closings and average sales price (“ASP”) of homes closed by homebuilding segment for the three months ended March 31, 2025 and 2024, as well as active communities as of March 31, 2025 and 2024:

	Three Months Ended March 31, 2025		As of March 31, 2025
Segment	Home Closings	ASP	Active Communities
Southeast	687	$445,901	84
Mid-Atlantic	521	454,581	69
Midwest	717	580,221	105
Total	1,925	$498,284	258

	Three Months Ended March 31, 2024		As of March 31, 2024
Segment	Home Closings	ASP	Active Communities
Southeast	578	$473,608	52
Mid-Atlantic	491	425,452	71
Midwest	586	574,359	109
Total	1,655	$494,995	232

The following table presents income before taxes (in thousands) and homebuilding gross margin (or “gross margin”) percentage by segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
Segment	Income Before Taxes	Gross Margin %	Income Before Taxes	Gross Margin %
Southeast	$25,774	19.5%	$22,820	17.9%
Mid-Atlantic	14,416	21.6	17,482	18.0
Midwest	22,592	17.7	23,810	17.5
Total	$62,782	19.2%	$64,111	17.8%

Homebuilding Revenues. The increase in homebuilding revenues was primarily attributable to 1,925 home closings for the three months ended March 31, 2025, an increase of 270 homes, or 16%, from 1,655 home closings for the three months ended March 31, 2024. The increase was primarily attributable to the Midwest segment, which had an increase of 131 closings with an ASP of $580,221, which is the highest ASP of our homebuilding segments. 107 home closings with an ASP of $358,314 were contributed by the Liberty Communities acquisition, 90 of which were included in the Southeast segment, which had a total increase in home closings of 109. The consolidated ASP of homes closed increased 1% when comparing the three months ended March 31, 2025 to the three months ended March 31, 2024.
Homebuilding Cost of Sales and Homebuilding Gross Margin. The higher homebuilding cost of sales was primarily due to the increase in home closings for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase in homebuilding gross margin as a percentage of homebuilding revenues when comparing the three months ended March 31, 2025 and 2024 was primarily attributable to direct cost reductions and changes in product mix, partially offset by higher land and financing costs. In addition, the Liberty Communities homebuilding gross margin for the quarter ended March 31, 2025 included amortization of purchase accounting adjustments associated with home closings that negatively impacted the homebuilding gross margin percentage by 19 basis points (“bps”).

Southeast. Our Southeast segment total homebuilding revenues for the three months ended March 31, 2025 were $308 million, an increase of $28 million, or 10%, from $280 million for the three months ended March 31, 2024. This increase in revenue was primarily driven by an increase in home closings of 109, or 19%, which was partially offset by a 6% decrease in the ASP of homes closed. Homebuilding gross margin percentage was 19.5% for the three months ended March 31, 2025, representing an increase of 160 bps, or 9%, when compared to the three months ended March 31, 2024. The increase in homebuilding gross margin percentage was mostly the result of direct cost reductions, partially offset by higher land and financing costs and, to a lesser extent, a gross margin of 12.4% for the Liberty Communities operations. Liberty Communities contributed $33 million in homebuilding revenues and 90 home closings with an ASP of $365,447 for the three months ended March 31, 2025.
Excluding Liberty, homebuilding revenues in the Southeast segment decreased by 2% when comparing the three months ended March 31, 2025 and 2024 mostly due to a lower ASP of $458,030, a decrease of $15,578, or 3%, slightly offset by 19, or 3%, more home closings. Without Liberty, homebuilding gross margin percentage was 20.4% for the three months ended March 31, 2025, representing an increase of 250 bps, or 14%, when compared to the three months ended March 31, 2024. The increase in this homebuilding gross margin percentage was primarily the result of direct cost reductions and, to a lesser extent, cycle time improvements, partially offset by higher land and financing costs.
Mid-Atlantic. Our Mid-Atlantic segment total homebuilding revenues for the three months ended March 31, 2025 were $238 million, an increase of $28 million, or 13%, from $210 million for the three months ended March 31, 2024. This revenue growth was primarily driven by an increase in ASP and home closings of $29,129, or 7%, and 30, or 6%, respectively, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Homebuilding gross margin percentage was 21.6% for the three months ended March 31, 2025, representing an increase of 360 bps, or 20%, when compared to the three months ended March 31, 2024. The increase in homebuilding gross margin percentage was mostly the result of direct cost reductions, particularly from the Crescent Ventures, LLC (“Crescent Homes” or “Crescent”) operations which had a gross margin of 24.8%, partially offset by other changes in product mix as well as higher land and financing costs.
Midwest. Our Midwest segment homebuilding revenues for the three months ended March 31, 2025 were $424 million, an increase of $89 million, or 27%, from $335 million for the three months ended March 31, 2024. This increase was primarily due to higher home closings of 131, or 22% and, to a lesser extent, an increase of 1% in the ASP of homes closed. Homebuilding gross margin percentage was 17.7% for the three months ended March 31, 2025, representing an increase of 20 bps, or 1% from 17.5% when compared to the three months ended March 31, 2024. The increase in homebuilding gross margin percentage was due to direct cost reductions, mostly offset by an increase in land and financing costs.
Selling, General and Administrative Expense. Selling, general and administrative expense for the homebuilding segments (“SG&A”) as a percentage of homebuilding revenues was 12.0% for the three months ended March 31, 2025, an increase of 230 bps from 9.7% for the three months ended March 31, 2024, which resulted in an increase of $36 million. The dollar and percentage increase in SG&A was primarily attributable to higher compensation costs of $13 million, largely due to our growth from continued expansion, including the February 2024 acquisition of Crescent, the January 2025 acquisition of Liberty Communities and our operational expansions in Florida and Arizona. Compensation costs for the three months ended March 31, 2025 also included a one-time stock acceleration expense of approximately $4 million. Additionally, for the three months ended March 31, 2025, SG&A included $18 million of spend on forward commitment programs to allow our homebuyers to access lower mortgage interest rates on home loans, representing an $11 million increase when compared to the three months ended March 31, 2024. As a result of the Crescent and Liberty acquisitions described above, there was SG&A of $8 million in the first quarter of 2025 that was not included in the first quarter of 2024.
Contingent Consideration Revaluation. $1 million of the decrease in contingent consideration expense for the three months ended March 31, 2025 was attributable to lower fair value adjustments of future expected earnout payments related to the MHI acquisition, as the earnout period for the MHI acquisition is nearing its completion in the third quarter of 2025, and it is less susceptible to changes in long-term underlying projections. Additionally, the earnout period related to the 2020 acquisition of H&H Constructors of Fayetteville, LLC concluded in the third quarter of 2024.

Other Expense (Income), Net. $7 million of the increase in other expense, net for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was due to purchase price adjustments related to the Crescent acquisition, which were recognized outside of the measurement period. Refer to Note 2, Acquisitions to the condensed consolidated financial statements for additional information.
Income Before Taxes of Homebuilding Operations. The decrease in income before taxes of homebuilding operations during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily attributable to the increases in SG&A and in other expense, net, mostly offset by higher home closings volume and homebuilding gross margin and, to a lesser extent, the reduction in contingent consideration expense, all explained above.
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
As of March 31, 2025 and December 31, 2024, our lot deposits for finished lot option and land bank option contracts were $518 million and $458 million, respectively. As of March 31, 2025 and December 31, 2024, we controlled 60,538 and 54,698 lots, respectively, under finished lot option and land bank option contracts.
In the past, we have supplemented our lot option acquisition strategies by entering into joint venture agreements with external investors to acquire, develop and control lots. Due to the profit sharing requirements of the joint venture agreements, we have transitioned from these joint venture arrangements in favor of the option contract strategies described above.
Controlled Lots Pipeline
The following table presents our controlled lots through option contracts by homebuilding segment as of March 31, 2025 and December 31, 2024:

	As of March 31,	As of December 31,
Segment(1)	2025	2024	% Change
Southeast	23,260	21,362	9%
Mid-Atlantic	20,768	17,099	21%
Midwest	16,510	16,237	2%
Total(2)	60,538	54,698	11%
(1)See Note 8, Segment Reporting to the condensed consolidated financial statements for further explanation of our reportable segments.
(2)As of March 31, 2025 and December 31, 2024, the Company had 593 and 603 controlled lots under built-for-rent contracts, respectively.
Our Active Communities
A community becomes active once the model is completed or the community has its fifth net new order. A community becomes inactive when it has fewer than five units remaining to sell. Active community count is an important metric to forecast future net new orders for our business. As of March 31, 2025, we had 258 active communities, an increase of 26 communities, or 11%, as compared to 232 active communities as of March 31, 2024.

Our active community count excludes communities under the built-for-rent contracts, as all sales to third-party investors occur at one point in time and these communities would have no homesites remaining to sell. As of March 31, 2025, the Company had 5 communities delivering closings under built-for-rent contracts, as compared to 15 communities as of March 31, 2024.
Costs of Building Materials and Labor
Our homebuilding cost of sales includes the acquisition and finance costs of homesites or lots, municipality fees, the costs associated with obtaining building permits, materials and labor to construct the home, interest costs for construction loans, internal and external realtor commissions and other miscellaneous closing costs. Homesite costs range from 30-35% of the average cost of a home. Building materials range from 30-35% of the average cost to build the home, labor ranges from 20-25% of the average cost to build the home, and interest, commissions and closing costs range from 5-10% of the average cost to build the home.
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
The following table presents information concerning our net sales, starts and closings in each of our homebuilding segments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,						Period Over Period Percent Change
	2025			2024
Segment	Net Sales	Starts	Closings	Net Sales	Starts	Closings	Net Sales	Starts	Closings
Southeast(1)	690	560	687	277	788	578	149%	(29)%	19%
Mid-Atlantic	542	587	521	617	613	491	(12)%	(4)%	6%
Midwest	800	790	717	830	832	586	(4)%	(5)%	22%
Total	2,032	1,937	1,925	1,724	2,233	1,655	18%	(13)%	16%
(1)The quarter ended March 31, 2024 included a built-for-rent contract termination discussed further below. Excluding net sales under built-for-rent contracts, net sales in the Southeast segment increased 36% during the quarter ended March 31, 2025 when compared to the quarter ended March 31, 2024. 24% of the increase was due to net sales from the Liberty Communities acquisition on January 23, 2025.
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

The following table presents information concerning our backlog in number of homes, ASP and aggregate value (in thousands) for our homebuilding segments as of the dates set forth below:

	As of March 31,
	2025			2024
Segment	Homes(1)	ASP	Value	Homes(1)	ASP	Value
Southeast(2)	1,230	$429,818	$528,676	1,933	$421,208	$814,195
Mid-Atlantic(3)	718	444,643	319,254	1,202	490,623	589,729
Midwest	854	623,088	532,117	1,389	660,881	917,964
Total	2,802	$494,987	$1,386,954	4,524	$513,238	$2,321,889
(1)Represents the number of homes in backlog from the previous period, plus net sales during the period, minus the number of home closings during the current period.
(2)On January 23, 2025, backlog increased by 76 due to our Liberty Communities acquisition. 106 of the homes in backlog as of March 31, 2025 were attributable to Liberty Communities.
(3)On January 23, 2025, backlog increased by 20 due to our Liberty Communities acquisition. 26 of the homes in backlog as of March 31, 2025 were attributable to Liberty Communities.
Backlog of sold homes as of March 31, 2025 was 2,802 homes valued at approximately $1.4 billion based on ASP, a decrease of 1,722 homes and $0.9 billion in value, or 38% and 40%, respectively, from 4,524 homes valued at approximately $2.3 billion as of March 31, 2024. The overall decrease in backlog was mostly reflective of a continued trend toward move-in ready spec homes relative to pre-order sales and, to a lesser extent, a reduction in built-for-rent contracts in backlog. Spec homes typically result in quicker closings and turnover of the backlog within the same reporting period. Approximately 370 of the homes in our backlog are expected to be delivered in 2026 and beyond.
Southeast. Backlog for the Southeast segment as of March 31, 2025 was 1,230 homes, a decrease of 703 from 1,933 homes as of March 31, 2024. The decrease from prior year was primarily attributable to a continued trend toward more sales of move-in-ready spec homes relative to pre-order sales, partially offset by the backlog acquired from the Liberty Communities acquisition.
Mid-Atlantic. Backlog for the Mid-Atlantic segment as of March 31, 2025 was 718 homes, a decrease of 484 from 1,202 homes as of March 31, 2024. The decrease in backlog from prior year was attributable to the lower net sales relative to closings, especially under built-for-rent contracts, in addition to the continued trend toward more sales of move-in-ready spec homes relative to pre-order sales.
Midwest. Backlog for the Midwest segment as of March 31, 2025 was 854 homes, a decrease of 535 from 1,389 homes as of March 31, 2024. The decrease from prior year was mostly a result of higher closings relative to net sales, as well as the continued trend toward more sales of move-in-ready spec homes relative to pre-order sales.
The following table presents information concerning our cancellation rates for each of our homebuilding segments for the periods set forth below:

	Three Months Ended March 31,
Segment	2025	2024
Southeast	11.2%	51.7%
Mid-Atlantic	14.0%	11.5%
Midwest	10.6%	9.1%
Total(1)	11.7%	21.0%
(1)Our cancellation rate for a given period is calculated as the total number of new sales contracts cancelled during the period, divided by the total number of new home sales contracts entered into during the period.

Our cancellation rate for the three months ended March 31, 2025 was 11.7%, an improvement of 930 basis points when compared to the 21.0% cancellation rate for the three months ended March 31, 2024. In the first quarter of 2024, the Company had one built-for-rent contract of 229 units that was terminated based on a strategic decision to convert the controlled lots into future retail sales. This termination contributed to the elevated cancellation rate in the Southeast segment and at the consolidated level in the prior year. The overall improvement in the cancellation rate in the Southeast segment for the three months ended March 31, 2025 was primarily attributable to the built-for-rent contract previously described. Excluding the impact of all built-for-rent activity, the cancellation rate still represents one of the lowest in the Company’s history, despite a 190 bps increase from the prior year quarter.
Financial Services
Our Financial Services segment provides mortgage financing and title services primarily through our wholly owned subsidiaries, Jet HomeLoans and DF Title, respectively. The following table presents selected financial information and supplemental data for our Financial Services segment for the three months ended March 31, 2025 and 2024 (dollars in thousands, unless otherwise indicated):

	Three Months Ended March 31,
	2025	2024	Change	% Change
Mortgage revenues	$14,908	$—	$14,908	100%
Title services revenues	4,855	2,579	2,276	88%
Total financial services revenues	19,763	2,579	17,184	666%
Financial services expense	12,866	1,684	11,182	664%
Other income, net	12	—	12	100%
(Income) loss from unconsolidated entities	(84)	4,404	(4,488)	(102)%
Financial services income before taxes	$6,825	$5,299	$1,526	29%

Supplemental data(1):
Total originations:
Number of loans	1,187	878	309	35%
Principal (in millions)	$513	$380	$133	35%
Capture rate	78.4%	67.5%	10.9%	16%
Average FICO score	738	745	(7)	(1)%
Funded origination breakdown:
Government (FHA, VA, USDA)	55.8%	42.1%	13.7%	33%
Non-agency	44.2%	57.9%	(13.7)%	(24)%
(1) Supplemental data includes the operations of Jet HomeLoans prior to its consolidation in the Company’s financial statements beginning on July 1, 2024. Refer to Note 2, Acquisitions to the condensed consolidated financial statements for additional information.
The $15 million, or 100%, increase in mortgage revenues, $10 million of the increase in financial services expense and $1 million of the increase in the financial services income before taxes for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, respectively, were all primarily due to the consolidation of Jet HomeLoans beginning July 1, 2024. The income before taxes of Jet HomeLoans prior to July 1, 2024 was included in income from unconsolidated entities in the Condensed Consolidated Statements of Comprehensive Income.
The $2 million, or 88%, increase in title services revenues, $1 million of the increase in financial services expense and $1 million of the increase in financial services income before taxes for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, respectively, were primarily the result of DF Title’s expansion of operations into the Texas market. Our Texas market was previously serviced by our unconsolidated title joint ventures, which resulted in a partially offsetting impact to financial services income before taxes.

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
The following table presents a reconciliation of adjusted homebuilding gross margin to the GAAP financial measure of homebuilding gross margin for each of the periods indicated (unaudited and in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024
Homebuilding gross margin(1)	$186,572	$146,581
Interest expense in homebuilding cost of sales(2)	41,805	30,742
Amortization in homebuilding cost of sales(3)	1,329	4,582
Commission expense	40,394	35,308
Adjusted homebuilding gross margin	$270,100	$217,213
Homebuilding gross margin %(4)	19.2%	17.8%
Adjusted homebuilding gross margin %(4)	27.8%	26.3%
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

The following table presents a reconciliation of EBITDA to the GAAP financial measure of net income for each of the periods indicated (unaudited and in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024
Net and comprehensive income attributable to Dream Finders Homes, Inc.	$54,903	$54,494
Interest income	(916)	(1,562)
Interest charged to homebuilding cost of sales(1)	41,805	30,742
Income tax expense	16,155	15,141
Depreciation and amortization(2)	4,598	6,779
EBITDA	$116,545	$105,594
EBITDA margin %(3)	11.8%	12.8%
(1) Includes interest charged to homebuilding cost of sales related to our construction lines of credit and senior unsecured notes, net, as well as lot option fees.
(2) Includes amortization of purchase accounting adjustments from our acquisitions.
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

The following table presents a reconciliation of net homebuilding debt to net capitalization to the GAAP financial measure of total debt to total capitalization for each of the periods indicated (unaudited and in thousands, except percentages):

	As of March 31,
	2025	2024
Total debt	$1,476,442	$1,004,531
Total mezzanine equity	177,519	177,033
Total equity	1,293,849	974,002
Total capitalization	$2,947,810	$2,155,566
Total debt to total capitalization	50.1%	46.6%

Total debt	$1,476,442	$1,004,531
Less: Mortgage warehouse facilities	181,457	—
Less: Cash and cash equivalents	297,468	239,428
Net homebuilding debt	$997,517	$765,103
Total mezzanine equity	177,519	177,033
Total equity	1,293,849	974,002
Net capitalization	$2,468,885	$1,916,138
Net homebuilding debt to net capitalization	40.4%	39.9%
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
Our principal uses of capital are for lot deposits, lot purchases just-in-time for construction, vertical home construction, operating expenses, the payment of routine liabilities, business acquisitions and the origination of mortgage loans. Total cash consideration as of March 31, 2025 and 2024 for business acquisitions closed during the three months ended March 31, 2025 and 2024 was $119 million and $207 million, respectively. Refer to Note 2, Acquisitions to the condensed consolidated financial statements for more information.

As of March 31, 2025 and December 31, 2024, our cash and total liquidity were as follows (in thousands):

	As of March 31, 2025	As of December 31, 2024
Borrowing base(1)	$1,390,000	$1,254,094
Outstanding balance under Credit Agreement	(998,000)	(700,000)
Letters of credit outstanding(2)	(12,449)	(12,449)
Availability under Credit Agreement	$379,551	$541,645
Cash and cash equivalents(3)	297,468	274,384
Total liquidity	$677,019	$816,029
(1)As of March 31, 2025 and December 31, 2024, the borrowing base under the Credit Agreement was reduced by the principal amount of the 2028 Notes of $300 million. As of March 31, 2025, the borrowing base calculation included available cash in excess of $25 million. Refer to Note 3, Debt for additional information.
(2)The availability under the Credit Agreement is reduced by outstanding letters of credit that are not cash collateralized.
(3)Represents cash and cash equivalents on the Condensed Consolidated Balance Sheets, which includes cash and cash equivalents related to financial services operations, which are not subject to restrictions and are regularly remitted to Corporate.
As of March 31, 2025, the Credit Agreement had an aggregate commitment of up to $1.4 billion. The Credit Agreement will mature on June 4, 2027. Certain of our subsidiaries guaranteed the Company’s obligations under the Credit Agreement and the 2028 Notes. As of March 31, 2025, we were in compliance with the covenants set forth for all of our debt obligations. Refer to Note 3, Debt, to the condensed consolidated financial statements for more information on the Credit Agreement, 2028 Notes and the mortgage warehouse facilities.
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

The above cash and land-light strategies allow us to maintain an adequate lot supply in our existing markets and support ongoing growth and profitability. We continue to operate in geographic regions with consistent increases in demand for new homes and constrained lot and inventory supply compared to population and job growth trends. We intend to continue to reinvest our earnings into our business and focus on expanding our operations. In addition, as the opportunity to purchase finished lots in desired locations becomes increasingly more limited and competitive, we are committed to allocating additional liquidity to land bank deposits on land development projects, as this strategy mitigates the risks associated with holding undeveloped land on our balance sheet, while allowing us to control adequate lot supply in our key markets to support forecasted growth. As of March 31, 2025 and December 31, 2024, our lot deposits related to finished lot option contracts and land bank option contracts were $518 million and $458 million, respectively.
We continue to evaluate our overall capital structure and explore options to strengthen our balance sheet. We will remain opportunistic while assessing available capital in the debt and equity markets.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(44,711)	$(247,531)
Net cash used in investing activities	(115,591)	(186,011)
Net cash provided by financing activities	168,578	152,906
Net cash used in operating activities was $45 million for the three months ended March 31, 2025, compared to $248 million of net cash used in operating activities for the three months ended March 31, 2024. The change in net cash used in operating activities was primarily driven by a $114 million decrease of mortgage loans held for sale from the beginning of the current period and lower increases in inventories of $112 million when compared to the prior year quarter, mostly as a result of fewer starts and a higher volume of closings, partially offset by higher lot deposits of $34 million. The change in net cash used in operating activities are net of the effects of the Crescent Homes and Liberty Communities acquisitions.
Net cash used in investing activities was $116 million for the three months ended March 31, 2025, compared to $186 million of net cash used in investing activities for the three months ended March 31, 2024, primarily attributable to $111 million in cash paid for the Liberty acquisition during the three months ended March 31, 2025, compared to $184 million in cash paid for the Crescent acquisition during the three months ended March 31, 2024.
Net cash provided by financing activities was $169 million for the three months ended March 31, 2025, compared to $153 million of net cash provided by financing activities for the three months ended March 31, 2024. The change in net cash provided by financing activities was primarily attributable to net proceeds from our homebuilding debt of $298 million used to release housing starts and purchase lots for our homebuilding operations, compared to $180 million of net homebuilding proceeds during the three months ended March 31, 2024, partially offset by $108 million of net repayments of mortgage warehouse facilities during the three months ended March 31, 2025. The mortgage warehouse facilities are associated with our third quarter of 2024 acquisition of Jet HomeLoans.
Redeemable Noncontrolling Interests
Based on the terms of the purchase agreement, at the time of an acquisition, we may issue redeemable noncontrolling interest. Redeemable noncontrolling interest is reported within mezzanine equity on the Company’s Condensed Consolidated Balance Sheets at the greater of the initial carrying amount (its fair value on the acquisition date) adjusted for the noncontrolling interest’s share of net income (loss) less distributions or its redemption value. After achieving the minimum earnings threshold, the amount of net and comprehensive income that is attributable to the redeemable noncontrolling interest will be presented within net and comprehensive income attributable to noncontrolling interests on the Condensed Consolidated Statements of Comprehensive Income. As of March 31, 2025, the redeemable noncontrolling interests totaled $29 million, of which no amount was redeemable within 12 months. Refer to Note 2, Acquisitions to our condensed consolidated financial statements for more information on redeemable noncontrolling interests related to current period business combinations.

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
The Board of Directors of the Company (the “Board of Directors”) has the authority to issue one or more series of preferred stock, par value $0.01 per share, without stockholder approval. Refer to Note 12 to the consolidated financial statements within our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for further details on the terms of the redeemable preferred stock.
Contractual Obligations
Except for the changes related to the March 20, 2025 amendments to our revolving credit facility discussed in Note 3, Debt to the condensed consolidated financial statements, for the three months ended March 31, 2025, there have been no material changes to our contractual obligations previously described under the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2025 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Recent Accounting Pronouncements
Refer to Note 1, Nature of Business and Significant Accounting Policies to our condensed consolidated financial statements.
Off-Balance Sheet Arrangements
Asset-Light Lot Acquisition Strategy
We operate an asset-light and capital-efficient lot acquisition strategy primarily through finished lot option contracts and land bank option contracts. Refer to “—Land Acquisition and Development Process” for more information.
Surety Bonds, Letters of Credit and Financial Guarantees
We enter into surety bonds and letters of credit arrangements with local municipalities, government agencies and land developers. These arrangements relate to certain performance-related obligations and serve as security for certain land option agreements.
As of March 31, 2025, we had outstanding surety bonds and letters of credit totaling $322 million and $22 million, respectively. We believe we will fulfill our obligations under the related arrangements and do not anticipate any material losses under these surety bonds and letters of credit.

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
•trends with respect to interest rates, cancellation rates and demand for affordable housing;
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
We caution you that these forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. These risks include, but are not limited to, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and those indicated in Item 1A in this quarterly report on Form 10-Q. Should one or more of such risks or uncertainties occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2025. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of March 31, 2025 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.
Changes in Internal Controls
Liberty Communities
We completed the Liberty Communities acquisition on January 23, 2025, which is discussed in detail in Note 2, Acquisitions to the condensed consolidated financial statements. Our assessment of the effectiveness of the Company’s disclosure controls and procedures did not encompass the internal controls over financial reporting of Liberty Communities. This decision aligns with the general guidance from the SEC Staff, allowing the exclusion of an assessment of a recently acquired business from management’s scope for an internal controls audit for up to one year post-acquisition. Liberty Communities contributed approximately 4% to our total revenues for the quarter ended March 31, 2025. As of March 31, 2025, the total assets of the acquired business represented about 3% of total consolidated assets, mainly comprising inventory and goodwill.
With the completion of the Liberty Communities acquisition, we are in the process of implementing internal controls over significant processes at Liberty Communities, which we consider appropriate and necessary given the integration level. As the integration progresses, we will continuously evaluate Liberty Communities’ internal controls and processes, further integrating them with those of the Company within a year of the acquisition.
Jet HomeLoans
We acquired the remaining equity interest in Jet HomeLoans on July 1, 2024, which is discussed in detail in Note 2, Acquisitions to the condensed consolidated financial statements. Our assessment of the effectiveness of the Company’s disclosure controls and procedures did not encompass the internal controls over financial reporting of Jet HomeLoans. This decision aligns with the general guidance from the SEC Staff, allowing the exclusion of an assessment of a recently acquired business from management’s scope for an internal controls audit for up to one year post-acquisition. Jet HomeLoans contributed approximately 2% to our total revenues for the quarter ended March 31, 2025. As of March 31, 2025, the total assets of the acquired business represented about 7% of total consolidated assets, mainly comprising mortgage loans held for sale.
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
Other than the ongoing integrations of Jet HomeLoans and Liberty Communities described above, there have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to ongoing legal proceedings in the ordinary course of business. Refer to Note 5, Commitments and Contingencies—Legal Proceedings to our condensed consolidated financial statements for additional information regarding certain ongoing litigation.
ITEM 1A. RISK FACTORS
There are numerous factors that affect our business and results of operations, many of which are beyond our control. Refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which contains descriptions of significant risks that have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as set forth below, there have been no material changes to risk factors previously disclosed in the reports cited above.

Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business and results of operations.

Our business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. For example, on March 12, 2025, the U.S. government imposed a 25% tariff on steel imports, and on April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. These actions are unprecedented, have caused substantial uncertainty and volatility in financial markets.

Our business requires access to an array of imported materials and goods that are used in connection with the construction and delivery of our homes, including but not limited to, lumber and steel. Any imposition of or increase in tariffs on imports of building materials, as well as corresponding price increases for such materials available domestically, could increase our construction costs.

Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced demand for the purchase of homes. Such conditions could have a material adverse impact on our business, results of operations and cash flows. Also, disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital.

Changes in tariffs and trade restrictions can be announced with little or no advance notice. The adoption and expansion of tariffs or other trade restrictions, increasing trade tensions, or other changes in governmental policies related to taxes, tariffs, trade agreements or policies, are difficult to predict, which makes attendant risks difficult to anticipate and mitigate. If we are unable to navigate further changes in U.S. or international trade policy, it could have a material adverse impact on our business and results of operations.

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
We expect to execute any transactions under the share buyback program through a combination of Rule 10b5-1 trading plans and transactions made in compliance with Rule 10b-18. The actual timing, number and value of shares repurchased under the share buyback program will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading plans, price, general business and market conditions, and alternative investment opportunities. The share buyback program does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time. The following table provides information with respect to repurchases of shares of Class A common stock by the Company during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2025 - 1/31/2025	—	$—	—	$17,174,229
2/1/2025 - 2/28/2025	9,575	24.08	9,575	16,943,704
3/1/2025 - 3/31/2025	274,989	24.49	274,989	10,209,550
Total	284,564	$24.47	284,564

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
Directors and Executive Officers. Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act (“Rule 10b5-1”) and in compliance with guidelines specified by the Company. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s equity plans (“Rule 10b5-1 Trading Plans”). Under a Rule 10b5-1 Trading Plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted, terminated or modified by our directors and executive officers during the three months ended March 31, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Adoption, Termination or Modification	Date of Adoption, Termination or Modification	Scheduled Expiration Date of Plan	Number of Shares to be Sold under the Plan
Patrick O. Zalupski President, Chief Executive Officer and Chairman of the Board of Directors	Adoption	March 4, 2025	December 31, 2025	1,000,000
ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Dream Finders Homes, Inc.

Date:	May 6, 2025	/s/ Patrick O. Zalupski
Patrick O. Zalupski President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	May 6, 2025	/s/ L. Anabel Ramsay
L. Anabel Ramsay Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)