Form 10-Q
period 2025-06-30
Dream Finders Homes, Inc.
filed 2025-07-31
CIK 1825088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 25, 2025, there were 35,155,531 shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding and 57,726,153 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. DREAM FINDERS HOMES, INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$210,320	$274,384
Restricted cash	48,083	65,441
Accounts receivable	43,859	34,126
Inventories	1,990,807	1,715,357
Lot deposits	531,193	458,303
Other assets	283,677	165,880
Investments in unconsolidated entities	12,082	11,454
Mortgage loans held for sale	152,261	303,393
Goodwill	377,772	300,313
Total assets	$3,650,054	$3,328,651

Liabilities
Accounts payable	$173,972	$147,143
Accrued liabilities	283,290	281,465
Customer deposits	84,824	125,601
Revolving credit facility and other borrowings	1,140,353	701,386
Senior unsecured notes, net	295,712	295,049
Mortgage warehouse facilities	144,287	289,617
Contingent consideration	13,891	68,030
Total liabilities	2,136,329	1,908,291
Commitments and contingencies (Note 5)
Mezzanine Equity
Redeemable preferred stock	148,500	148,500
Redeemable noncontrolling interests	29,539	21,451
Equity
Class A common stock, $0.01 per share, 289,000,000 authorized, 36,667,477 and 36,002,077 issued as of June 30, 2025 and December 31, 2024, respectively	367	360
Class B common stock, $0.01 per share, 61,000,000 authorized, 57,726,153 issued as of June 30, 2025 and December 31, 2024	577	577
Accumulated other comprehensive income	583	—
Additional paid-in capital	288,429	281,559
Retained earnings	1,074,986	970,253
Treasury stock, at cost, 1,281,197 and 291,229 shares of Class A common stock as of June 30, 2025 and December 31, 2024, respectively	(30,847)	(7,827)
Total Dream Finders Homes, Inc. stockholders’ equity	1,334,095	1,244,922
Noncontrolling interests	1,591	5,487
Total equity	1,335,686	1,250,409
Total liabilities, mezzanine equity and equity	$3,650,054	$3,328,651
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Homebuilding	$1,099,580	$1,052,236	$2,069,688	$1,877,457
Financial services	50,925	3,511	70,688	6,090
Total revenues	1,150,505	1,055,747	2,140,376	1,883,547
Homebuilding cost of sales	917,871	852,837	1,701,407	1,531,477
Financial services expense	40,058	2,072	52,924	3,756
Selling, general and administrative expense	134,699	96,854	251,393	176,963
Income from unconsolidated entities	(17)	(5,299)	(197)	(10,202)
Contingent consideration revaluation	(12,706)	4,638	(11,606)	7,845
Other (income) expense, net	(3,464)	(1,363)	1,226	(3,124)
Income before taxes	74,064	106,008	145,229	176,832
Income tax expense	(17,525)	(23,245)	(33,680)	(38,386)
Net income	56,539	82,763	111,549	138,446
Net loss (income) attributable to noncontrolling interests	41	(1,820)	(66)	(3,009)
Net income attributable to Dream Finders Homes, Inc.	$56,580	$80,943	$111,483	$135,437

Earnings per share
Basic	$0.57	$0.83	$1.12	$1.38
Diluted	$0.56	$0.81	$1.10	$1.35
Weighted-average number of shares
Basic	93,444,326	93,722,953	93,495,455	93,524,396
Diluted	101,913,888	100,125,681	101,635,185	100,030,603
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three months ended June 30, 2025
(In thousands, except share amounts)
(Unaudited)

	Dream Finders Homes, Inc. Stockholders' Equity
	Common Stock - Class A		Common Stock - Class B		Accumulated Other Comprehensive Income	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity	Redeemable Preferred Stock		Redeemable Noncontrolling Interests
	Shares Outstanding	Amount	Shares Outstanding	Amount							Shares	Amount
Balance as of March 31, 2025	36,010,368	$365	57,726,153	$577	$—	$284,161	$1,021,781	$(14,790)	$1,755	$1,293,849	150,000	$148,500	$29,019
Stock-based compensation	—	—	—	—	—	5,307	—	—	—	5,307	—	—	—
Vesting of stock-based compensation	127,627	2	—	—	—	(2)	—	—	—	—	—	—	—
Withholding of common stock for taxes	(46,311)	—	—	—	—	(1,037)	—	—	—	(1,037)	—	—	—
Repurchases of common stock	(705,404)	—	—	—	—	—	—	(16,057)	—	(16,057)	—	—	—
Distributions	—	—	—	—	—	—	—	—	(123)	(123)	—	—	—
Preferred stock dividends declared	—	—	—	—	—	—	(3,375)	—	—	(3,375)	—	—	—
Noncontrolling interest issued in business combination	—	—	—	—	—	—	—	—	—	—	—	—	520
Net income	—	—	—	—	—	—	56,580	—	(41)	56,539	—	—	—
Other comprehensive income, net of tax	—	—	—	—	583	—	—	—	—	583	—	—	—
Balance as of June 30, 2025	35,386,280	$367	57,726,153	$577	$583	$288,429	$1,074,986	$(30,847)	$1,591	$1,335,686	150,000	$148,500	$29,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
Six months ended June 30, 2025
(In thousands, except share amounts)
(Unaudited)

	Dream Finders Homes, Inc. Stockholders' Equity
	Common Stock - Class A		Common Stock - Class B		Accumulated Other Comprehensive Income	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity	Redeemable Preferred Stock		Redeemable Noncontrolling Interest
	Shares Outstanding	Amount	Shares Outstanding	Amount							Shares	Amount
Balance as of December 31, 2024	35,710,848	$360	57,726,153	$577	$—	$281,559	$970,253	$(7,827)	$5,487	$1,250,409	150,000	$148,500	$21,451
Stock-based compensation	—	—	—	—	—	14,760	—	—	—	14,760	—	—	—
Vesting of stock-based compensation	982,856	10	—	—	—	(10)	—	—	—	—	—	—	—
Withholding of common stock for taxes	(317,456)	(3)	—	—	—	(7,880)	—	—	—	(7,883)	—	—	—
Repurchases of common stock	(989,968)	—	—	—	—	—	—	(23,020)	—	(23,020)	—	—	—
Distributions	—	—	—	—	—	—	—	—	(3,962)	(3,962)	—	—	—
Preferred stock dividends declared	—	—	—	—	—	—	(6,750)	—	—	(6,750)	—	—	—
Noncontrolling interest issued in business combination	—	—	—	—	—	—	—	—	—	—	—	—	8,088
Net income	—	—	—	—	—	—	111,483	—	66	111,549	—	—	—
Other comprehensive income, net of tax	—	—	—	—	583	—	—	—	—	583	—	—	—
Balance as of June 30, 2025	35,386,280	$367	57,726,153	$577	$583	$288,429	$1,074,986	$(30,847)	$1,591	$1,335,686	150,000	$148,500	$29,539
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
Three months ended June 30, 2024
(In thousands, except share amounts)
(Unaudited)

	Dream Finders Homes, Inc. Stockholders' Equity
	Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity	Redeemable Preferred Stock		Redeemable Noncontrolling Interest
	Shares Outstanding	Amount	Shares Outstanding	Amount						Shares	Amount
Balance as of March 31, 2024	34,419,949	$344	59,226,153	$592	$268,242	$699,531	—	$5,293	$974,002	150,000	$148,500	$28,533
Stock-based compensation	—	—	—	—	5,063	—	—	—	5,063	—	—	—
Vesting of stock-based compensation	128,953	1	—	—	(1)	—	—	—	—	—	—	—
Withholding of common stock for taxes	(46,825)	—	—	—	(2,008)	—	—	—	(2,008)	—	—	—
Repurchases of common stock	(71,833)	—	—	—	—	—	(1,846)	—	(1,846)			—
Distributions	—	—	—	—	—	—	—	(3,018)	(3,018)	—	—	—
Preferred stock dividends declared	—	—	—	—	—	(3,375)	—	—	(3,375)	—	—	—
Noncontrolling interest issued in business combination	—	—	—	—	—	—	—	—	—	—	—	(7,082)
Net income	—	—	—	—	—	80,943	—	1,820	82,763	—	—	—
Balance as of June 30, 2024	34,430,244	$345	59,226,153	$592	$271,296	$777,099	$(1,846)	$4,095	$1,051,581	150,000	$148,500	$21,451
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
Six months ended June 30, 2024
(In thousands, except share amounts)
(Unaudited)

	Dream Finders Homes, Inc. Stockholders' Equity
	Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity	Redeemable Preferred Stock		Redeemable Noncontrolling Interest
	Shares Outstanding	Amount	Shares Outstanding	Amount						Shares	Amount
Balance as of December 31, 2023	32,882,124	$329	60,226,153	$602	$275,241	$648,412	$—	$13,066	$937,650	150,000	$148,500	$—
Stock-based compensation	—	—	—	—	8,525	—	—	—	8,525	—	—	—
Vesting of stock-based compensation	952,669	9	—	—	(9)	—	—	—	—	—	—	—
Withholding of common stock for taxes	(332,716)	(3)	—	—	(12,461)	—	—	—	(12,464)	—	—	—
Class B common stock exchanged for class A common stock	1,000,000	10	(1,000,000)	(10)	—	—	—	—	—	—	—	—
Repurchases of common stock	(71,833)	—	—	—	—	—	(1,846)	—	(1,846)	—	—	—
Distributions	—	—	—	—	—	—	—	(11,980)	(11,980)	—	—	—
Preferred stock dividends declared	—	—	—	—	—	(6,750)	—	—	(6,750)	—	—	—
Noncontrolling interest issued in business combination	—	—	—	—	—	—	—	—	—	—	—	21,451
Net income	—	—	—	—	—	135,437	—	3,009	138,446	—	—	—
Balance as of June 30, 2024	34,430,244	$345	59,226,153	$592	$271,296	$777,099	$(1,846)	$4,095	$1,051,581	150,000	$148,500	$21,451
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$111,549	$138,446
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	7,070	4,799
Amortization of lease right-of-use assets	7,847	3,573
Stock-based compensation	14,760	8,525
Deferred income tax benefit	6,871	9,406
Contingent consideration revaluation	(11,606)	7,845
Payments of contingent consideration	(20,263)	(29,259)
Other, net	851	(3,702)
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(5,663)	(2,129)
Inventories	(169,879)	(332,996)
Lot deposits	(66,427)	(52,351)
Other assets	(30,602)	(6,229)
Mortgage loans held for sale	151,132	—
Accounts payable and accrued liabilities	(67,408)	(51,721)
Customer deposits	(41,431)	(52,335)
Net cash used in operating activities	(113,199)	(358,128)
Cash flows from investing activities
Purchase of property and equipment	(13,470)	(3,892)
Proceeds from disposals of property and equipment	191	67
Investments in unconsolidated entities	(1,937)	(1,562)
Return of investments from unconsolidated entities	1,086	—
Payments for acquisitions	(183,104)	(184,323)
Purchase of investment securities	(2,022)	—
Proceeds from sales and maturities of investment securities	2,001	—
Net cash used in investing activities	(197,255)	(189,710)
Cash flows from financing activities
Proceeds from revolving credit facility and other borrowings	791,141	460,620
Repayments on revolving credit facility and other borrowings	(352,174)	(100,128)
Proceeds from mortgage warehouse facilities	151,616	—
Repayments on mortgage warehouse facilities	(296,946)	—
Payments of debt issuance costs	(720)	(6,982)
Payments of preferred stock dividends	(6,750)	(3,375)
Payments for common stock withheld for taxes	(7,883)	(12,464)
Repurchases of common stock	(23,020)	(1,846)
Distributions to noncontrolling interests	(3,962)	(11,980)
Payments of contingent consideration	(22,270)	(27,832)
Net cash provided by financing activities	229,032	296,013

Net decrease in cash, cash equivalents and restricted cash	(81,422)	(251,825)
Cash, cash equivalents and restricted cash at beginning of period	339,825	548,456
Cash, cash equivalents and restricted cash at end of period	$258,403	$296,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$210,320	$274,797
Restricted cash	48,083	21,834
Total cash, cash equivalents and restricted cash	$258,403	$296,631

Supplemental disclosures of cash payments:
Cash paid for interest	$126,758	$87,847
Cash paid for income taxes, net of refunds(1)	$91,107	$105,991

Supplemental disclosures of noncash activities:
Noncash investing activities
Noncontrolling interests issued in business combinations(2)	$8,088	$21,451
Accrued cash consideration for business combinations(3)	6,712	26,126
Noncash financing activities
Dividends accrued on preferred stock	$—	$3,375
Total noncash investing and financing activities	$14,800	$50,952
(1)Includes payments for purchased tax credits of $5.7 million and $36.6 million related to 2025 and 2024 income tax expense, respectively, for the six months ended June 30, 2025. Includes payments for purchased tax credits of $2.1 million related to 2024 income tax expense for the six months ended June 30, 2024.
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

DREAM FINDERS HOMES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Nature of Business and Significant Accounting Policies
Nature of Business
Dream Finders Homes, Inc., a Delaware corporation incorporated in 2020, (together with its subsidiaries, “Dream Finders”, “DFH” or the “Company”) designs, builds, and sells homes in markets throughout the United States. The homebuilding operations are structured regionally into three reportable segments—Southeast, Mid-Atlantic, and Midwest. The Company also operates a financial services reportable segment, which provides mortgage banking solutions and title insurance services—inclusive of agency and underwriting services—through its wholly-owned subsidiaries Jet HomeLoans, LP (“Jet HomeLoans”), DF Title, LLC doing business as Golden Dog Title & Trust and Golden Dog Title (“DF Title”) and Alliant National Title Insurance Company, Inc. (“Alliant Title”). Additionally, the Financial Services segment offers homeowners insurance and ancillary products to homebuyers through the Company’s wholly-owned insurance broker.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) for interim financial information and with instructions to Form 10-Q and Regulation S-X. The condensed consolidated financial statements include the accounts of DFH, its wholly-owned subsidiaries and any investments that may qualify for consolidation treatment. The noncontrolling interests represent equity interests held by others in certain of the Company’s subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated financial statements and related notes do not include all of the information and footnotes required by GAAP for a complete set of financial statements. As such, the accompanying statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
As discussed further in Note 2, Acquisitions, on April 18, 2025, the Company acquired Alliant Title, a title insurance underwriter, which was consolidated in the Company’s condensed consolidated financial statements as of the date of acquisition within the Financial Services segment. Additionally, outlined below are certain accounting policies applicable to the acquired business.
Title Insurance Revenue Recognition
Title insurance premiums are recognized as revenue at the time of settlement of the related real estate transaction, as the earnings process is then considered complete. Title insurance premium revenue is included within financial services revenues on the Condensed Consolidated Statements of Operations. Expenses typically associated with premiums, including agent commissions, premium taxes, and a provision for future claims are recognized concurrent with the recognition of the related premium revenue and are included within financial services expense on the Condensed Consolidated Statements of Operations.
Available-For-Sale Debt Securities
Investments in available-for-sale (“AFS”) debt securities are reported at fair value within other assets on the Condensed Consolidated Balance Sheets. Changes in unrealized gains and losses, net of tax, are recorded as a component of accumulated other comprehensive income. Realized gains and losses on sales and maturities of securities are reported within other income or other expense on the Condensed Consolidated Statements of Operations. Realized gains and losses on sales of AFS debt securities are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade-date basis.

The Company evaluates AFS debt securities in an unrealized loss position on a regular basis for potential credit loss. Factors considered in determining whether a loss is credit-related include, but are not limited to, the financial condition and prospects of the issuer, including credit ratings and analyst reports. If the Company has the intent to sell an AFS debt security or it is more likely than not it will be required to sell the security before recovery, the security will be written down to current fair value, with a corresponding impairment loss recorded within other expense in the Condensed Consolidated Statements of Operations, net of any amount previously recognized as an allowance for expected credit loss. If the Company does not have the intent to sell or it is more likely than not that it will not be required to sell the security before recovery, an allowance for expected credit loss is established and recorded within other expense in the Condensed Consolidated Statements of Operations, net of any amount previously recognized as an allowance for expected credit loss. All non-credit related portions of potential loss, typically due to changes in market interest rates and other market conditions, are considered unrealized losses and are recorded in accumulated other comprehensive income.
Reserve for Title Claim Losses
The Company’s reserve for title claim losses is based on the prior period’s reserve balance for title claim losses, increased by the current period provision for title claim losses and reduced by actual paid claims. The reserve for title claim losses is included within accrued liabilities on the Condensed Consolidated Balance Sheets.
The current provision for estimated future claim payments is calculated by applying an estimated loss provision rate to current period title insurance premiums. The estimated loss provision rate is based on estimated amounts required to settle claims which have been reported and claims that have been incurred but not reported (“IBNR”), which may be reported in the future. The Company continually refines its reserve estimates as current loss experience develops and credible data emerges. Due to variances between actual and expected loss payments, loss development is subject to variability.
In the ordinary course of business, the Company limits its maximum claim loss exposure by reinsuring certain risks with other insurers, including excess of loss risk policies issued by accredited reinsurers.
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
Reclassifications
Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform to the 2025 presentation, including the reclassifications of right-of-use assets and property and equipment, net into other assets, and lease liabilities into accrued liabilities—all reported on the Condensed Consolidated Balance Sheets. These reclassifications had no impact on the Company’s total assets, total equity, revenues or net income in its condensed consolidated financial statements.
Recent Accounting Pronouncements
In November 2024, the FASB issued Accounting Standard Update (“ASU”) Number 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“ASU 2024-03”). ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. Annual disclosure requirements under ASU 2024-03 will become effective for the fiscal year ending December 31, 2027, and interim disclosure requirements will become effective beginning in the first quarter of 2028. The Company is currently evaluating the adoption of ASU 2024-03 on its condensed consolidated financial statements.
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

2.     Acquisitions
Financial Services
Alliant Title
On April 18, 2025, the Company acquired Colorado-based title insurance underwriter, Alliant National Title Insurance Company, Inc. and a related affiliate (collectively, “Alliant Title”) for $40.2 million. The purpose of this acquisition was to expand the Company’s financial services offerings to include title underwriting. The acquisition was accounted for as a business combination under ASC Topic 805 and the operations are included in the Financial Services segment as of the date of acquisition.
The total fair value of the assets acquired and the liabilities assumed (“acquired net assets”) primarily resulted in recording $44.5 million of other assets and $35.4 million in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet as of the acquisition date, mostly related to AFS debt securities and reserve for title claim losses, respectively. The excess of the aggregate purchase price over the aggregate fair value of the acquired net assets was recorded as goodwill of $24.3 million, all of which was assigned to the Financial Services segment. Goodwill consists primarily of expected synergies of combining operations, the acquired workforce and growth opportunities.
Homebuilding
Green River Builders
On May 2, 2025, the Company acquired an Atlanta, Georgia-based homebuilder, Green River Builders, Inc. (“Green River Builders”) the operations of which are included in the Southeast segment as of that date. The cash consideration paid for the Green River Builders acquisition was $32.8 million. Based on the fair value of the acquired net assets pursuant to ASC Topic 805, the Company primarily recorded $26.7 million of inventories on the Company’s Condensed Consolidated Balance Sheet as of the acquisition date. The excess of the aggregate purchase price over the aggregate fair value of the acquired net assets of $7.6 million was recorded as goodwill, all of which was assigned to the Southeast segment.
Liberty Communities
On January 23, 2025, the Company acquired certain assets and assumed certain liabilities, comprising the majority of the homebuilding business of Liberty Communities, LLC (“Liberty Communities” or “Liberty”), primarily through wholly-owned DFH subsidiaries, Dream Finders Holdings, LLC, and DFH Liberty, LLC (“DFH Liberty”). This acquisition allowed the Company to enter the Atlanta, Georgia market and expand its operations in the Greenville, South Carolina market. The cash consideration paid for the Liberty acquisition was $112.7 million. Additionally, as part of the consideration, the former owner of Liberty Communities received a redeemable noncontrolling interest in DFH Liberty and contractual rights to a portion of its future earnings upon exceeding a minimum earnings threshold.
The purchase agreement includes put and call options relating to the noncontrolling interest that, upon the occurrence of certain events, are not solely in the control of the Company. As a result, the noncontrolling interest is redeemable and reported within mezzanine equity on the Company’s Condensed Consolidated Balance Sheet at the greater of the initial carrying amount (its fair value on the acquisition date) adjusted for the noncontrolling interest’s share of net income (loss) less distributions or its redemption value. After achieving the minimum earnings threshold, the amount of net income that is attributable to the redeemable noncontrolling interest will be presented within net income attributable to noncontrolling interests on the Condensed Consolidated Statements of Operations.
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

The consideration for the total purchase price and related preliminary purchase price allocation as of June 30, 2025 was as follows (in thousands):

Cash consideration	$112,720
Fair value of the redeemable noncontrolling interest as of the acquisition date	8,088
Total consideration	$120,808

Acquired Value
Inventories	$75,387
Lot deposits	6,464
Other assets	2,572
Accounts payable	(7,018)
Accrued liabilities	(1,811)
Customer deposits	(385)
Net assets acquired	$75,209
Goodwill	45,599
Total purchase price	$120,808
Measurement period adjustments were recorded during the three months ended June 30, 2025 resulting in a $1.8 million adjustment to the initial purchase price. These adjustments were related to and reflect the most current provisional valuation of the post-closing balances of the acquired net assets.
Unaudited Pro Forma Information
The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and have been presented as if the three acquisitions discussed above had occurred on January 1, 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Unaudited Pro Forma(1)	2025	2024	2025	2024
Total revenues	$1,155,680	$1,131,811	$2,188,471	$2,023,387
Net income attributable to Dream Finders Homes, Inc.	51,745	83,935	108,287	139,931
(1)This unaudited pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had occurred on that date, nor of the results that may be obtained in the future.
For the three and six months ended June 30, 2025, Liberty contributed $63.7 million and $102.0 million, respectively, in homebuilding revenues and $3.1 million and $3.9 million, respectively, in net income, all of which is attributable to DFH. Liberty’s Atlanta operations are included in the Southeast segment and Liberty’s Greenville operations are included in the Mid-Atlantic segment from the acquisition date. Refer to Note 8, Segment Reporting for more information.
For the three and six months ended June 30, 2025, Alliant Title contributed $27.6 million in financial services revenues and $2.2 million in net income. Alliant Title’s operations are included in the Financial Services segment from the acquisition date. Refer to Note 8, Segment Reporting for more information.

Previous Acquisitions
Jet HomeLoans
On July 1, 2024, the Company acquired the remaining 40% equity interest in the previously unconsolidated mortgage banking joint venture, Jet HomeLoans, which was consolidated as of that date in the Company’s condensed consolidated financial statements. Cash consideration was $9.3 million. The majority of the assets acquired and liabilities assumed on July 1, 2024 included mortgage loans held for sale of $114.7 million and mortgage warehouse facilities of $109.1 million, which were reported on the Company’s Condensed Consolidated Balance Sheet as of that date. The acquisition was accounted for as an asset acquisition under ASC Topic 805.
Crescent Homes
On February 1, 2024, the Company acquired certain assets and assumed certain liabilities, comprising the majority of the homebuilding business of Crescent Ventures, LLC (“Crescent Homes” or “Crescent”) through wholly-owned DFH subsidiaries, Dream Finders Holdings LLC, and DFH Crescent, LLC (“DFH Crescent”). This acquisition allowed the Company to expand into the markets of Charleston and Greenville, South Carolina, and Nashville, Tennessee. The cash consideration for the Crescent acquisition was $210.4 million.
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
The consideration for the total purchase price and related final purchase price allocation as of February 1, 2025, inclusive of measurement period adjustments, was as follows (in thousands):

Cash consideration	$210,449
Fair value of the redeemable noncontrolling interest as of the acquisition date	21,451
Total consideration	$231,900

Acquired Value
Inventories	$122,053
Other assets	2,245
Accounts payable	(9,543)
Customer deposits	(8,804)
Accrued liabilities	(2,157)
Net assets acquired	$103,794
Goodwill	128,106
Total purchase price	$231,900

In March 2025, the Company recorded $6.7 million in purchase price adjustments relating to the net asset value of the Crescent Homes acquisition within other (income) expense, net on the Condensed Consolidated Statement of Operations, as these adjustments were recognized outside of the measurement period for the acquisition, which ended February 1, 2025.

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
The Company received net proceeds from the issuance and sale of the 2028 Notes of $293.5 million after unamortized debt issuance costs of $6.5 million, which reduce the carrying value of the 2028 Notes reported on the Condensed Consolidated Balance Sheet as of the issuance date. The net proceeds from the 2028 Notes were used to repay a portion of the then outstanding balance under the existing revolving credit facility. As of June 30, 2025 and December 31, 2024, unamortized debt issuance costs were $4.3 million and $5.0 million, respectively.
The 2028 Notes are redeemable by the Company prior to August 15, 2025 through the payment of the principal amount due, which can be accomplished through the issuance of certain restricted equity offerings for specified portions of principal notes outstanding, plus specified rates and accrued and unpaid interest, and a make-whole premium in the event 100.0% of the principal amount is redeemed. On or after August 15, 2025, the 2028 Notes are redeemable at specified rates equal to 104.1% of the principal balance, plus accrued and unpaid interest, which periodically decreases to 100.0% on August 15, 2027. Upon the occurrence of a Change of Control (as defined in the Indenture), the holders of the 2028 Notes will have the right to require the Company to repurchase all or a portion of the 2028 Notes at a price equal to 101.0% of the aggregate principal amount of the 2028 Notes, plus any accrued and unpaid interest.
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

Credit Agreement
On June 6, 2024 and March 20, 2025, the Company entered into amendments to its existing revolving credit facility (as amended, the “Credit Agreement”). The June 6, 2024 amendments, among other things, (i) provide for an increase in the aggregate commitments under the revolving credit facility to $1.4 billion, subject to a borrowing base; (ii) extend the maturity date from July 17, 2026 to June 4, 2027 for certain new and existing lenders comprising $1.3 billion of the $1.4 billion of aggregate commitments under the Credit Agreement, and; (iii) provide the Company with the ability to incur certain additional unsecured debt. The March 20, 2025 amendments, among other things, changed the borrowing base calculation to include available cash in excess of $25.0 million. Certain of the Company’s subsidiaries guaranteed the Company’s obligations under the Credit Agreement. The amendments also updated the Company’s minimum tangible net worth covenant, which resulted in an increase to the base component of such covenant to $739.0 million. The Credit Agreement includes an accordion feature that allows the aggregate commitments to increase to up to $2.0 billion, subject to the borrowing base.
Under the Credit Agreement, the Company has the ability to draw “Term SOFR Rate Loans” or “Daily Simple SOFR Rate Loans”. Term SOFR Rate Loans bear interest based on Term SOFR rates for one or three-month interest periods and include a SOFR adjustment of 10 basis points (“bps”) for each interest period. Daily Simple SOFR Rate Loans bear interest based on Daily Simple SOFR rates and include a SOFR adjustment of 10 bps. Interest under Term SOFR Rate Loans and Daily Simple SOFR Rate Loans also include an “applicable rate margin” determined based on the Company’s net debt to capitalization ratio, equivalent to credit spreads of 2.00% to 2.95%.

As of June 30, 2025 and December 31, 2024, the outstanding balance under the Credit Agreement was $1.1 billion and $700.0 million, respectively. Under the Credit Agreement, the funds available are unsecured and availability under the borrowing base is calculated based on specific advance rates for finished lots, construction in process homes, and finished homes inventory on the Condensed Consolidated Balance Sheets, plus available cash in excess of $25.0 million, as applicable, and reduced for any outstanding unsecured indebtedness permitted under the Credit Agreement, including the 2028 Notes. The Company had unamortized debt issuance costs primarily related to its revolving credit facility of $8.1 million and $10.3 million as of June 30, 2025 and December 31, 2024. Unamortized debt issuance costs are included within other assets on the Condensed Consolidated Balance Sheets.
The Credit Agreement contains covenants that, among other things, require that the Company (i) maintain a maximum debt to capitalization ratio, as of the last day of each fiscal quarter, of 60.0%; (ii) maintain an interest coverage ratio, as of the last day of each fiscal quarter, of not less than 2.0 to 1.0; (iii) maintain a liquidity ratio, as of the last day of each fiscal quarter, of not less than 1.0 to 1.0; (iv) maintain tangible net worth of not less than the sum of (A) $739.0 million, (B) 50.0% of net income earned in each fiscal quarter after March 31, 2024 and (C) 50.0% of the aggregate increases in shareholders’ equity of the consolidated group after March 31, 2024 by reason of the issuance and sale of equity interests of the members of the consolidated group; (v) maintain a risk assets ratio (defined as (A) the sum of the GAAP net book value for all finished lots, lots under development and land held for future development or disposition to (B) tangible net worth), as of the last day of each fiscal quarter, of no more than 1.0 to 1.0; and (vi) not incur indebtedness other than certain permitted indebtedness.
Amortization of debt issuance costs related to the 2028 Notes and the Credit Agreement are recorded as capitalized interest within inventories on the Condensed Consolidated Balance Sheets and are expensed in cost of sales as the related homes close.
Mortgage Warehouse Facilities

The Company had the following mortgage warehouse lines of credit and repurchase agreements (“mortgage warehouse facilities”) with various financial institutions as of June 30, 2025 and December 31, 2024 related to Jet HomeLoans, which are used to finance its mortgage loans held for sale. Amounts outstanding under the mortgage warehouse facilities are not guaranteed by DFH, or any of its other subsidiaries and the agreements contain various affirmative and negative covenants applicable solely to Jet HomeLoans that are customary for arrangements of this type. All of the outstanding balances for the borrowings below were collateralized by the mortgage loans held for sale reported on the Condensed Consolidated Balance Sheets (dollars presented in thousands):

	Outstanding Balance
Facility	As of June 30, 2025	As of December 31, 2024	Facility Amount	Interest Rate
Warehouse A	$31,160	$125,532	$100,000	SOFR + 2.125%; floor rate of 5.50%
Warehouse B	52,547	62,783	100,000	SOFR + 1.70%
Warehouse C	31,563	51,147	120,000	SOFR + 2.25%; floor rate of 4.25%
Warehouse D	29,017	50,155	100,000	SOFR + 2.50%; floor rate of 3.00%
Total	$144,287	$289,617	$420,000
The Company was in compliance with all of its debt covenants for the 2028 Notes, the Credit Agreement and the mortgage warehouse facilities as of June 30, 2025 and December 31, 2024. The Company expects to remain in compliance with all debt covenants over the next 12 months.
4.    Inventories
Inventories consist of construction in process (“CIP”) and finished homes, including capitalized interest costs incurred under certain of the Company’s debt obligations discussed in Note 3, owned land and lots and pre-acquisition land costs. CIP represents homes under construction or completed, including sold, speculative (“spec”) and model homes. CIP includes the cost of finished lots and all direct costs incurred to build homes. The cost of homes is expensed on a specific identification basis when the home is delivered to the customer. Finished lots are generally purchased just-in-time for construction, whether for spec or sold homes, and are included within owned land and lots until construction begins when the finished lot cost is transferred to CIP. Costs related to finished lots or land under development held by third-party land bank partners incurred prior to the Company’s purchase of the finished lots, including lot option fees, property taxes and due diligence costs are capitalized into pre-acquisition land costs.

Inventories consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025	As of December 31, 2024
Construction in process and finished homes	$1,684,263	$1,487,478
Owned land and lots	187,355	133,311
Pre-acquisition land costs	119,189	94,568
Inventories	$1,990,807	$1,715,357
Capitalized interest activity primarily related to the Company’s revolving credit facility and senior unsecured notes, net is summarized in the table below for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Capitalized interest as of beginning of the period	$42,783	$30,839	$37,723	$27,311
Interest incurred	28,812	28,140	55,478	47,176
Interest charged to homebuilding cost of sales	(27,961)	(22,381)	(49,567)	(37,889)
Capitalized interest as of end of the period	$43,634	$36,598	$43,634	$36,598
The Company reviews the performance and outlook of its inventories for indicators of potential impairment on a quarterly basis at the community level. In addition to considering market and economic conditions, the Company assesses current sales absorption levels and recent profitability. The Company looks for instances where sales prices for a home in backlog or potential sales prices for a future sold home would be at a level at which the carrying value of the home may not be recoverable. There were no inventory impairment charges recorded for the three and six months ended June 30, 2025 and 2024. The Company reviews lot deposits for impairment on a quarterly basis and will record an impairment charge if it believes it will forfeit its deposit on an individual or portfolio of lots. The Company recorded $0.6 million and $1.6 million of impairments for lot deposits for the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively.
5.    Commitments and Contingencies
Legal Proceedings

The Company is party to legal matters from time to time that are typically derived from the Company’s general business practices, primarily related to the construction and sale of homes. The Company believes that if a claim has merit, parties other than the Company would be, at least in part, liable for the claim, and the eventual outcome of the claim would not have a material adverse effect upon the condensed consolidated financial statements. When it is believed that a loss is probable and estimable, the Company records the estimated contingency loss within the Condensed Consolidated Statements of Operations.
On April 28, 2025, the former owner of Crescent Homes and his affiliates filed a complaint in Chancery Court in Delaware against the Company for an alleged breach of contract claim related to the Crescent Homes acquisition. The Company intends to defend the lawsuit. A mediation date has been set for October 2025. At this time, it is not possible to reasonably estimate the probability that either party will prevail. The Company does not believe that any future outcomes of any claims or lawsuits currently outstanding will have a material adverse effect upon the condensed consolidated financial statements.

Surety Bonds and Letters of Credit
In the ordinary course of business, the Company obtains surety bonds and letters of credit to cover the Company’s land development performance obligations with local municipalities. While substantial development and construction work may already be complete concerning the improvements at these sites, the letters of credit and surety bonds are typically not fully released until all development and construction activities have been completed. As of June 30, 2025 and December 31, 2024, the Company had outstanding surety bonds of $338.9 million and $297.8 million, respectively, and outstanding letters of credit of $25.6 million and $20.9 million, respectively, which are not reported on the Company’s Condensed Consolidated Balance Sheets.
6.    Variable Interest Entities
The Company holds investments in certain limited partnerships and similar entities that conduct land acquisition, and land development in various markets where the Company’s homebuilding operations are located, which are considered variable interests. The Company’s investments create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. Additionally, in the ordinary course of business, the Company enters into option contracts with third-party land bank entities and certain unconsolidated entities for the ability to acquire rights to finished lots for the construction of homes.
The carrying amounts of the Company’s investments in unconsolidated VIEs, other than the lot option contracts discussed below were $12.1 million and $11.5 million as of June 30, 2025 and December 31, 2024, respectively. The Company’s maximum exposure to loss is limited to its investment in the entities because the Company is not obligated to provide them with any additional capital and does not guarantee any of their debt or other liabilities. Jet HomeLoans, previously an investment in unconsolidated VIEs accounted for under the equity method, is consolidated in the Company’s condensed consolidated financial statements beginning July 1, 2024, when the remaining 40% interest was acquired. Refer to Note 2, Acquisitions for more information.
Under lot option contracts, the Company typically makes a specified earnest money deposit in consideration for the right to purchase finished lots in the future, usually at a predetermined price. The Company concluded that it is not the primary beneficiary of the land bank entities with which it enters into lot option contracts and therefore the Company does not consolidate any of these entities. The Company’s risk of loss related to finished lot option and land bank option deposits and related fees was $650.4 million and $551.9 million as of June 30, 2025 and December 31, 2024, respectively.
7.    Income Taxes
The Company’s effective tax rate for the six months ended June 30, 2025 and 2024 was estimated to be 23.2% and 21.7%, respectively. The effective tax rate increase of 1.5% was primarily attributable to decreased tax benefits from stock-based compensation due to an overall lower Company stock price on the vesting date when compared to the grant date for certain awards.
The One Big Beautiful Bill Act (the “OBBBA”) was enacted on July 4, 2025. Based on the Company’s current structure and operations, the OBBBA does not have a material impact as of June 30, 2025. However, the OBBBA will eliminate Section 45L tax credits for new energy-efficient homes delivered after June 30, 2026, at which time the Company’s income tax expense and effective rate will not include the benefit from these tax credits. The Company will continue to monitor the impact of H.R.1 on its condensed consolidated financial statements.

8.    Segment Reporting
The Company primarily operates in the homebuilding business and is organized and reported mainly by region. The Company’s four reportable segments consist of the three homebuilding segments—the Southeast, Mid-Atlantic and Midwest—as well as the Financial Services segment. The homebuilding segments produce the majority of their homebuilding revenues through the sale and delivery of completed homes. The Financial Services segment generates the majority of its revenues from originating and selling mortgages, and collecting premiums and fees for closing services and title insurance. The Company’s four reportable segments are comprised of the following:
•Southeast (Jacksonville, Orlando and Tampa, Florida and operations in the southeast coast of Florida and southwest Florida; Atlanta and Savannah, Georgia; Hilton Head and Bluffton, South Carolina and Custom Homes operations in northeast Florida)
•Mid-Atlantic (DC Metro; Nashville, Tennessee; Charlotte, Fayetteville, Raleigh and Wilmington, North Carolina; Charleston, Myrtle Beach, and Greenville, South Carolina)
•Midwest (Austin, Dallas, Houston and San Antonio, Texas; Denver, Colorado, and Phoenix, Arizona)
•Financial Services (primarily Jet HomeLoans, DF Title and Alliant Title)
The corporate component, which is not considered an operating segment, is reported separately as “Corporate”. Certain corporate SG&A expenses are charged to the segments and eliminated in consolidation.
The following tables summarize revenues, significant expenses and income before taxes by segment for the three months ended June 30, 2025 and 2024 (in thousands):

	Southeast	Mid-Atlantic	Midwest	Financial Services	Corporate(1)	Reconciling Items(2)	Consolidated
2025
Total revenues	$367,572	$274,811	$457,197	$50,925	$—	$—	$1,150,505
Homebuilding cost of sales	301,715	225,569	390,587	—	—	—	917,871
Financial services expense(3)	—	—	—	39,766	292	—	40,058
Selling, general and administrative expense	49,414	34,145	50,294	—	846	—	134,699
Contingent consideration revaluation	—	—	(12,962)	—	256	—	(12,706)
Other segment items(4)	(181)	(71)	(282)	(1,082)	(1,865)	—	(3,481)
Income before taxes	$16,624	$15,168	$29,560	$12,241	$471	$—	$74,064
2024
Total revenues	$340,521	$264,302	$447,413	$19,121	$—	$(15,610)	$1,055,747
Homebuilding cost of sales	269,884	216,571	366,382	—	—	—	852,837
Financial services expense(3)	—	—	—	10,661	35	(8,624)	2,072
Selling, general and administrative expense	33,547	25,495	37,515	—	297	—	96,854
Contingent consideration revaluation	—	—	4,046	—	592	—	4,638
Other segment items(4)	342	161	(588)	(920)	(1,465)	(4,192)	(6,662)
Income before taxes	$36,748	$22,075	$40,058	$9,380	$541	$(2,794)	$106,008
(1)Corporate includes operations and investments of the corporate component, as well as certain contingent consideration, that the Company does not charge to the segments. In the first quarter of 2025, the Company retrospectively changed its expense allocation method to include corporate SG&A expenses that are homebuilding related within the respective homebuilding segment, as the Company believes this presents a more representative view of segment profitability.
(2)Represents reconciling items related to Jet HomeLoans prior to the acquisition on July 1, 2024 and the resulting consolidation. Refer to Note 2, Acquisitions for more information.
(3)Financial services expense primarily consists of salaries, commissions and benefits.
(4)Other segment items primarily consist of income from unconsolidated entities, management fees, interest income and rental income.

The following tables summarize revenues, significant expenses and income before taxes by segment for the six months ended June 30, 2025 and 2024 (in thousands):

	Southeast	Mid-Atlantic	Midwest	Financial Services	Corporate(1)	Reconciling Items(2)	Consolidated
2025
Total revenues	$675,205	$512,886	$881,597	$70,688	$—	$—	$2,140,376
Homebuilding cost of sales	549,317	412,303	739,787	—	—	—	1,701,407
Financial services expense(3)	—	—	—	52,385	539	—	52,924
Selling, general and administrative expense	83,688	64,263	102,198	—	1,244	—	251,393
Contingent consideration revaluation	—	—	(11,940)	—	334	—	(11,606)
Other segment items(4)(5)	(198)	6,736	(600)	(763)	(4,146)	—	1,029
Income before taxes	$42,398	$29,584	$52,152	$19,066	$2,029	$—	$145,229
2024
Total revenues	$621,019	$474,262	$782,176	$33,434	$—	$(27,344)	$1,883,547
Homebuilding cost of sales	500,262	388,638	642,577	—	—	—	1,531,477
Financial services expense(3)	—	—	—	17,994	61	(14,299)	3,756
Selling, general and administrative expense	60,661	44,947	70,815	—	540	—	176,963
Contingent consideration revaluation	—	897	6,054	—	894	—	7,845
Other segment items(4)	529	223	(1,138)	(1,663)	(3,450)	(7,827)	(13,326)
Income before taxes	$59,567	$39,557	$63,868	$17,103	$1,955	$(5,218)	$176,832
See notes (1) to (4) under segment results for the three months ended June 30, 2025 and 2024.
(5)In March 2025, other segment items for the Mid-Atlantic segment included purchase price adjustments of $6.7 million related to the Crescent Homes acquisition. See Note 2, Acquisitions for more information.

The following table summarizes total assets and goodwill by segment as of June 30, 2025 and December 31, 2024, (in thousands):

	Assets:		Goodwill:
	As of June 30, 2025	As of December 31, 2024	As of June 30, 2025	As of December 31, 2024
Southeast(1)	$1,000,090	$793,998	$67,169	$14,003
Mid-Atlantic	862,699	730,843	144,959	144,959
Midwest	1,126,534	1,024,992	141,071	141,071
Financial Services(2)	308,775	386,326	24,573	280
Corporate(3)	351,956	392,492	—	—
Consolidated	$3,650,054	$3,328,651	$377,772	$300,313
(1)As of June 30, 2025, the Liberty Communities acquisition resulted in $45.6 million of goodwill, predominantly attributable to the acquired Atlanta, Georgia operations included in the Southeast segment. Refer to Note 2, Acquisitions for more information.
(2)As of June 30, 2025, the Alliant Title acquisition resulted in $24.3 million of goodwill. Refer to Note 2, Acquisitions for more information.
(3)Corporate assets are comprised of, but are not limited to, operating and restricted cash, deferred tax assets, and prepaids and other assets not directly attributable to a reportable segment.

9. Title Insurance

Regulation
Alliant Title is subject to extensive regulation under applicable state laws, including, among other things, restrictions on ability to pay dividends to its parent and oversight of certain investment policies. The laws of each of the states in which Alliant Title transacts business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business; regulating trade practices; licensing agents; approving policy forms; prescribing accounting principles and financial practices; establishing reserves, capital and surplus as regards policyholders (“capital and surplus”) requirements; defining suitable investments and approving rate schedules. The Company is required to submit financial statements using statutory accounting principles to insurance regulatory authorities (“statutory financial statements”). Statutory financial statements differ in some respects to these GAAP condensed consolidated financial statements.
Alliant Title’s capital and surplus on a statutory basis was $17.7 million as of June 30, 2025. On a statutory basis, Alliant Title had net loss of $0.7 million and $1.7 million for the three and six months ended June 30, 2025, respectively, as reported in their statutory financial statements. As of June 30, 2025, retained earnings cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior insurance department approval. The amount of statutory capital and surplus necessary to satisfy regulatory requirements based on Alliant Title's current operations was $7.0 million as of June 30, 2025. Alliant Title was in compliance with its respective minimum net worth and working capital requirements as of June 30, 2025.
Reserve For Title Claim Losses

As of June 30, 2025, the Company’s reserve for title claim losses was $31.6 million, of which $27.5 million, or 86.8%, represents the IBNR component. For the three and six months ended June 30, 2025, the Company had a total title claim loss provision of $0.1 million and total claims paid, net of recoveries, of $0.8 million.

10.    Fair Value Disclosures
Fair value represents the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair values are determined using a fair value hierarchy established by GAAP and is based on the inputs used to measure fair value. Level 1 inputs are unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable and significant to the fair value. The Company applies the fair value hierarchy to certain assets and liabilities remeasured or disclosed at fair value on a recurring basis, including mortgage loans held for sale, derivative assets and liabilities, AFS debt securities, senior unsecured notes, net, and contingent consideration in connection with certain acquisitions.
The fair value of mortgage loans held for sale are based on either investor commitments or quoted secondary-market prices. Derivative assets and liabilities are associated with mandatory and best effort interest rate lock commitments (“IRLCs”) and forward contracts on mortgage backed securities (“MBS”) used to hedge interest rate risk on certain of the IRLCs. The fair values for IRLCs are derived from market pricing for instruments with similar characteristics or forward sale commitment prices, as well as certain unobservable inputs such as estimated costs to originate the loans and the probability that the mortgage loan will fund within the terms of the IRLC (the “pull-through rate”). The Company estimates the fair value of forward sales of MBS contracts based on quoted MBS prices. The total notional amount of mortgage loans locked and approved through IRLCs totaled approximately $104.0 million as of June 30, 2025 and carried a weighted average interest rate of approximately 5.6%. Management believes that carrying the mortgage loans held for sale at fair value and the derivative instruments used to economically hedge them enhances financial reporting by reducing volatility in reported earnings.
Fair values of AFS debt securities are principally a function of current market conditions and are primarily valued based on quoted prices in markets that are not active or model inputs that are observable or unobservable.
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

The following table outlines the carrying value and fair value of certain of the Company’s financial instruments (in thousands) as of June 30, 2025 and December 31, 2024 with respect to the established fair value hierarchy level:

		As of June 30, 2025		As of December 31, 2024
	Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Mortgage loans held for sale	Level 2	$152,261	$152,261	$303,393	$303,393
IRLCs	Level 3	2,008	2,008	487	487
AFS debt securities	Level 2	30,613	30,613	—	—
Liabilities:
MBSs	Level 2	420	420	—	—
Senior unsecured notes, net	Level 2	295,712	313,143	295,049	312,876
Contingent consideration	Level 3	13,891	13,891	68,030	68,030
The following table presents additional information related to the Company’s AFS debt securities (in thousands):

	As of June 30, 2025
	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$2,099	$2,126
Due after one year through five years	8,849	9,063
Due after five years through ten years	6,107	6,224
Due after ten years	11,079	11,257
Asset-backed securities	1,933	1,943
Total AFS debt securities	$30,067	$30,613

AFS corporate bonds	$28,166	$28,690
The following table presents a summary of the changes in fair value measurement of contingent consideration (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$69,130	$112,956	$68,030	$116,795
Fair value adjustments related to prior year acquisitions(1)	(12,706)	4,638	(11,606)	7,845
Contingent consideration payments(2)	(42,533)	(50,045)	(42,533)	(57,091)
Ending balance	$13,891	$67,549	$13,891	$67,549
(1)The remeasured fair value of contingent consideration as of June 30, 2025 and June 30, 2024 are primarily associated with the 2021 acquisition of McGuyer Homebuilders, Inc. (“MHI”). As of June 30, 2025, there were 3 months remaining under the contingent consideration agreement. Contingent consideration adjustments related to MHI resulted in income of $12.7 million and expense of $4.5 million for the three months ended June 2025 and 2024, respectively, and income of $11.6 million and expense of $6.8 million for the six months ended June 30, 2025 and 2024, respectively. Additionally, the earnout period related to the 2020 acquisition of H&H Constructors of Fayetteville, LLC concluded in the third quarter of 2024.
(2)On April 15, 2025, the Company made a contingent consideration payment of $42.5 million related to the 2024 adjusted pre-tax income results of the MHI acquisition.

11.    Related Party Transactions
The Company generally enters into related party transactions to secure finished lots for the construction of new homes.
DF Capital Funds
DF Capital Management, LLC (“DF Capital”) organizes real estate investment funds to acquire land and develop and sell finished lots. DF Capital is the investment manager of the funds. The Company owns a 49.0% membership interest in DF Capital and periodically enters into land bank arrangements with DF Capital. DF Capital and its funds are controlled by unaffiliated parties and the Company is not the primary beneficiary of DF Capital and its funds. The Company holds limited partnership interests in certain of the funds as well as indirect ownership through membership interests in the general partners of the respective funds. From time to time, executive officers and directors may invest as limited partners in the funds as well. Amounts due to and from the funds are based on the timing and amount of capital calls, as well as distributions of capital and earnings, all of which, as applicable, are made on a periodic basis over several years consistent with the typical lifecycle of any land bank financing project.
DF Residential II, LP (DF Capital’s “Fund II”) has an exclusive right of first offer on any land bank financing projects that meet its investment criteria and are undertaken by the Company during Fund II’s investment period. The Company, its executive officers, certain current and former directors have investments in Fund II. As of June 30, 2025 and December 31, 2024, the Company had $20.9 million and $37.0 million, respectively, in outstanding lot deposits related to Fund II, controlling 2,371 lots and 3,271 lots, respectively.
On July 30, 2024, DF Capital initiated its first close on DF Residential III, LP (“Fund III”), which included $54.0 million in commitments from the Company’s executive officers and a former director. The Company’s investment in Fund III will be determined as part of the final closing, which is expected to occur in the second half of 2025. As of June 30, 2025 and December 31, 2024, the Company had $47.1 million and $47.0 million, respectively, in outstanding lot deposits related to Fund III, controlling 3,540 lots and 3,417 lots, respectively.
12.    Equity
Share Buyback Program
In June 2023, the Company’s Board of Directors approved a share buyback program under which the Company can repurchase up to $25.0 million of its Class A common stock through June 30, 2026 in open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the second quarter of 2025, the limit that can be repurchased under the share buyback program was increased to $50.0 million.
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
As of June 30, 2025, and December 31, 2024, approximately $19.2 million, and $17.2 million, respectively, remained available for purchase under the share buyback program, inclusive of the recent program increase. During the three and six months ended June 30, 2025, under the share buyback program, the Company repurchased 705,404 and 989,968 shares of Class A common stock for an aggregate purchase price of $16.1 million and $23.0 million, respectively. 71,833 shares were repurchased during the three and six months ended June 30, 2024 for an aggregate purchase price of $1.8 million.

13.    Earnings Per Share
The following weighted-average shares and share equivalents were used to calculate basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2025 and 2024 (in thousands, except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net income attributable to Dream Finders Homes, Inc.	$56,580	$80,943	$111,483	$135,437
Less: Preferred dividends, net	3,375	3,375	6,750	6,750
Net income available to common stockholders(1)	$53,205	$77,568	$104,733	$128,687
Denominator
Weighted-average number of common shares outstanding - basic	93,444,326	93,722,953	93,495,455	93,524,396
Add: Common stock equivalent shares(2)	8,469,562	6,402,728	8,139,730	6,506,207
Weighted-average number of shares outstanding - diluted	101,913,888	100,125,681	101,635,185	100,030,603
(1)For the diluted earnings per share calculation, amounts of preferred dividends associated with redeemable preferred stock that are assumed to be converted are added back to the numerator. Amounts of preferred dividends added back included $3.4 million for the three months ended June 30, 2025, and 2024, and $6.8 million for the six months ended June 30, 2025, and 2024, respectively.
(2)Since the conversion price of the Company’s redeemable preferred stock is based on an average of the closing price of Class A common stock for the 90 trading days immediately preceding the end of the current period, changes in the price of the Class A common stock may significantly affect the number of additional assumed common shares outstanding under the if-converted method for diluted EPS, while the number of redeemable preferred stock shares outstanding is unchanged. Stock-based compensation awards are excluded from the calculation of diluted EPS in the event they are antidilutive. There were 1.3 million and 0.9 million of common stock equivalent shares considered antidilutive that were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2024, there were 0.8 million common stock equivalent shares and 0.4 million of common stock equivalent shares excluded from the diluted earnings per share calculation, respectively.

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
Business Overview and Outlook
We design, build and sell homes primarily in high-growth markets using our asset-light lot acquisition strategy. Our primary focus is on constructing and selling single-family homes across entry-level, first-time move-up, second-time move-up, and active adult markets, as well as homes under built-for-rent contracts. To fully serve our homebuyers and capture ancillary business opportunities, we have financial services operations that offer mortgage banking solutions and title insurance—inclusive of agency and underwriting services. Additionally, we offer homeowners insurance and ancillary products to homebuyers.
The macroeconomic uncertainty of the homebuilding industry persists as homebuyers in our markets continue to confront home affordability challenges and we face intense competition. Despite sustained demand for housing, the affordability constraints, due in part to the high mortgage interest rates, have led to increased complexity and cost associated with actionable marketing and sales strategies. Additionally, the geopolitical uncertainty and potentially looming tariffs add to the pressure. Although our long-term outlook remains positive, the first half of 2025 has been marked by subdued market conditions that could persist through year-end.
Recent Developments
Phoenix, Arizona Sales
In Q2 2025, we sold 7 homes and closed 4 homes in our Phoenix, Arizona division, expanding our presence within the Midwest segment.

Results of Consolidated Operations
The following table summarizes our results of operations and other financial data (in thousands, except per share amounts) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income before taxes:
Homebuilding	$61,352	$98,881	$124,134	$162,992
Financial services	12,241	6,586	19,066	11,885
Other(1)	471	541	2,029	1,955
Income before taxes	74,064	106,008	145,229	176,832
Income tax expense	(17,525)	(23,245)	(33,680)	(38,386)
Net income	56,539	82,763	111,549	138,446
Net loss (income) attributable to noncontrolling interests	41	(1,820)	(66)	(3,009)
Net income attributable to Dream Finders Homes, Inc.	$56,580	$80,943	$111,483	$135,437
Other Financial Data:
Basic EPS(2)	$0.57	$0.83	$1.12	$1.38
Diluted EPS(2)	$0.56	$0.81	$1.10	$1.35
EBITDA (in thousands)(3)	$133,745	$149,584	$250,290	$255,178
EBITDA margin %(3)(4)	11.6%	14.2%	11.7%	13.5%
Return on participating equity(5)			25.0%	33.5%
Balance Sheet Data (as of period end):
Cash and cash equivalents			$210,320	$274,797
Revolving credit facility and other borrowings			1,140,353	890,876
Senior unsecured notes, net			295,712	294,564
Mortgage warehouse facilities			144,287	—
Total mezzanine equity			178,039	169,951
Total Dream Finders Homes, Inc. stockholders’ equity			1,334,095	1,047,486
Total equity			1,335,686	1,051,581
(1)Represents amounts within our corporate component (“Corporate”).
(2)Refer to Note 13, Earnings Per Share to the condensed consolidated financial statements for disclosures related to the calculation of EPS. Diluted shares were calculated by using the treasury stock method for stock grants and the if-converted method for the redeemable preferred stock and the associated preferred dividends.
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

Results of Homebuilding Operations
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The following table sets forth our results of homebuilding operations and other financial data (in thousands) for the periods indicated:

	Three Months Ended June 30,
	2025	2024	Change	% Change
Homebuilding revenues	$1,099,580	$1,052,236	$47,344	4%
Homebuilding cost of sales	917,871	852,837	65,034	8%
Selling, general and administrative expense	133,853	96,557	37,296	39%
Income from unconsolidated entities	—	(159)	159	(100)%
Contingent consideration revaluation(1)	(12,962)	4,046	(17,008)	(420)%
Other (income) expense, net	(534)	74	(608)	(822)%
Income before taxes of homebuilding operations	$61,352	$98,881	$(37,529)	(38)%

Other Financial and Operating Data:
Home closings	2,232	2,031	201	10%
Average sales price of homes closed(2)	$481,027	$514,833	$(33,806)	(7)%
Net sales	1,938	1,712	226	13%
Cancellation rate	14.0%	13.2%	0.8%	6%
Homebuilding gross margin (in thousands)(3)	$181,709	$199,399	$(17,690)	(9)%
Homebuilding gross margin %(3)(4)	16.5%	19.0%	(2.4)%	(13)%
Adjusted homebuilding gross margin (in thousands)(5)	$285,162	$284,571	$591	—%
Adjusted homebuilding gross margin %(4)(5)	25.9%	27.0%	(1.1)%	(4)%
Active communities as of period end(6)	271	222	49	22%
Backlog as of period end - units	2,513	4,205	(1,692)	(40)%
Backlog as of period end - value (in thousands)	$1,200,875	$2,123,618	$(922,743)	(43)%
Net homebuilding debt to net capitalization(5)	44.5%	42.7%	1.8%	4%
(1)Contingent consideration revaluation, which is comprised of amounts from the homebuilding segments (“contingent consideration”), excludes $0.3 million and $0.6 million of Corporate contingent consideration expenses for the three months ended June 30, 2025 and 2024, respectively. Corporate amounts represent contingent consideration relating to our homebuilding business that we do not charge to the segments.
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

The following tables summarize home closings and average sales price (“ASP”) of homes closed by homebuilding segment for the three months ended June 30, 2025 and 2024, as well as active communities as of June 30, 2025 and 2024:

	Three Months Ended June 30, 2025		As of June 30, 2025
Segment	Home Closings	ASP	Active Communities
Southeast	842	$438,549	104
Mid-Atlantic	600	444,571	72
Midwest	790	553,989	95
Total	2,232	$481,027	271

	Three Months Ended June 30, 2024		As of June 30, 2024
Segment	Home Closings	ASP	Active Communities
Southeast	668	$508,511	46
Mid-Atlantic	610	433,941	60
Midwest	753	585,971	116
Total	2,031	$514,833	222

The following table presents income before taxes (in thousands) and homebuilding gross margin (or “gross margin”) percentage by segment for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025		2024
Segment	Income Before Taxes	Gross Margin %	Income Before Taxes	Gross Margin %
Southeast	$16,624	17.9%	$36,748	20.7%
Mid-Atlantic	15,168	17.9	22,075	18.2
Midwest	29,560	14.6	40,058	18.1
Total	$61,352	16.5%	$98,881	19.0%

Homebuilding Revenues. The increase in homebuilding revenues was primarily attributable to 2,232 home closings for the three months ended June 30, 2025, an increase of 201 homes, or 10%, from 2,031 home closings for the three months ended June 30, 2024. The increase was primarily attributable to the Liberty Communities acquisition, which contributed 179 home closings with an ASP of $355,550, 150 of which were included in the Southeast segment, which had a total increase in home closings of 174. The Midwest segment had an increase of 37 closings with an ASP of $553,989, which is the highest ASP of our homebuilding segments. The consolidated ASP of homes closed decreased 7% when comparing the three months ended June 30, 2025 to the three months ended June 30, 2024, primarily a result of the increased use of sales incentives by $36 million and changes in product mix during the second quarter of 2025.
Homebuilding Cost of Sales and Homebuilding Gross Margin. The higher homebuilding cost of sales was primarily due to the increase in home closings for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. In addition to the lower ASP, the decrease in homebuilding gross margin as a percentage of homebuilding revenues when comparing the three months ended June 30, 2025 and 2024 was primarily attributable to higher land and financing costs, partially offset by direct cost reductions and cycle-time improvements.

Southeast. Our Southeast segment homebuilding revenues for the three months ended June 30, 2025 were $368 million, an increase of $27 million, or 8%, from $341 million for the three months ended June 30, 2024. This revenue growth was primarily driven by an increase in home closings of 174, or 26%, which was partially offset by a 14% decrease in the ASP of homes closed. Homebuilding gross margin percentage was 17.9% for the three months ended June 30, 2025, representing a decrease of 280 basis points (“bps”), or 14%, when compared to the three months ended June 30, 2024. The decrease in homebuilding gross margin percentage was mostly the result of lower ASP from increased sales incentives and changes in product mix, as well as higher land and financing costs. Liberty Communities contributed $56 million in homebuilding revenues and 150 home closings with an ASP of $370,858. Liberty Communities had a gross margin of 17.7% for the three months ended June 30, 2025.
Mid-Atlantic. Our Mid-Atlantic segment homebuilding revenues for the three months ended June 30, 2025 were $275 million, an increase of $11 million, or 4%, from $264 million for the three months ended June 30, 2024. This revenue growth was primarily driven by an increase in ASP of $10,630, or 2%. Homebuilding gross margin percentage was 17.9% for the three months ended June 30, 2025, representing a decrease of 30 bps, or 2%, when compared to the three months ended June 30, 2024. The decrease in homebuilding gross margin percentage was mostly the result of higher land and financing costs, as well as increased closing cost incentives.
Midwest. Our Midwest segment homebuilding revenues for the three months ended June 30, 2025 were $457 million, an increase of $10 million, or 2%, from $447 million for the three months ended June 30, 2024. This increase was primarily due to higher home closings of 37, or 5% and strategic lot sales within the segment, resulting in $13 million of additional homebuilding revenues, partially offset by a decrease of 5% in the ASP of homes closed. Homebuilding gross margin percentage was 14.6% for the three months ended June 30, 2025, representing a decrease of 350 bps, or 19%, when compared to the three months ended June 30, 2024. The decrease in homebuilding gross margin percentage was primarily due to lower ASP from a strategic change in product offerings and higher sales incentives, as well as an increase in land and financing costs.
Selling, General and Administrative Expense. Selling, general and administrative expense for the homebuilding segments (“SG&A”) as a percentage of homebuilding revenues was 12.2% for the three months ended June 30, 2025, an increase of 300 bps from 9.2% for the three months ended June 30, 2024, which resulted in an increase of $37 million. The dollar and percentage increase in SG&A was primarily attributable to the $25 million increase in spend on forward mortgage commitment programs to allow our homebuyers to access lower mortgage interest rates on home loans during the three months ended June 30, 2025 compared to June 30, 2024. Additionally, for the three months ended June 30, 2025, SG&A included higher compensation costs of $9 million and marketing and other general expenses of $3 million, largely due to our continued growth, including the January 2025 acquisition of Liberty Communities, the May 2025 acquisition of Green River Builders and our operational expansions in Florida and Arizona. As a result of the Liberty acquisition, there was SG&A of $8 million in the second quarter of 2025 that was not included in the second quarter of 2024.
Contingent Consideration Revaluation. $17 million of the change from contingent consideration expense to contingent consideration income for the three months ended June 30, 2025 was attributable to lower actual results achieved during the period when compared to expectations and revised pre-tax income forecasts related to the MHI acquisition for the third quarter of 2025, which is the final quarter of the earnout period for the MHI acquisition.
Income Before Taxes of Homebuilding Operations. The decrease in income before taxes of homebuilding operations during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily attributable to the increases in SG&A and the reduction in homebuilding gross margin, partially offset by higher home closings volume and the contingent consideration income for the period, all of which are explained above.

Results of Homebuilding Operations
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The following table sets forth our results of homebuilding operations and balance sheet data (in thousands) for the periods indicated:

	Six Months Ended June 30,
	2025	2024	Change	% Change
Homebuilding revenues	$2,069,688	$1,877,457	$192,231	10%
Homebuilding cost of sales	1,701,407	1,531,477	169,930	11%
Selling, general and administrative expense	250,149	176,423	73,726	42%
Loss (income) from unconsolidated entities	1	(286)	287	(100)%
Contingent consideration revaluation(1)	(11,940)	6,951	(18,891)	(272)%
Other expense (income), net	5,937	(100)	6,037	(6037)%
Income before taxes of homebuilding operations	$124,134	$162,992	$(38,858)	(24)%

Other Financial and Operating Data:
Home closings	4,157	3,686	471	13%
Average sales price of homes closed(2)	$489,018	$505,926	$(16,908)	(3)%
Net sales	3,970	3,436	534	16%
Cancellation rate	12.8%	16.8%	(4.0%)	(24)%
Homebuilding gross margin (in thousands)(3)	$368,281	$345,980	$22,301	6%
Homebuilding gross margin %(3)(4)	17.8%	18.4%	(0.6)%	(3)%
Adjusted homebuilding gross margin (in thousands)(5)	$555,262	$501,784	$53,478	11%
Adjusted homebuilding gross margin %(4)(5)	26.8%	26.7%	0.1%	—%
(1)Contingent consideration revaluation, which is comprised of amounts from the homebuilding segments and Corporate, includes $0.3 million and $0.9 million of Corporate contingent consideration for the six months ended June 30, 2025 and 2024, respectively. Corporate amounts are included as they relate to our homebuilding business.
See notes (2) to (5) under results of homebuilding operations for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

The following table summarizes home closings and ASP of homes closed by homebuilding segment for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024
Segment	Home Closings	ASP	Home Closings	ASP
Southeast	1,529	$441,561	1,246	$492,320
Mid-Atlantic	1,121	449,629	1,101	430,155
Midwest	1,507	566,470	1,339	580,889
Total	4,157	$489,018	3,686	$505,926

The following table presents income before taxes (in thousands) and homebuilding gross margin percentage by segment for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024
Segment	Income Before Taxes	Gross Margin %	Income Before Taxes	Gross Margin %
Southeast	$42,398	18.6%	$59,567	19.4%
Mid-Atlantic	29,584	19.6	39,557	18.1
Midwest	52,152	16.1	63,868	17.8
Total(1)	$124,134	17.8%	$162,992	18.4%
Homebuilding Revenues. The increase in homebuilding revenues was primarily attributable to 4,157 home closings for the six months ended June 30, 2025, an increase of 471 homes, or 13%, from the 3,686 home closings for the six months ended June 30, 2024. The increase was largely attributable to the Midwest segment, which had an increase of 168 closings with an ASP of $566,470, which was the highest ASP of our homebuilding segments. Additionally, 286 home closings with an ASP of $356,584 were contributed by the Liberty Communities acquisition, 240 of which were included in the Southeast segment, which had a total increase in home closings of 283. The consolidated ASP of homes closed decreased 3% when comparing the six months ended June 30, 2025 to the six months ended June 30, 2024, primarily a result of the increased use of sales incentives by $55 million and changes in product mix during the period.
Homebuilding Cost of Sales and Homebuilding Gross Margin. The higher homebuilding cost of sales was primarily due to the increase in home closings for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. In addition to the lower ASP, the decrease in homebuilding gross margin as a percentage of homebuilding revenues, when comparing the six months ended June 30, 2025 and 2024, was primarily attributable to higher land and financing costs, partially offset by direct cost reductions. In addition, the Liberty Communities homebuilding gross margin for the six months ended June 30, 2025 included amortization of purchase accounting adjustments associated with home closings that negatively impacted the homebuilding gross margin percentage by approximately 11 bps.
Southeast. Our Southeast segment homebuilding revenues for the six months ended June 30, 2025 were $675 million, an increase of $54 million, or 9%, from $621 million for the six months ended June 30, 2024. This revenue growth was primarily driven by an increase in home closings of 283, or 23%, which was partially offset by a 10% decrease in the ASP of homes closed. Homebuilding gross margin percentage was 18.6% for the six months ended June 30, 2025, representing a decrease of 80 bps, or 4%, when compared to the six months ended June 30, 2024. The decrease in homebuilding gross margin percentage was mostly the result of higher land and financing costs and, to a lesser extent, a gross margin of 15.7% for the Liberty Communities operations. Liberty Communities contributed $89 million in homebuilding revenues and 240 home closings with an ASP of $370,734 for the six months ended June 30, 2025.

Excluding Liberty, homebuilding revenues in the Southeast segment decreased by 6% when comparing the six months ended June 30, 2025 and 2024 mostly due to a lower ASP of $454,748, a decrease of $37,572, or 8%, partially offset by 1,289, or 3%, higher home closings. Without Liberty, homebuilding gross margin percentage was 19.1% for the six months ended June 30, 2025, representing a decrease of 30 bps, or 2%, when compared to the six months ended June 30, 2024. The decline in this homebuilding gross margin percentage was primarily the result of higher land and financing costs and changes in product mix.
Mid-Atlantic. Our Mid-Atlantic segment homebuilding revenues for the six months ended June 30, 2025 were $513 million, an increase of $39 million, or 8%, from $474 million for the six months ended June 30, 2024. This revenue growth was primarily driven by an increase in ASP and home closings of $19,474, or 5%, and 20, or 2%, respectively, for the six months ended June 30, 2025 compared to the six months June 30, 2024. Homebuilding gross margin percentage was 19.6% for the six months ended June 30, 2025, representing an increase of 150 bps, or 8%, when compared to the six months ended June 30, 2024. The increase in homebuilding gross margin percentage was mostly the result of direct cost reductions and changes in product mix, particularly from the Crescent operations, which had a gross margin of 23.1%, partially offset by higher land and financing costs.
Midwest. Our Midwest segment homebuilding revenues for the six months ended June 30, 2025 were $882 million, an increase of $100 million, or 13%, from $782 million for the six months ended June 30, 2024. This increase was primarily due to higher home closings of 168, or 13%, partially offset by a decrease of 2% in the ASP of homes closed. Additionally, strategic lot sales within the segment, resulted in $18 million of additional homebuilding revenues during the six months ended June 30, 2025 as compared to the the previous period. Homebuilding gross margin percentage was 16.1% for the six months ended June 30, 2025, representing a decrease of 170 bps, or 10%, when compared to six months ended June 30, 2024. The reduction in homebuilding gross margin percentage was mainly due to an increase in land and financing costs, partially offset by direct cost reductions.
Selling, General and Administrative Expense. Selling, general and administrative expense for the homebuilding segments (“SG&A”) as a percentage of homebuilding revenues was 12.1% for the six months ended June 30, 2025, an increase of 270 bps from 9.4% for the six months ended June 30, 2024, which resulted in an increase of $74 million. The dollar and percentage increase in SG&A was primarily attributable to higher compensation costs of $21 million, largely due to our continued growth, including the February 2024 acquisition of Crescent, the January 2025 acquisition of Liberty Communities, the May 2025 acquisition of Green River Builders, as well as our operational expansions in Florida and Arizona. Additionally, for the six months ended June 30, 2025, SG&A included $52 million of spend on forward mortgage commitment programs to allow our homebuyers to access lower mortgage interest rates on home loans, representing a $36 million increase when compared to the six months ended June 30, 2024. As a result of the Liberty acquisition described above, there was SG&A of $13 million in the six months ended June 30, 2025 that was not included in the six months ended June 30, 2024.
Contingent Consideration Revaluation. $18 million of the change from contingent consideration expense to income for the six months ended June 30, 2025 was attributable to lower actual results achieved during the second quarter of 2025 when compared to expectations and revised pre-tax income forecasts related to the MHI acquisition for the third quarter of 2025, which is the final quarter of the earnout period for the MHI acquisition. Additionally, the earnout period related to the 2020 acquisition of H&H Constructors of Fayetteville, LLC concluded in the third quarter of 2024.
Other Expense (Income), Net. The increase in other expense, net for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily due to $7 million of purchase price adjustments related to the Crescent acquisition, which were recognized outside of the measurement period during the first quarter of 2025. Refer to Note 2, Acquisitions to the condensed consolidated financial statements for additional information.
Income Before Taxes of Homebuilding Operations. The decrease in income before taxes of homebuilding operations during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily attributable to the increases in SG&A, the reduction in homebuilding gross margin, and the increase in other expense, net, partially offset by higher home closings volume and, to a lesser extent, the income from contingent consideration revaluation, all of which are explained above.

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
As of June 30, 2025 and December 31, 2024, our lot deposits for finished lot option and land bank option contracts were $531 million and $458 million, respectively. As of June 30, 2025 and December 31, 2024, we controlled 63,180 and 54,698 lots, respectively, under finished lot option and land bank option contracts.
In the past, we have supplemented our lot option acquisition strategies by entering into joint venture agreements with external investors to acquire, develop and control lots. Due to the profit sharing requirements of the joint venture agreements, we have transitioned from these joint venture arrangements in favor of the option contract strategies described above.
Controlled Lots Pipeline
The following table presents our controlled lots through option contracts by homebuilding segment as of June 30, 2025 and December 31, 2024:

	As of June 30,	As of December 31,
Segment(1)	2025	2024	% Change
Southeast	23,869	21,362	12%
Mid-Atlantic	22,744	17,099	33%
Midwest	16,567	16,237	2%
Total(2)	63,180	54,698	16%
(1)See Note 8, Segment Reporting to the condensed consolidated financial statements for further explanation of our reportable segments.
(2)As of June 30, 2025 and December 31, 2024, we had 734 and 603 controlled lots under built-for-rent contracts, respectively.
Our Active Communities
A community becomes active once the model is completed or the community has its fifth net new order. A community becomes inactive when it has fewer than five units remaining to sell. Active community count is an important metric to forecast future net new orders for our business. As of June 30, 2025, we had 271 active communities, an increase of 49 communities, or 22%, as compared to 222 active communities as of June 30, 2024.
Our active community count excludes communities under the built-for-rent contracts, as all sales to third-party investors occur at one point in time and these communities would have no homesites remaining to sell. As of June 30, 2025, we had 7 communities delivering closings under built-for-rent contracts, as compared to 16 communities as of June 30, 2024.
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
Net Sales, Backlog and Closings
A new order (“new sale”) is reported when a customer has received preliminary mortgage approval and the sales contract has been signed by the customer, approved by us and secured by a deposit. These deposits are typically nonrefundable, but each customer situation is evaluated individually. Sales to third-party investors that intend to lease the homes (“built-for-rent contracts”) are reported when we have received a nonrefundable deposit.
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
The following table presents information concerning our net sales, starts and closings in each of our homebuilding segments for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,						Period Over Period Percent Change
	2025			2024
Segment	Net Sales	Starts	Closings	Net Sales	Starts	Closings	Net Sales	Starts	Closings
Southeast(1)	605	877	842	458	876	668	32%	—%	26%
Mid-Atlantic	694	970	600	610	982	610	14%	(1)%	(2)%
Midwest	639	1,139	790	644	975	753	(1)%	17%	5%
Total	1,938	2,986	2,232	1,712	2,833	2,031	13%	5%	10%
(1)Excluding built-for-rent activity, net sales in the Southeast segment increased 38% during the quarter ended June 30, 2025 when compared to the quarter ended June 30, 2024. 31% of the increase was due to net sales from the Liberty Communities acquisition on January 23, 2025.

	Six Months Ended June 30,						Period Over Period Percent Change
	2025			2024
Segment	Net Sales	Starts	Closings	Net Sales	Starts	Closings	Net Sales	Starts	Closings
Southeast(1)	1,295	1,437	1,529	735	1,664	1,246	76%	-14%	23%
Mid-Atlantic	1,236	1,557	1,121	1,227	1,595	1,101	1%	-2%	2%
Midwest	1,439	1,929	1,507	1,474	1,807	1,339	-2%	7%	13%
Total	3,970	4,923	4,157	3,436	5,066	3,686	16%	-3%	13%
(1)Excluding built-for-rent activity, net sales in the Southeast segment increased 37% during the six months ended June 30, 2025 when compared to the six months ended June 30, 2024. 27% of the increase was due to net sales from the Liberty Communities acquisition on January 23, 2025.

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

The following table presents information concerning our backlog in number of homes, ASP and aggregate value (in thousands) for our homebuilding segments as of the dates set forth below:

	As of June 30,
	2025			2024
Segment	Homes(1)	ASP	Value	Homes(1)	ASP	Value
Southeast	998	$438,465	$437,588	1,723	$411,727	$709,406
Mid-Atlantic	812	399,863	324,689	1,202	467,772	562,262
Midwest	703	623,893	438,597	1,280	665,587	851,951
Total	2,513	$477,865	$1,200,875	4,205	$505,022	$2,123,618
(1)Represents the number of homes in backlog from the previous period, plus net sales during the period, minus the number of home closings during the current period.
Backlog of sold homes as of June 30, 2025 was 2,513 homes valued at approximately $1.2 billion based on ASP, a decrease of 1,692 homes and $0.9 billion in value, or 40% and 43%, respectively, from 4,205 homes valued at approximately $2.1 billion as of June 30, 2024. The overall decrease in backlog was mostly reflective of a continued trend toward move-in ready spec homes relative to pre-order sales and, to a lesser extent, a reduction in built-for-rent contracts in backlog. Spec homes typically result in quicker closings and turnover of the backlog within the same reporting period. Approximately 516 of the homes in our backlog are expected to be delivered in 2026 and beyond.
Southeast. Backlog for the Southeast segment as of June 30, 2025 was 998 homes, a decrease of 725 from 1,723 homes as of June 30, 2024. The decrease from prior year was primarily attributable to a continued trend toward more sales of move-in-ready spec homes relative to pre-order sales and, to a lesser extent, a reduction in built-for-rent contracts in backlog.
Mid-Atlantic. Backlog for the Mid-Atlantic segment as of June 30, 2025 was 812 homes, a decrease of 390 from 1,202 homes as of June 30, 2024. The decrease in backlog from prior year was primarily attributable to the continued trend toward more sales of move-in-ready spec homes relative to pre-order sales. The decline in backlog value was also due to an increase in built-for-rent contracts in backlog this period, which have lower ASPs relative to retail sales contracts in backlog.
Midwest. Backlog for the Midwest segment as of June 30, 2025 was 703 homes, a decrease of 577 from 1,280 homes as of June 30, 2024. The decrease from prior year was mostly a result of higher closings relative to net sales, as well as the continued trend toward more sales of move-in-ready spec homes relative to pre-order sales.
The following table presents information concerning our cancellation rates for each of our homebuilding segments for the periods set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2025	2024	2025	2024
Southeast	15.6%	14.2%	13.3%	33.6%
Mid-Atlantic	10.8%	10.9%	12.2%	9.5%
Midwest	15.7%	14.6%	12.9%	11.6%
Total(1)	14.0%	13.2%	12.8%	16.8%
(1)Our cancellation rate for a given period is calculated as the total number of new sales contracts cancelled during the period, divided by the total number of new home sales contracts entered into during the period.
Our cancellation rate for the three months ended June 30, 2025 was 14.0%, an increase of 80 bps when compared to the 13.2% cancellation rate for the three months ended June 30, 2024. Our cancellation rate for the six months ended June 30, 2025 was 12.8% , an improvement when compared to the 16.8% for the six months ended June 30, 2024. In the first quarter of 2024, we had one built-for-rent contract of 229 units that was terminated based on a strategic decision to convert the controlled lots into future retail sales. This termination contributed to the elevated cancellation rate in the Southeast segment for the six months ended June 30, 2024.

Financial Services
Our Financial Services segment provides mortgage banking solutions and title insurance services—inclusive of agency and underwriting services—through our wholly-owned subsidiaries Jet HomeLoans, LP (“Jet HomeLoans”), DF Title, LLC doing business as Golden Dog Title & Trust and Golden Dog Title (“DF Title”) and Alliant National Title Insurance Company, Inc. (“Alliant Title”). Additionally, the Financial Services segment offers homeowners insurance and ancillary products to homebuyers through our wholly-owned insurance broker.
The following table presents selected financial information and supplemental data for our Financial Services segment for the three and six months ended June 30, 2025 and 2024 (dollars in thousands, unless otherwise indicated):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Mortgage revenues	$17,635	$—	$32,543	$—
Title and other services revenues	33,290	3,511	38,145	6,090
Total financial services revenues	50,925	3,511	70,688	6,090
Financial services expense	39,766	2,072	52,385	3,756
Other income, net	1,065	—	830	—
Income (loss) from unconsolidated entities	17	5,147	(67)	9,551
Financial services income before taxes	$12,241	$6,586	$19,066	$11,885

Mortgage financing supplemental data(1):
Total originations:
Number of loans	1,538	1,183	2,725	2,061
Principal (in millions)	$641	$524	$1,154	$904
Capture rate	79.7%	72.1%	79.3%	70.0%
Average FICO score	740	743	740	744
Funded origination breakdown:
Government (FHA, VA, USDA)	54.2%	39.4%	53.5%	40.5%
Non-agency	45.8%	60.6%	46.5%	59.5%
(1)Supplemental data includes the operations of Jet HomeLoans prior to its consolidation in the Company’s financial statements beginning on July 1, 2024. Refer to Note 2, Acquisitions to the condensed consolidated financial statements for additional information.
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Mortgage Banking
The $18 million, or 100%, increase in mortgage revenues, $9 million of the increase in financial services expense and $3 million of the increase in the financial services income before taxes for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, respectively, were all primarily due to the consolidation of Jet HomeLoans beginning July 1, 2024. The income before taxes of Jet HomeLoans prior to July 1, 2024 was included in income from unconsolidated entities in the Condensed Consolidated Statements of Operations.
Title and Other Services
$28 million of the increase in title and other services revenues, $26 million of the increase in financial services expense and $2 million of the increase in financial services income before taxes for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, respectively, were the result of the April 2025 acquisition of Alliant Title. To a lesser extent, DF Title’s expansion of operations into the Texas markets also contributed to the increase in financial services income before taxes for the three months ended June 30, 2025. Our Texas market was previously serviced by our unconsolidated title joint ventures, which resulted in a partially offsetting impact to financial services income before taxes.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Mortgage Banking
The $33 million, or 100%, increase in mortgage revenues, $17 million of the increase in financial services expense and $4 million of the increase in the financial services income before taxes for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 were all primarily due to the consolidation of Jet HomeLoans beginning July 1, 2024. The income before taxes of Jet HomeLoans prior to July 1, 2024 was included in income from unconsolidated entities in the Condensed Consolidated Statements of Operations.
Title and Other Services
$28 million of the increase in title and other services revenues, $26 million of the increase in financial services expense and $2 million of the increase in financial services income before taxes for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 were the result of the April 2025 acquisition of Alliant Title. To a lesser extent, DF Title’s expansion of operations into the Texas market also contributed to financial services income before taxes for the six months ended June 30, 2025. Our Texas market was previously serviced by our unconsolidated title joint ventures, which resulted in a partially offsetting impact to financial services income before taxes.
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

Adjusted Homebuilding Gross Margin
We define adjusted homebuilding gross margin as homebuilding gross margin excluding the effects of capitalized interest, lot option fees, amortization included in homebuilding cost of sales (adjustments resulting from the application of purchase accounting in connection with acquisitions) and commission expense. Our management believes this information is meaningful as it isolates the impact that these excluded items have on homebuilding gross margin. We include internal and external commission expense in homebuilding cost of sales, not selling, general and administrative expense, and therefore commission expense is taken into account in homebuilding gross margin.
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
The following table presents a reconciliation of adjusted homebuilding gross margin to the GAAP financial measure of homebuilding gross margin for each of the periods indicated (unaudited and in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Homebuilding gross margin(1)	$181,709	$199,399	$368,281	$345,980
Interest expense in homebuilding cost of sales(2)	56,197	41,662	98,002	72,404
Amortization in homebuilding cost of sales(3)	396	2,518	1,725	7,100
Commission expense	46,860	40,992	87,254	76,300
Adjusted homebuilding gross margin	$285,162	$284,571	$555,262	$501,784
Homebuilding gross margin %(4)	16.5%	19.0%	17.8%	18.4%
Adjusted homebuilding gross margin %(4)	25.9%	27.0%	26.8%	26.7%
(1)Homebuilding gross margin is homebuilding revenues less homebuilding cost of sales.
(2)Includes interest charged to homebuilding cost of sales related to our senior unsecured notes, net, and revolving credit facility and other homebuilding notes payable included within revolving credit facility and other borrowings on the Condensed Consolidated Balance Sheets (“homebuilding debt”), as well as lot option fees.
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

The following table presents a reconciliation of EBITDA to the GAAP financial measure of net income for each of the periods indicated (unaudited and in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to Dream Finders Homes, Inc.	$56,580	$80,943	$111,483	$135,437
Interest income	(883)	(1,386)	(1,799)	(2,948)
Interest charged to homebuilding cost of sales(1)	56,197	41,662	98,002	72,404
Interest expense	129	—	129	—
Income tax expense	17,525	23,245	33,680	38,386
Depreciation and amortization(2)	4,197	5,120	8,795	11,899
EBITDA	$133,745	$149,584	$250,290	$255,178
EBITDA margin %(3)	11.6%	14.2%	11.7%	13.5%
(1)Includes interest charged to homebuilding cost of sales related to our homebuilding debt, as well as lot option fees.
(2)Includes amortization of purchase accounting adjustments from our acquisitions.
(3)Calculated as a percentage of total revenues.

Net Homebuilding Debt to Net Capitalization

Net homebuilding debt to net capitalization is a non-GAAP financial measure that is homebuilding debt less cash and cash equivalents (“net homebuilding debt”), divided by the sum of net homebuilding debt, total mezzanine equity and total equity (“net capitalization”). Net homebuilding debt excludes borrowings under our mortgage warehouse facilities, as well as any other non-homebuilding borrowings the Company may incur from time to time. Management believes the ratio of net homebuilding debt to net capitalization is meaningful as it is used to assess the performance of our homebuilding segments, as well as to establish targets for performance-based compensation. We also use this ratio as a measure of overall leverage.

The following table presents a reconciliation of net homebuilding debt to net capitalization to the GAAP financial measure of total debt to total capitalization for each of the periods indicated (unaudited and in thousands, except percentages):

	As of June 30,
	2025	2024
Total debt	$1,580,352	$1,185,440
Total mezzanine equity	178,039	169,951
Total equity	1,335,686	1,051,581
Total capitalization	$3,094,077	$2,406,972
Total debt to total capitalization	51.1%	49.3%

Total debt	$1,580,352	$1,185,440
Less: Mortgage warehouse facilities and other secured borrowings	158,041	—
Less: Cash and cash equivalents	210,320	274,797
Net homebuilding debt	$1,211,991	$910,643
Total mezzanine equity	178,039	169,951
Total equity	1,335,686	1,051,581
Net capitalization	$2,725,716	$2,132,175
Net homebuilding debt to net capitalization	44.5%	42.7%
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
Our principal uses of capital are for lot deposits, lot purchases just-in-time for construction, vertical home construction, operating expenses, the payment of routine liabilities, business acquisitions and the origination of mortgage loans. Total cash consideration as of June 30, 2025 and 2024 for business acquisitions closed during the six months ended June 30, 2025 and 2024 was $190 million and $210 million, respectively. Refer to Note 2, Acquisitions to the condensed consolidated financial statements for more information.

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
The above cash and land-light strategies allow us to maintain an adequate lot supply in our existing markets and support ongoing growth and profitability. We continue to operate in geographic regions with consistent increases in demand for new homes and constrained lot and inventory supply compared to population and job growth trends. We intend to continue to reinvest our earnings into our business and focus on expanding our operations. In addition, as the opportunity to purchase finished lots in desired locations becomes increasingly more limited and competitive, we are committed to allocating additional liquidity to land bank deposits on land development projects, as this strategy mitigates the risks associated with holding undeveloped land on our balance sheet, while allowing us to control adequate lot supply in our key markets to support forecasted growth. As of June 30, 2025 and December 31, 2024, our lot deposits related to finished lot option contracts and land bank option contracts were $531 million and $458 million, respectively.
As of June 30, 2025 and December 31, 2024, our cash and total liquidity were as follows (in thousands):

	As of June 30, 2025	As of December 31, 2024
Borrowing base(1)	$1,360,000	$1,254,094
Outstanding balance under Credit Agreement	(1,125,000)	(700,000)
Letters of credit outstanding(2)	(12,449)	(12,449)
Availability under Credit Agreement	$222,551	$541,645
Cash and cash equivalents(3)	210,320	274,384
Total liquidity	$432,871	$816,029
(1)The borrowing base under the Credit Agreement is reduced by the principal amount of the 2028 Notes of $300 million. As of June 30, 2025, the borrowing base calculation included available cash in excess of $25 million. Refer to Note 3, Debt for additional information.
(2)The availability under the Credit Agreement is reduced by outstanding letters of credit that are not cash collateralized.
(3)Represents cash and cash equivalents on the Condensed Consolidated Balance Sheets, which includes cash and cash equivalents related to financial services operations, which are not subject to restrictions and are regularly remitted to Corporate.

As of June 30, 2025, the Credit Agreement had an aggregate commitment of up to $1.4 billion. The Credit Agreement will mature on June 4, 2027. Certain of our subsidiaries guaranteed the Company’s obligations under the Credit Agreement and the 2028 Notes. As of June 30, 2025, we were in compliance with the covenants set forth for all of our debt obligations. Refer to Note 3, Debt, to the condensed consolidated financial statements for more information on the Credit Agreement, 2028 Notes and the mortgage warehouse facilities.
We continue to evaluate our overall capital structure and explore options to strengthen our balance sheet. We will remain opportunistic while assessing available capital in the debt and equity markets.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(113,199)	$(358,128)
Net cash used in investing activities	(197,255)	(189,710)
Net cash provided by financing activities	229,032	296,013
Net cash used in operating activities was $113 million for the six months ended June 30, 2025, compared to $358 million of net cash used in operating activities for the six months ended June 30, 2024. The change in net cash used in operating activities was primarily driven by a $151 million decrease of mortgage loans held for sale from the beginning of the current period and lower increases in inventories of $163 million when compared to the prior year period, mostly as a result of fewer home starts and a higher volume of closings, partially offset by a higher increase in lot deposits of $14 million. The change in net cash used in operating activities are net of the effects of the Crescent Homes, Liberty Communities, Alliant Title and Green River Builders acquisitions.
Net cash used in investing activities was $197 million for the six months ended June 30, 2025, compared to $190 million of net cash used in investing activities for the six months ended June 30, 2024, mostly attributable to $13 million of furniture and fixture purchases, primarily for our model homes, during the six months ended June 30, 2025 relating to our recent operational expansions, compared to $4 million in similar purchases during the six months ended June 30, 2024, partially offset by less payments for acquisitions.
Net cash provided by financing activities was $229 million for the six months ended June 30, 2025, compared to $296 million of net cash provided by financing activities for the six months ended June 30, 2024. The change in net cash provided by financing activities was primarily attributable to $145 million of net repayments of mortgage warehouse facilities during the six months ended June 30, 2025 compared to no related activity during the prior year period. The mortgage warehouse facilities are associated with our third quarter of 2024 acquisition of Jet HomeLoans. The change in net cash provided by financing activities was partially offset by net proceeds from our homebuilding debt of $439 million used to release housing starts and purchase lots for our homebuilding operations, compared to $360 million of net homebuilding proceeds during the six months ended June 30, 2024.
Redeemable Noncontrolling Interests
Based on the terms of the purchase agreement, at the time of an acquisition, we may issue redeemable noncontrolling interest. Redeemable noncontrolling interest is reported within mezzanine equity on the Company’s Condensed Consolidated Balance Sheets at the greater of the initial carrying amount (its fair value on the acquisition date) adjusted for the noncontrolling interest’s share of net income (loss) less distributions or its redemption value. After achieving the minimum earnings threshold, the amount of net income that is attributable to the redeemable noncontrolling interest will be presented within net income attributable to noncontrolling interests on the Condensed Consolidated Statements of Operations. As of June 30, 2025, the redeemable noncontrolling interests totaled $30 million, of which no amount was redeemable within 12 months. Refer to Note 2, Acquisitions to our condensed consolidated financial statements for more information on redeemable noncontrolling interests related to current period business combinations.

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
Contractual Obligations
Except for the changes related to the March 20, 2025 amendments to our revolving credit facility discussed in Note 3, Debt to the condensed consolidated financial statements, for the three and six months ended June 30, 2025, there have been no material changes to our contractual obligations previously described under the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the six months ended June 30, 2025 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
As of June 30, 2025 and December 31, 2024, we had outstanding surety bonds of $338.9 million and $297.8 million, respectively, and outstanding letters of credit of $25.6 million and $20.9 million, respectively. We believe we will fulfill our obligations under the related arrangements and do not anticipate any material losses under these surety bonds and letters of credit.

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
We caution you that these forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. These risks include, but are not limited to, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, those indicated in Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and in this Quarterly Report on Form 10-Q. Should one or more of such risks or uncertainties occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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
Under the Credit Agreement, the Company has the ability to draw “Term SOFR Rate Loans” or “Daily Simple SOFR Rate Loans”. Term SOFR Rate Loans bear interest based on Term SOFR rates for one or three-month interest periods and include a SOFR adjustment of 10 basis points (“bps”) for each interest period. Daily Simple SOFR Rate Loans bear interest based on Daily Simple SOFR rates and include a SOFR adjustment of 10 bps. Interest under Term SOFR Rate Loans and Daily Simple SOFR Rate Loans also include an “applicable rate margin” determined based on the Company’s net debt to capitalization ratio, equivalent to credit spreads of 2.00% to 2.95%.
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
Our wholly-owned mortgage banking business, Jet HomeLoans, is exposed to interest rate risk as it relates to its lending activities. Jet HomeLoans underwrites and originates mortgage loans, which are sold through either optional or mandatory forward mortgage commitments into the secondary markets. The loan portfolio of Jet HomeLoans is held for sale and subject to forward sale commitments. The Company enters into interest rate lock commitments (“IRLCs”) when originating mortgage loans with customers who have applied for a loan and meet certain credit and underwriting criteria. In addition, Jet HomeLoans uses investor commitments and forward sales of mortgage backed securities (“MBS”) contracts to hedge its mortgage-related interest rate exposure. The fair values of these derivative instruments change based on changes in secondary market investor pricing and quoted MBS prices. Jet HomeLoans sells all of its mortgages held for sale on a servicing released basis.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2025. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2025 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.
Changes in Internal Controls
Alliant Title
We completed the Alliant Title acquisition on April 18, 2025, which is discussed in detail in Note 2, Acquisitions to the condensed consolidated financial statements. Our assessment of the effectiveness of the Company’s disclosure controls and procedures did not encompass the internal controls over financial reporting of Alliant Title. This decision aligns with the general guidance from the SEC Staff, allowing the exclusion of an assessment of a recently acquired business from management’s scope for an internal controls audit for up to one year post-acquisition. Alliant Title contributed approximately 2% to our total revenues for the quarter ended June 30, 2025. As of June 30, 2025, the total assets of the acquired business represented about 2% of total consolidated assets, mainly comprising investments and goodwill.
With the completion of the Alliant Title acquisition, we are in the process of implementing internal controls over significant processes at Alliant Title, which we consider appropriate and necessary given the integration level. As the integration progresses, we will continuously evaluate Alliant Title’s internal controls and processes, further integrating them with those of the Company within a year of the acquisition.
Liberty Communities
We completed the Liberty Communities acquisition on January 23, 2025, which is discussed in detail in Note 2, Acquisitions to the condensed consolidated financial statements. Our assessment of the effectiveness of the Company’s disclosure controls and procedures did not encompass the internal controls over financial reporting of Liberty Communities. This decision aligns with the general guidance from the SEC Staff, allowing the exclusion of an assessment of a recently acquired business from management’s scope for an internal controls audit for up to one year post-acquisition. Liberty Communities contributed approximately 6% to our total revenues for the quarter ended June 30, 2025. As of June 30, 2025, the total assets of the acquired business represented about 3% of total consolidated assets, mainly comprising inventory and goodwill.
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

Jet HomeLoans
We acquired the remaining equity interest in Jet HomeLoans on July 1, 2024, which is discussed in detail in Note 2, Acquisitions to the condensed consolidated financial statements. Our assessment of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025 did not encompass the internal controls over financial reporting of Jet HomeLoans. This decision aligns with the general guidance from the SEC Staff, allowing the exclusion of an assessment of a recently acquired business from management’s scope for an internal controls audit for up to one year post-acquisition. Jet HomeLoans contributed approximately 2% to our total revenues for the quarter ended June 30, 2025. As of June 30, 2025, the total assets of the acquired business represented about 5% of total consolidated assets, mainly comprising mortgage loans held for sale. As of July 1, 2025, the implementation of internal controls over significant processes has commenced at Jet HomeLoans. As of July 31, 2025, the Company has not assessed the design or operating effectiveness of those controls.
Other than the ongoing integrations of Alliant Title and Liberty Communities described above, there have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to ongoing legal proceedings in the ordinary course of business. Refer to Note 5, Commitments and Contingencies—Legal Proceedings to our condensed consolidated financial statements for additional information regarding certain ongoing litigation.
ITEM 1A. RISK FACTORS
There are numerous factors that affect our business and results of operations, many of which are beyond our control. Refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which contain descriptions of significant risks that have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as set forth below, there have been no material changes to risk factors previously disclosed in the reports cited above.
Additional Risks Related to Our Financial Services Businesses
Our reserve for title claims losses and related reinsurance agreements subjects us to risks related to potentially incurring losses related to reserve assumptions, claim loss prevention procedures and credit risk of our counterparties.
We establish reserves for title claims based on actuarial estimates and assumptions regarding future claim experience. These assumptions inherently involve a high degree of judgment and uncertainty, and actual results may differ materially. If our experience deviates from these assumptions—such as higher-than-expected claim frequency, severity, or changes in claim utilization patterns—we may be required to increase our reserves, adversely affecting our profitability and financial position.
We attempt to mitigate claim losses through underwriting and risk assessment procedures. However, due to inherent limitations, these procedures may not prevent all losses, and failure in our loss prevention methods could result in substantial unexpected losses.
In addition, although we do not currently cede material amounts of reinsurance, we may do so in the future. Reinsurance is used to reduce exposure to large claims, but we remain liable to policyholders even if a reinsurer fails to meet its obligations. Therefore, we are exposed to credit risk from our reinsurers. The failure, insolvency, or unwillingness of any current or future reinsurance counterparty to perform under their agreements could materially and adversely affect our results of operations and financial condition.
Use of independent agents may increase the frequency and severity of title claims.
In certain cases, we rely on independent agents to conduct or procure title searches and examinations, for which they retain most of the title premium. Although governed by agency agreements that define responsibilities and liability, agents may fail to meet their contractual obligations. We monitor agents through audits and performance tracking, but oversight cannot eliminate all risk. Regulatory or legal developments could increase our exposure to liability for agents’ errors or omissions. As a result, our use of independent agents may lead to increased title claims in both frequency and severity.
Our financial services segment is subject to risks related to our hedging strategies.
We use limited hedging strategies to manage interest rate risk, primarily related to loans held for sale and interest rate lock commitments. While these strategies can reduce exposure, they are inherently complex and may not fully offset losses from unexpected interest rate volatility. Although hedging is not currently a significant part of our operations, ineffective interest rate risk management could have an adverse, though likely not material, impact on our financial results.

Our mortgage banking business is subject to risks related to mortgage sales and loan repurchase obligations.
Our mortgage banking operations depend on the ability to sell originated mortgage loans into the secondary market or directly to large investors such as Fannie Mae and Freddie Mac. If the Company is unable to complete these sales, we may be required to hold the loans long-term, exposing us to borrower credit risk, reduced liquidity, and increased capital requirements. Although we typically sell loans within 30–60 days using mortgage warehouse facilities, a default by lenders under these facilities could require us to fund loans in the pipeline. In such cases, our revolving credit facility and operating cash flow may be insufficient to support continued lending activity, potentially limiting our ability to originate and sell loans competitively.
Any limitation on, or reduction or elimination of, tax benefits associated with homeownership would have an adverse effect upon the demand for homes, which could be material to our business.
While tax laws generally permit significant expenses associated with homeownership, primarily mortgage interest expense and real estate taxes, to be deducted for the purpose of calculating an individual’s federal and, in many cases, state taxable income, the ability to deduct mortgage interest expense and real estate taxes for federal income tax purposes is limited. The federal government or a state government may change its income tax laws by eliminating, limiting or substantially reducing these income tax benefits without offsetting provisions, which may increase the after-tax cost of owning a new home for many of our potential homebuyers. For example, the Tax Cuts and Jobs Act, which became effective January 1, 2018, contained substantial changes to the Internal Revenue Code of 1986, as amended (the “Code”) including (i) limitations on the ability of our homebuyers to deduct property taxes, (ii) limitations on the ability of our homebuyers to deduct mortgage interest and (iii) limitations on the ability of our homebuyers to deduct state and local income taxes. The One Big Beautiful Bill Act enacted on July 4, 2025 (the “OBBBA”), continued these changes with some modifications increasing the ability of some homebuyers to deduct property taxes and state and local income taxes but introduced a new overall limit on the tax benefit of itemized deductions (that include property taxes, state and local income taxes and mortgage interest) for taxpayers in the top marginal income tax bracket. Further changes in income tax laws by the federal government to eliminate or substantially reduce income tax benefits associated with homeownership could adversely affect demand for and sales prices of new homes.
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

The OBBBA terminated the Code Section 45L credit for homes purchased after June 30, 2026, which could potentially increase our future effective income tax rates materially thereafter.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Buyback Program
In June 2023, the Company’s Board of Directors approved a share buyback program under which the Company can repurchase up to $25.0 million of its Class A common stock through June 30, 2026 in open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the second quarter of 2025, the limit that can be repurchased under the share buyback program was increased to $50.0 million.
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
The following table provides information with respect to repurchases of shares of Class A common stock by the Company during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2025 - 4/30/2025	263,818	$21.91	263,818	$4,363,670
5/1/2025 - 5/31/2025	224,860	22.44	224,860	24,267,079
6/1/2025 - 6/30/2025	216,726	23.33	216,726	19,152,653
Total	705,404	$22.52	705,404

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
Directors and Executive Officers. Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act (“Rule 10b5-1”) and in compliance with guidelines specified by the Company. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s equity plans (“Rule 10b5-1 Trading Plans”). Under a Rule 10b5-1 Trading Plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. No contracts, instructions or written plans for the sale or purchase of our securities were adopted, terminated or modified by our directors and executive officers during the three months ended June 30, 2025.
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

Dream Finders Homes, Inc.

Date:	July 31, 2025	/s/ Patrick O. Zalupski
Patrick O. Zalupski President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	July 31, 2025	/s/ L. Anabel Ramsay
L. Anabel Ramsay Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)