Form 10-Q
period 2025-09-30
Dream Finders Homes, Inc.
filed 2025-10-30
CIK 1825088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2025, there were 35,028,565 shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding and 57,726,153 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. DREAM FINDERS HOMES, INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$251,044	$274,384
Restricted cash	39,133	65,441
Accounts receivable	53,049	34,126
Inventories	2,145,638	1,715,357
Lot deposits	551,309	458,303
Mortgage loans held for sale	114,299	303,393
Other assets	294,837	165,880
Investments in unconsolidated entities	10,785	11,454
Goodwill	375,145	300,313
Total assets	$3,835,239	$3,328,651

Liabilities
Accounts payable	$165,329	$147,143
Accrued liabilities	246,823	281,465
Customer deposits	88,553	125,601
Revolving credit facility and other borrowings	1,067,389	701,386
Senior unsecured notes, net	590,523	295,049
Mortgage warehouse facilities	108,222	289,617
Contingent consideration	15,677	68,030
Total liabilities	2,282,516	1,908,291
Commitments and contingencies (Note 5)
Mezzanine Equity
Redeemable preferred stock	148,500	148,500
Redeemable noncontrolling interests	29,539	21,451
Equity
Class A common stock, $0.01 per share, 289,000,000 authorized, 36,667,477 and 36,002,077 issued as of September 30, 2025 and December 31, 2024, respectively	367	360
Class B common stock, $0.01 per share, 61,000,000 authorized, 57,726,153 issued as of September 30, 2025 and December 31, 2024	577	577
Accumulated other comprehensive income	607	—
Additional paid-in capital	293,695	281,559
Retained earnings	1,118,608	970,253
Treasury stock, at cost, 1,638,912 and 291,229 shares of Class A common stock as of September 30, 2025 and December 31, 2024, respectively	(40,520)	(7,827)
Total Dream Finders Homes, Inc. stockholders’ equity	1,373,334	1,244,922
Noncontrolling interests	1,350	5,487
Total equity	1,374,684	1,250,409
Total liabilities, mezzanine equity and equity	$3,835,239	$3,328,651
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Homebuilding	$916,671	$986,257	$2,986,359	$2,863,714
Financial services	53,133	20,168	123,821	26,258
Total revenues	969,804	1,006,425	3,110,180	2,889,972
Homebuilding cost of sales	755,935	797,110	2,457,342	2,328,587
Financial services expense	45,081	11,903	98,005	15,659
Selling, general and administrative expense	109,509	101,695	360,902	278,658
Loss (income) from unconsolidated entities	103	(99)	(94)	(10,301)
Contingent consideration revaluation	1,786	5,948	(9,820)	13,793
Other income, net	(3,360)	(2,556)	(2,134)	(5,680)
Income before taxes	60,750	92,424	205,979	269,256
Income tax expense	(13,694)	(20,780)	(47,374)	(59,166)
Net income	47,056	71,644	158,605	210,090
Net income attributable to noncontrolling interests	(59)	(993)	(125)	(4,002)
Net income attributable to Dream Finders Homes, Inc.	$46,997	$70,651	$158,480	$206,088

Earnings per share
Basic	$0.47	$0.72	$1.59	$2.10
Diluted	$0.47	$0.70	$1.56	$2.06
Weighted-average number of shares
Basic	92,836,364	93,527,205	93,273,344	93,399,681
Diluted	100,635,669	100,736,148	101,299,599	100,140,134
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three and nine months ended September 30, 2025
(In thousands, except share amounts)
(Unaudited)

	Dream Finders Homes, Inc. Stockholders’ Equity
	Common Stock - Class A		Common Stock - Class B		Accumulated Other Comprehensive Income	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity	Redeemable Preferred Stock		Redeemable Noncontrolling Interests
	Shares Outstanding	Amount	Shares Outstanding	Amount							Shares	Amount
Balance as of June 30, 2025	35,386,280	$367	57,726,153	$577	$583	$288,429	$1,074,986	$(30,847)	$1,591	$1,335,686	150,000	$148,500	$29,539
Stock-based compensation	—	—	—	—	—	5,266	—	—	—	5,266	—	—	—
Repurchases of common stock	(357,715)	—	—	—	—	—	—	(9,673)	—	(9,673)	—	—	—
Distributions	—	—	—	—	—	—	—	—	(300)	(300)	—	—	—
Preferred stock dividends declared	—	—	—	—	—	—	(3,375)	—	—	(3,375)	—	—	—
Net income	—	—	—	—	—	—	46,997	—	59	47,056	—	—	—
Other comprehensive income, net of tax	—	—	—	—	24	—	—	—	—	24	—	—	—
Balance as of September 30, 2025	35,028,565	$367	57,726,153	$577	$607	$293,695	$1,118,608	$(40,520)	$1,350	$1,374,684	150,000	$148,500	$29,539

Balance as of December 31, 2024	35,710,848	$360	57,726,153	$577	$—	$281,559	$970,253	$(7,827)	$5,487	1,250,409	150,000	$148,500	$21,451
Stock-based compensation	—	—	—	—	—	20,026	—	—	—	20,026	—	—	—
Vesting of stock-based compensation	982,856	10	—	—	—	(10)	—	—	—	—	—	—	—
Withholding of common stock for taxes	(317,456)	(3)	—	—	—	(7,880)	—	—	—	(7,883)	—	—	—
Repurchases of common stock	(1,347,683)	—	—	—	—	—	—	(32,693)	—	(32,693)	—	—	—
Distributions	—	—	—	—	—	—	—	—	(4,262)	(4,262)	—	—	—
Preferred stock dividends declared	—	—	—	—	—	—	(10,125)	—	—	(10,125)	—	—	—
Noncontrolling interest issued in business combination	—	—	—	—	—	—	—	—	—	—	—	—	8,088
Net income	—	—	—	—		—	158,480	—	125	158,605	—	—	—
Other comprehensive income, net of tax	—	—	—	—	607	—		—		607	—	—	—
Balance as of September 30, 2025	35,028,565	$367	57,726,153	$577	$607	$293,695	$1,118,608	$(40,520)	$1,350	$1,374,684	150,000	$148,500	$29,539
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
Three and nine months ended September 30, 2024
(In thousands, except share amounts)
(Unaudited)

	Dream Finders Homes, Inc. Stockholders’ Equity
	Common Stock - Class A		Common Stock - Class B		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity	Redeemable Preferred Stock		Redeemable Noncontrolling Interest
	Shares Outstanding	Amount	Shares Outstanding	Amount						Shares	Amount
Balance as of June 30, 2024	34,430,244	$345	59,226,153	$592	$271,296	$777,099	$(1,846)	$4,095	$1,051,581	150,000	$148,500	$21,451
Stock-based compensation	—	—	—	—	5,135	—	—	—	5,135	—	—	—
Repurchases of common stock	(180,164)	—	—	—	—	—	(4,824)	—	(4,824)			—
Distributions	—	—	—	—	—	—	—	(400)	(400)	—	—	—
Preferred stock dividends declared	—	—	—	—	—	(3,375)	—	—	(3,375)	—	—	—
Net income	—	—	—	—	—	70,651	—	993	71,644	—	—	—
Balance as of September 30, 2024	34,250,080	$345	59,226,153	$592	$276,431	$844,375	$(6,670)	$4,688	$1,119,761	150,000	$148,500	$21,451

Balance as of December 31, 2023	32,882,124	$329	60,226,153	$602	$275,241	$648,412	$—	$13,066	$937,650	150,000	$148,500	$—
Stock-based compensation	—	—	—	—	13,660	—	—	—	13,660	—	—	—
Vesting of stock-based compensation	952,669	9	—	—	(9)	—	—	—	—	—	—	—
Withholding of common stock for taxes	(332,716)	(3)	—	—	(12,461)	—	—	—	(12,464)	—	—	—
Class B common stock exchanged for class A common stock	1,000,000	10	(1,000,000)	(10)	—	—	—	—	—	—	—	—
Repurchases of common stock	(251,997)	—	—	—	—	—	(6,670)	—	(6,670)	—	—	—
Distributions	—	—	—	—	—	—	—	(12,380)	(12,380)	—	—	—
Redemption of Series B preferred units	—	—	—	—	—	—	—	—	—	—	—	—
Preferred stock dividends declared	—	—	—	—	—	(10,125)	—	—	(10,125)	—	—	—
Noncontrolling interest issued in business combination	—	—	—	—	—	—	—	—	—	—	—	21,451
Net income	—	—	—	—	—	206,088	—	4,002	210,090	—	—	—
Balance as of September 30, 2024	34,250,080	$345	59,226,153	$592	$276,431	$844,375	$(6,670)	$4,688	$1,119,761	150,000	$148,500	$21,451
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$158,605	$210,090
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	10,756	6,948
Amortization of lease right-of-use assets	10,682	5,270
Stock-based compensation	20,026	13,660
Deferred income tax expense	15,865	10,643
Contingent consideration revaluation	(9,820)	13,793
Payments of contingent consideration	(20,263)	(29,259)
Other, net	1,601	(3,516)
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(14,853)	1,291
Inventories	(323,718)	(494,240)
Lot deposits	(86,543)	(119,077)
Other assets	(43,607)	(8,094)
Mortgage loans held for sale	189,094	(62,880)
Accounts payable and accrued liabilities	(114,303)	(56,553)
Customer deposits	(37,702)	(51,179)
Net cash used in operating activities	(244,180)	(563,103)
Cash flows from investing activities
Purchase of property and equipment	(18,218)	(21,444)
Proceeds from disposals of property and equipment	210	88
Investments in unconsolidated entities	(1,937)	(2,351)
Return of investments from unconsolidated entities	1,621	573
Payments for acquisitions, net of cash acquired	(184,460)	(174,403)
Purchase of investment securities	(5,495)	—
Proceeds from sales and maturities of investment securities	6,360	—
Net cash used in investing activities	(201,919)	(197,537)
Cash flows from financing activities
Proceeds from senior unsecured notes	300,000	—
Proceeds from revolving credit facility and other borrowings	1,213,667	666,176
Repayments on revolving credit facility and other borrowings	(847,664)	(205,352)
Proceeds from mortgage warehouse facilities	114,931	544,784
Repayments on mortgage warehouse facilities	(296,326)	(483,761)
Payments of debt issuance costs	(10,924)	(7,344)
Payments of preferred stock dividends	(10,125)	(10,125)
Payments for common stock withheld for taxes	(7,883)	(12,464)
Repurchases of common stock	(32,693)	(6,670)
Distributions to noncontrolling interests	(4,262)	(12,380)
Payments of contingent consideration	(22,270)	(27,832)
Net cash provided by financing activities	396,451	445,032

Net decrease in cash, cash equivalents and restricted cash	(49,648)	(315,608)
Cash, cash equivalents and restricted cash at beginning of period	339,825	548,456
Cash, cash equivalents and restricted cash at end of period	$290,177	$232,848
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$251,044	$204,906
Restricted cash	39,133	27,942
Total cash, cash equivalents and restricted cash	$290,177	$232,848

Supplemental disclosures of cash payments:
Cash paid for interest	$211,169	$143,956
Cash paid for income taxes, net of refunds(1)	107,669	113,419

Supplemental disclosures of noncash activities:
Noncash investing activities
Noncontrolling interest issued in business combinations(2)	8,088	21,451
Accrued cash consideration for business combinations(3)	6,712	26,126
Noncash financing activities
Dividends accrued on preferred stock	231	—
Total noncash investing and financing activities	$15,031	$47,577
(1)Includes payments for purchased tax credits of $10.7 million and $36.6 million related to 2025 and 2024 income tax expense, respectively, for the nine months ended September 30, 2025. Includes payments for purchased tax credits of $2.1 million related to 2024 income tax expense for the nine months ended September 30, 2024.
(2)Based on the estimated acquisition date fair value of the redeemable noncontrolling interests as of the reporting period date. Refer to Note 2, Acquisitions for more information.
(3)Represents amounts related to the Crescent Ventures, LLC (“Crescent Homes” or “Crescent) acquisition for the nine months ended September 30, 2025 and 2024. Refer to Note 2, Acquisitions for more information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Nature of Business and Significant Accounting Policies
Nature of Business
Dream Finders Homes, Inc., a Delaware corporation incorporated in 2020 (together with its subsidiaries, “Dream Finders”, “DFH” or the “Company”), designs, builds, and sells homes in markets throughout the United States. The homebuilding operations are structured regionally into three reportable segments—Southeast, Mid-Atlantic, and Midwest. The Company also operates a financial services reportable segment, which provides mortgage banking solutions and title insurance services—inclusive of agency and underwriting services—through its wholly-owned subsidiaries Jet HomeLoans, LP (“Jet HomeLoans”), DF Title, LLC doing business as Golden Dog Title & Trust and Golden Dog Title (“DF Title”) and Alliant National Title Insurance Company, Inc. (“Alliant Title”). Additionally, the Financial Services segment offers homeowners insurance and ancillary products to homebuyers through the Company’s wholly-owned insurance broker.
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
Below are certain accounting policies adopted as a result of the Company’s acquisition of title insurance underwriter, Alliant Title, discussed further in Note 2, Acquisitions. Alliant Title was consolidated in the Company’s condensed consolidated financial statements and are included in the Financial Services segment as of April 18, 2025, the date of acquisition.
Title Insurance Revenue Recognition
Title insurance premiums are recognized as revenue at the time of settlement of the related real estate transaction, as the earnings process is then considered complete. Title insurance premium revenue is included within financial services revenues on the Condensed Consolidated Statements of Operations. Expenses typically associated with premiums, including agent commissions, premium taxes and a provision for future claims are recognized concurrent with the recognition of the related premium revenue and are included within financial services expense on the Condensed Consolidated Statements of Operations.
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

The Company evaluates AFS debt securities in an unrealized loss position on a regular basis for potential credit loss. Factors considered in determining whether a loss is credit-related include, but are not limited to, the financial condition and prospects of the issuer, including credit ratings and analyst reports. If the Company has the intent to sell an AFS debt security or it is more likely than not it will be required to sell the security before recovery, the security will be written down to its current fair value, with a corresponding impairment loss recorded within other expense in the Condensed Consolidated Statements of Operations, net of any amount previously recognized as an allowance for expected credit loss. If the Company does not have the intent to sell or it is more likely than not that it will not be required to sell the security before recovery, an allowance for expected credit loss is established and recorded within other expense in the Condensed Consolidated Statements of Operations, net of any amount previously recognized as an allowance for expected credit loss. All non-credit related portions of potential loss, typically due to changes in market interest rates and other market conditions, are considered unrealized losses and are recorded in accumulated other comprehensive income.
Reserve for Title Claim Losses
The reserve for title claim losses is based on the prior period’s reserve balance for title claim losses, increased by the current period provision for title claim losses and reduced by actual paid claims. The reserve for title claim losses is included within accrued liabilities on the Condensed Consolidated Balance Sheets.
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
In the ordinary course of business, the Company limits its maximum claim loss exposure by ceding certain risks to other insurers, including through excess of loss risk policies, which are issued by accredited reinsurers.
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
Reclassifications
Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform to the 2025 presentation, including the reclassifications of right-of-use assets and property and equipment, net into other assets, and lease liabilities into accrued liabilities—both reported on the Condensed Consolidated Balance Sheets. These reclassifications had no impact on the Company’s total assets, total equity, revenues or net income in its condensed consolidated financial statements.
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

2.     Acquisitions
Financial Services
Alliant Title
On April 18, 2025, the Company acquired Colorado-based title insurance underwriter, Alliant National Title Insurance Company, Inc. and a related affiliate (collectively, “Alliant Title”), the operations of which are included in the Financial Services segment as of that date. The cash consideration paid for the Alliant Title acquisition was $37.2 million, net of $3.0 million of cash acquired. The purpose of this acquisition was to expand the Company’s financial services offerings to include title underwriting. The acquisition was accounted for as a business combination under ASC Topic 805 and the operations are included in the Financial Services segment as of the date of acquisition.
As of September 30, 2025, the total fair value of the assets acquired and the liabilities assumed (“acquired net assets”) resulted in $48.4 million of other assets and $35.4 million in accrued liabilities on the Company’s Condensed Consolidated Balance Sheet as of the date of acquisition, mostly related to AFS debt securities and reserve for title claim losses, respectively. Based on new information obtained related to the fair value of separately identifiable intangible assets, the Company recognized a measurement period adjustment during the three months ended September 30, 2025, which increased other assets and decreased goodwill by $3.9 million as of the acquisition date. As of September 30, 2025, the excess of the aggregate purchase price over the aggregate fair value of the acquired net assets resulted in goodwill of $20.4 million, all of which was assigned to the Financial Services segment. Goodwill consists primarily of expected synergies from vertical integration with our title and homebuilding operations, the acquired workforce and growth opportunities.
Homebuilding
Green River Builders
On May 2, 2025, the Company acquired Atlanta, Georgia-based homebuilder, Green River Builders, Inc. (“Green River Builders”), the operations of which are included in the Southeast segment as of that date. The cash consideration paid for the Green River Builders acquisition was $34.1 million. Based on the fair value of the acquired net assets pursuant to ASC Topic 805, as of September 30, 2025, the Company primarily recorded $26.8 million of inventories on the Company’s Condensed Consolidated Balance Sheet as of the date of acquisition. The excess of the aggregate purchase price over the aggregate fair value of the acquired net assets of $8.8 million was recorded as goodwill, all of which was assigned to the Southeast segment.
Liberty Communities
On January 23, 2025, the Company acquired certain assets and assumed certain liabilities, comprising the majority of the Atlanta, Georgia-based homebuilder, Liberty Communities, LLC (“Liberty Communities” or “Liberty”), primarily through wholly-owned DFH subsidiaries, Dream Finders Holdings, LLC, and DFH Liberty, LLC (“DFH Liberty”). This acquisition allowed the Company to enter the Atlanta, Georgia market and expand its operations in the Greenville, South Carolina market. The cash consideration paid for the Liberty acquisition was $112.7 million. Additionally, as part of the consideration, the former owner of Liberty Communities received a redeemable noncontrolling interest in DFH Liberty and contractual rights to a portion of its future earnings upon exceeding a minimum earnings threshold.
The purchase agreement includes put and call options relating to the noncontrolling interest that, upon the occurrence of certain events, are not solely in the control of the Company. As a result, the noncontrolling interest is redeemable and reported within mezzanine equity on the Company’s Condensed Consolidated Balance Sheet at the greater of the initial carrying amount (its fair value on the acquisition date), adjusted for the noncontrolling interest’s share of net income (loss) less distributions, or its redemption value. After achieving the minimum earnings threshold, the amount of net income that is attributable to the redeemable noncontrolling interest will be presented within net income attributable to noncontrolling interests on the Condensed Consolidated Statements of Operations.

The acquisition was accounted for as a business combination under ASC Topic 805. In determining the purchase price allocation, the Company evaluated Liberty’s acquired net assets based on their estimated fair values as of January 23, 2025. Goodwill was recorded as the residual amount by which the purchase price plus the fair value of the noncontrolling interest exceeded the provisional fair value of the acquired net assets and is expected to be fully deductible for tax purposes. Goodwill consists primarily of expected synergies of combining operations, the acquired workforce and growth opportunities, none of which qualify as separately identifiable intangible assets. The fair value of the redeemable noncontrolling interest, inclusive of put and call options, was determined using an income-based approach, coupled with Monte Carlo simulations, which were impacted by various inputs, including projected future cash flows, discount rates and market volatility.
The consideration for the total purchase price and related purchase price allocation as of September 30, 2025, inclusive of measurement period adjustments, was as follows (in thousands):

Cash consideration	$112,720
Fair value of the redeemable noncontrolling interest as of the acquisition date	8,088
Total consideration	$120,808

Acquired Value
Inventories	$75,387
Lot deposits	6,464
Other assets	2,572
Accounts payable	(7,018)
Accrued liabilities	(1,811)
Customer deposits	(385)
Acquired net assets	75,209
Goodwill	45,599
Total purchase price	$120,808
Measurement period adjustments of $1.8 million were recorded during the three months ended June 30, 2025, which related to and reflect the most current provisional valuation of the post-closing balances of the acquired net assets.
Unaudited Pro Forma Information
The following unaudited pro forma condensed consolidated results of operations are provided for illustrative purposes only and have been presented as if the three acquisitions discussed above had occurred on January 1, 2024 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
Unaudited Pro Forma(1)	2024	2025	2024
Total revenues	$1,086,107	$3,158,275	$3,109,494
Net income attributable to Dream Finders Homes, Inc.	75,146	155,284	215,077
(1)This unaudited pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had occurred on that date, nor of the results that may be obtained in the future.
For the three and nine months ended September 30, 2025, Liberty contributed $62.1 million and $164.1 million, respectively, in homebuilding revenues and $7.1 million and $11.0 million, respectively, in income before taxes, all of which is attributable to DFH. Liberty’s Atlanta operations are included in the Southeast segment and Liberty’s Greenville operations are included in the Mid-Atlantic segment from the acquisition date. Refer to Note 8, Segment Reporting for more information.

For the three and nine months ended September 30, 2025, Alliant Title contributed $31.6 million and $59.2 million, respectively, in financial services revenues and $0.7 million and $3.0 million, respectively, in income before taxes. Alliant Title’s operations are included in the Financial Services segment from the acquisition date. Refer to Note 8, Segment Reporting for more information.
Previous Acquisitions
Jet HomeLoans
On July 1, 2024, the Company acquired the remaining 40% equity interest in the previously unconsolidated mortgage banking joint venture, Jet HomeLoans, which was consolidated as of that date in the Company’s condensed consolidated financial statements. Cash consideration was $9.3 million. The majority of the acquired net assets on July 1, 2024 included mortgage loans held for sale of $114.7 million and mortgage warehouse facilities of $109.1 million, which were reported on the Company’s Condensed Consolidated Balance Sheet as of that date. The acquisition was accounted for as an asset acquisition under ASC Topic 805.
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
The acquisition was accounted for as a business combination under ASC Topic 805. In determining the purchase price allocation, the Company evaluated Crescent Homes’ acquired net assets based on their estimated fair values as of February 1, 2024. Goodwill was recorded as the residual amount by which the purchase price plus the fair value of the noncontrolling interest exceeded the fair value of the acquired net assets and is expected to be fully deductible for tax purposes. Goodwill consists primarily of expected synergies of combining operations, the acquired workforce and growth opportunities, none of which qualify as separately identifiable intangible assets. The fair value of the redeemable noncontrolling interest, inclusive of put and call options, was determined using an income-based approach, coupled with Monte Carlo simulations, which were impacted by various inputs, including projected future cash flows, discount rates and market volatility

The consideration for the total purchase price and related final purchase price allocation as of February 1, 2025, inclusive of measurement period adjustments, was as follows (in thousands):

Cash consideration	$210,449
Fair value of the redeemable noncontrolling interest as of the acquisition date	21,451
Total consideration	$231,900

Acquired Value
Inventories	$122,053
Other assets	2,245
Accounts payable	(9,543)
Customer deposits	(8,804)
Accrued liabilities	(2,157)
Acquired net assets	103,794
Goodwill	128,106
Total purchase price	$231,900
In March 2025, the Company recorded $6.7 million in purchase price adjustments relating to the net asset value of the Crescent Homes acquisition within other income, net on the Condensed Consolidated Statement of Operations, as these adjustments were recognized outside of the measurement period for the acquisition, which ended February 1, 2025.
3.    Debt

The Company’s outstanding debt obligations included the following as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025	As of December 31, 2024
Revolving credit facility	$1,052,000	$700,000
6.875% senior unsecured notes, due September 2030	294,560	—
8.250% senior unsecured notes, due August 2028	295,963	295,049
Mortgage warehouse facilities	108,222	289,617
Other borrowings	15,389	1,386
Total debt	$1,766,134	$1,286,052
The Company is obligated to adhere to specified financial covenants as part of its debt obligations. The Company was in compliance with these financial covenants as of September 30, 2025 and December 31, 2024, as applicable, and expects to remain in compliance over the next 12 months.
Senior Unsecured Notes

The Company had the following senior unsecured notes (collectively, the “Senior Notes”) outstanding as of September 30, 2025:

2030 Notes
On September 5, 2025, the Company issued $300.0 million in aggregate principal amount of 6.875% senior unsecured notes due September 15, 2030 (the “2030 Notes”), which were issued pursuant to an indenture. Interest on the 2030 Notes is payable in arrears semiannually on each March 15 and September 15, beginning March 15, 2026. The 2030 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of the Company’s subsidiaries. The net proceeds from the 2030 Notes were used to repay a portion of the then outstanding balance under the revolving credit facility.

The 2030 Notes are redeemable by the Company prior to September 15, 2027 by the payment of the principal amount due, which can be accomplished through the issuance of certain restricted equity offerings for specified portions of the principal balance of notes outstanding, plus specified rates and accrued and unpaid interest, and a make-whole premium in the event 100.0% of the principal amount is redeemed. On or after September 15, 2027, the 2030 Notes are redeemable at specified rates equal to 103.4% of the principal balance, plus accrued and unpaid interest, which periodically decreases to 100.0% on September 15, 2029. Upon the occurrence of a Change of Control (as defined in the indenture governing the 2030 Notes), the holders of the 2030 Notes will have the right to require the Company to repurchase all or a portion of the 2030 Notes at a price equal to 101% of the aggregate principal amount of the 2030 Notes, plus any accrued and unpaid interest.
2028 Notes
On August 22, 2023, the Company issued $300.0 million in aggregate principal amount of 8.250% senior unsecured notes due August 15, 2028 (the “2028 Notes”), which were issued pursuant to an indenture. Interest on the 2028 Notes is payable in arrears semiannually on each February 15 and August 15. The 2028 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of the Company’s subsidiaries.
The 2028 Notes are redeemable at specified rates, currently equal to 104.1% of the principal balance, plus accrued and unpaid interest, which will periodically decrease to 100.0% on August 15, 2027. Upon the occurrence of a Change of Control (as defined in the indenture governing the 2028 Notes), the holders of the 2028 Notes will have the right to require the Company to repurchase all or a portion of the 2028 Notes at a price equal to 101.0% of the aggregate principal amount of the 2028 Notes, plus any accrued and unpaid interest.
The indentures for the Senior Notes include customary events of default. Subject to specified exceptions, the indentures contain certain restrictive covenants that, among other things, limit the Company’s ability to incur or guarantee certain indebtedness, issue certain equity interests or engage in certain capital stock transactions. In addition, the indentures contain certain limitations related to mergers, consolidations, and transfers of assets.
As of September 30, 2025 and December 31, 2024, unamortized debt issuance costs were $9.5 million and $5.0 million, respectively. Unamortized debt issuance costs reduce the carrying value of the Senior Notes reported on the Condensed Consolidated Balance Sheets within senior notes unsecured, net.
Credit Agreement
On March 20, 2025 and August 21, 2025, the Company entered into amendments to its existing revolving credit facility (as amended, the “Credit Agreement”). The August 21, 2025 amendments, among other things, (i) increased the aggregate commitments under the Credit Agreement to $1.5 billion, subject to a borrowing base; (ii) extended the maturity date from June 4, 2027 to August 21, 2028 for certain new and existing lenders comprising $1.2 billion of the $1.5 billion of aggregate commitments under the Credit Agreement, and; (iii) updated the Company’s minimum tangible net worth covenant, which resulted in an increase to the base component of such covenant to $981.3 million. The March 20, 2025 amendments, among other things, changed the borrowing base calculation to include available cash and escrow receivables in excess of $25.0 million. Certain of the Company’s subsidiaries guaranteed the Company’s obligations under the Credit Agreement. The Credit Agreement includes an accordion feature that allows the aggregate commitments to increase to up to $2.0 billion, subject to the borrowing base.
Under the Credit Agreement, the Company has the ability to draw “Term SOFR Rate Loans” or “Daily Simple SOFR Rate Loans.” Term SOFR Rate Loans bear interest based on Term SOFR rates for one or three-month interest periods and include a SOFR adjustment of 10 basis points (“bps”) for each interest period. Daily Simple SOFR Rate Loans bear interest based on Daily Simple SOFR rates and include a SOFR adjustment of 10 bps. Interest under Term SOFR Rate Loans and Daily Simple SOFR Rate Loans also include an “applicable rate margin” determined based on the Company’s net debt to capitalization ratio, equivalent to credit spreads of 2.00% to 2.95%.
Under the Credit Agreement, the funds available are unsecured and availability under the borrowing base is calculated based on specific advance rates for finished lots, construction in process homes, and finished homes inventory on the Condensed Consolidated Balance Sheets, plus available cash and escrow receivables in excess of $25.0 million, as applicable, and reduced for any outstanding unsecured indebtedness permitted under the Credit Agreement, including the Senior Notes.

The Company had unamortized debt issuance costs primarily related to the Credit Agreement of $12.3 million and $10.3 million as of September 30, 2025 and December 31, 2024. Unamortized debt issuance costs are included within other assets on the Condensed Consolidated Balance Sheets.
Amortization of debt issuance costs related to the Senior Notes and the Credit Agreement are recorded as capitalized interest within inventories on the Condensed Consolidated Balance Sheets and are expensed in cost of sales as the related homes close.
Mortgage Warehouse Facilities
The Company had the following mortgage warehouse lines of credit and repurchase agreements (“mortgage warehouse facilities”) with various financial institutions as of September 30, 2025 and December 31, 2024 related to Jet HomeLoans, which are used to finance its mortgage loans held for sale.
All of the outstanding balances for the borrowings below were collateralized by the mortgage loans held for sale reported on the Condensed Consolidated Balance Sheets (dollars presented in thousands):

	Outstanding Balance
Facility(1)	As of September 30, 2025	As of December 31, 2024	Facility Amount	Interest Rate
Warehouse A	$7,573	$125,532	$100,000	SOFR + 2.125%; floor rate of 5.50%
Warehouse B	43,068	62,783	100,000	SOFR + 1.70%
Warehouse C	7,046	51,147	120,000	SOFR + 2.25%; floor rate of 4.25%
Warehouse D	50,535	50,155	100,000	SOFR + 2.00%; floor rate of 3.00%
Total	$108,222	$289,617	$420,000
(1)As of September 30, 2025, there is a warehouse E for $25 million with interest terms of SOFR plus 2.25% and a floor rate of 4.25%. This facility has not yet been utilized.
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
Inventories consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025	As of December 31, 2024
Construction in process and finished homes	$1,828,474	$1,487,478
Finished lots(1)	176,592	133,311
Pre-acquisition land costs(2)	140,572	94,568
Inventories	$2,145,638	$1,715,357
(1)Finished lots are purchased just-in-time for construction through existing lot option contracts with land developers or third-party land banks.
(2)Primarily represents capitalized due diligence and lot option fees in relation to the Company’s existing controlled lot pipeline.

Capitalized interest activity related to the Company’s Credit Agreement and Senior Notes is summarized in the table below for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Capitalized interest as of beginning of the period	$43,634	$36,598	$37,723	$27,311
Interest incurred	29,842	28,520	85,320	75,696
Interest charged to homebuilding cost of sales	(21,062)	(20,719)	(70,629)	(58,608)
Capitalized interest as of end of the period	$52,414	$44,399	$52,414	$44,399
The Company reviews the performance and outlook of its inventories for indicators of potential impairment on a quarterly basis at the community level. Such indicators include gross margins or sales paces significantly below expectations, construction costs significantly in excess of budgeted amount, significant delays or changes in the planned development for the community, and other known qualitative factors. In addition to considering market and economic conditions, the Company assesses current sales absorption levels, recent profitability as well as future plans including cost management initiatives and remaining life cycle of the community. The Company looks for instances where sales prices for homes in a community or potential sales prices for the future sale of homes within a community would be at a level at which the carrying value of that community may not be recoverable. If indicators of potential impairment exist and the carrying value of a community is determined to not be recoverable based on the expected undiscounted cash flows to be generated by the community are lower than its carrying amount, impairment charges are recorded to write down the associated inventory to its estimated fair value. There were no inventory impairment charges recorded for the three and nine months ended September 30, 2025 and 2024.
The Company reviews lot deposits for impairment on a quarterly basis and will record an impairment charge if it believes it will forfeit its deposit on an individual or portfolio of lots. The Company recorded $2.6 million and $4.2 million of impairments for lot deposits for the three and nine months ended September 30, 2025, respectively, and $1.0 million and $1.2 million for the three and nine months ended September 30, 2024, respectively.
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
On April 28, 2025, the former owner of Crescent Homes and his affiliates filed a complaint in Chancery Court in Delaware against the Company for an alleged breach of contract claim related to the Crescent Homes acquisition. The Company intends to defend the lawsuit. Mediation commenced on October 8, 2025 and remains ongoing as of October 30, 2025 in an attempt to resolve the matter. At this time, it is not possible to reasonably estimate the probability that either party will prevail. The Company does not believe that any future outcomes of any claims or lawsuits currently outstanding will have a material adverse effect upon the condensed consolidated financial statements.
Surety Bonds and Letters of Credit
In the ordinary course of business, the Company obtains surety bonds and letters of credit to cover the Company’s land development performance obligations with local municipalities. While substantial development and construction work may already be complete concerning the improvements at these sites, the letters of credit and surety bonds are typically not fully released until all development and construction activities have been completed. As of September 30, 2025 and December 31, 2024, the Company had outstanding surety bonds of $342.5 million and $297.8 million, respectively, and outstanding letters of credit of $27.0 million and $20.9 million, respectively, which are not reported on the Company’s Condensed Consolidated Balance Sheets.

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
The carrying amounts of the Company’s investments in unconsolidated VIEs, other than the lot option contracts discussed below, were $10.8 million and $11.5 million as of September 30, 2025 and December 31, 2024, respectively. The Company’s maximum exposure to loss is limited to its investment in the entities as the Company is not obligated to provide them with any additional capital and does not guarantee any of their debt or other liabilities.
Jet HomeLoans, previously an investment in unconsolidated VIEs accounted for under the equity method, is consolidated in the Company’s condensed consolidated financial statements beginning July 1, 2024, when the remaining 40% interest was acquired. Refer to Note 2, Acquisitions for more information.
Under lot option contracts, the Company typically makes a specified earnest money deposit in consideration for the right to purchase finished lots in the future, usually at a predetermined price. The Company concluded that it is not the primary beneficiary of the land bank entities with which it enters into lot option contracts and, therefore, the Company does not consolidate any of these entities. The Company’s risk of loss related to finished lot and land bank option deposits, and related fees was $709.4 million and $551.9 million as of September 30, 2025 and December 31, 2024, respectively.
7.    Income Taxes
The Company’s effective tax rate for the nine months ended September 30, 2025 and 2024 was estimated to be 23.0% and 22.0%, respectively. The effective tax rate increase of 1.0% was primarily attributable to decreased tax benefits from stock-based compensation due to an overall lower Company stock price on the vesting date when compared to the grant date for certain awards.
The One Big Beautiful Bill Act (the “OBBBA”) was enacted on July 4, 2025. Based on the Company’s current structure and operations, the OBBBA does not have a material impact as of September 30, 2025. However, the OBBBA will eliminate Section 45L tax credits for new energy-efficient homes delivered after June 30, 2026, at which time the income tax expense and effective rate will not include the benefit from these tax credits. The Company will continue to monitor the impact of the OBBBA on its condensed consolidated financial statements.

8.    Segment Reporting
The Company primarily operates in the homebuilding business and is organized and reported mainly by region. The Company’s four reportable segments consist of the three homebuilding segments—the Southeast, Mid-Atlantic and Midwest—as well as the Financial Services segment. The homebuilding segments produce the majority of their homebuilding revenues through the sale and delivery of completed homes. The Financial Services segment generates the majority of its revenues from originating and selling mortgages, and collecting premiums and fees for closing services and title insurance. The Company’s four reportable segments are comprised of the following:
•Southeast (Jacksonville, Orlando and Tampa, Florida and operations in the southeast coast of Florida and southwest Florida; Atlanta and Savannah, Georgia; Hilton Head and Bluffton, South Carolina; Custom Homes operations in northeast Florida)
•Mid-Atlantic (DC Metro; Nashville, Tennessee; Charlotte, Fayetteville, Raleigh and Wilmington, North Carolina; Charleston, Myrtle Beach, and Greenville, South Carolina)
•Midwest (Austin, Dallas, Houston and San Antonio, Texas; Denver, Colorado; Phoenix, Arizona)
•Financial Services (primarily Jet HomeLoans, DF Title and Alliant Title)
The corporate component, which is not considered an operating segment, is reported separately as “Corporate.” Certain corporate SG&A expenses are charged to the segments and eliminated in consolidation.
The following table summarizes revenues, significant expenses and income before taxes by segment for the three months ended September 30, 2025 and 2024 (in thousands):

	Southeast(1)	Mid-Atlantic	Midwest	Financial Services	Corporate(2)	Consolidated
2025
Total revenues	$317,159	$242,181	$357,331	$53,133	$—	$969,804
Homebuilding cost of sales	257,556	200,775	297,604	—	—	755,935
Financial services expense(3)	—	—	—	44,623	458	45,081
Selling, general and administrative expense	39,062	30,600	37,494	—	2,353	109,509
Contingent consideration revaluation	—	—	1,786	—	—	1,786
Other segment items(4)	(380)	3	(710)	(758)	(1,412)	(3,257)
Income before taxes	$20,921	$10,803	$21,157	$9,268	$(1,399)	$60,750
2024
Total revenues	$293,300	$283,804	$409,153	$20,168	$—	$1,006,425
Homebuilding cost of sales	235,810	226,268	335,032	—	—	797,110
Financial services expense(3)	—	—	—	11,862	41	11,903
Selling, general and administrative expense	34,720	27,129	39,611	—	235	101,695
Contingent consideration revaluation	—	(65)	6,013	—	—	5,948
Other segment items(4)	8	117	(982)	(59)	(1,739)	(2,655)
Income before taxes	$22,762	$30,355	$29,479	$8,365	$1,463	$92,424
(1)The Southeast segment results exclude profits related to the manufacturing of panels used in homebuilding operations within the Southeast segment, which are eliminated in consolidation.
(2)Corporate includes operations and investments of the corporate component. In the first quarter of 2025, the Company retrospectively changed its expense allocation method to include corporate SG&A expenses that are homebuilding related within the respective homebuilding segment, as the Company believes this presents a more representative view of segment profitability.
(3)Financial services expense primarily consists of salaries, commissions and benefits.
(4)Other segment items primarily consist of loss (income) from unconsolidated entities, management fees, interest income and rental income.

The following table summarizes revenues, significant expenses and income before taxes by segment for the nine months ended September 30, 2025 and 2024 (in thousands):

	Southeast(1)	Mid-Atlantic	Midwest	Financial Services	Corporate(2)	Reconciling Items(6)	Consolidated
2025
Total revenues	$992,364	$755,067	$1,238,928	$123,821	$—	$—	$3,110,180
Homebuilding cost of sales	806,873	613,078	1,037,391	—	—	—	2,457,342
Financial services expense(3)	—	—	—	97,008	997	—	98,005
Selling, general and administrative expense	122,750	94,863	139,692	—	3,597	—	360,902
Contingent consideration revaluation	—	—	(9,820)	—	—	—	(9,820)
Other segment items(4)(5)	(578)	6,739	(1,310)	(1,521)	(5,558)	—	(2,228)
Income before taxes	$63,319	$40,387	$72,975	$28,334	$964	$—	$205,979
2024
Total revenues	$914,319	$758,066	$1,191,329	$53,602	$—	$(27,344)	$2,889,972
Homebuilding cost of sales	736,072	614,906	977,609	—	—	—	2,328,587
Financial services expense(3)	—	—	—	29,856	102	(14,299)	15,659
Selling, general and administrative expense	95,381	72,076	110,426	—	775	—	278,658
Contingent consideration revaluation	—	922	12,871	—	—	—	13,793
Other segment items(4)	537	340	(2,120)	(1,722)	(5,189)	(7,827)	(15,981)
Income before taxes	$82,329	$69,822	$92,543	$25,468	$4,312	$(5,218)	$269,256
See notes (1) to (4) under segment results for the three months ended September 30, 2025 and 2024.
(5)Other segment items for the Mid-Atlantic segment included purchase price adjustments of $6.7 million related to the Crescent Homes acquisition for the nine months ended September 30, 2025. See Note 2, Acquisitions for more information.
(6)Represents reconciling items related to Jet HomeLoans prior to the acquisition on July 1, 2024 and the resulting consolidation. Refer to Note 2, Acquisitions for more information.

The following table summarizes total assets and goodwill by segment as of September 30, 2025 and December 31, 2024 (in thousands):

	Assets:		Goodwill:
	As of September 30, 2025	As of December 31, 2024	As of September 30, 2025	As of December 31, 2024
Southeast(1)	$1,052,763	$793,998	$68,467	$14,003
Mid-Atlantic	921,780	730,843	144,959	144,959
Midwest	1,182,717	1,024,992	141,071	141,071
Financial Services(2)	265,052	386,326	20,648	280
Corporate(3)	412,927	392,492	—	—
Consolidated	$3,835,239	$3,328,651	$375,145	$300,313
(1)As of September 30, 2025, the Liberty Communities acquisition resulted in $45.6 million of goodwill, predominantly attributable to the acquired Atlanta, Georgia operations included in the Southeast segment. Refer to Note 2, Acquisitions for more information.
(2)As of September 30, 2025, the Alliant Title acquisition resulted in $20.4 million of goodwill. Refer to Note 2, Acquisitions for more information.
(3)Corporate assets are comprised of, but are not limited to, operating and restricted cash, deferred tax assets, prepaids and other assets not directly attributable to a reportable segment.

9. Title Insurance

Regulation
Alliant Title is subject to extensive regulation under applicable state laws, including, among other things, restrictions on ability to pay dividends to its parent and oversight of certain investment policies. The laws of each of the states in which Alliant Title transacts business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business; regulating trade practices; licensing agents; approving policy forms; prescribing accounting principles and financial practices; establishing reserves, capital and surplus as regards policyholders (“capital and surplus”) requirements; defining suitable investments, and; approving rate schedules. The Company is required to submit financial statements using statutory accounting principles to insurance regulatory authorities (“statutory financial statements”). Statutory financial statements differ in some respects to these GAAP condensed consolidated financial statements.
Alliant Title’s capital and surplus on a statutory basis was $17.2 million as of September 30, 2025. The amount of statutory capital and surplus necessary to satisfy regulatory requirements based on Alliant Title's current operations was $7.0 million as of September 30, 2025. On a statutory basis, Alliant Title had net income of $2.5 million and $0.8 million for the three and nine months ended September 30, 2025, respectively, as reported in their statutory financial statements. As of September 30, 2025, retained earnings cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior insurance department approval. Alliant Title was in compliance with its respective minimum net worth and working capital requirements as of September 30, 2025.
Reserve For Title Claim Losses

As of September 30, 2025, the reserve for title claim losses was $31.3 million, of which $27.6 million, or 88.2%, represents the IBNR component. For the three and nine months ended September 30, 2025, the Company had a title claim loss provision of $1.2 million and $1.0 million, respectively, and claims paid, net of recoveries, of $1.6 million and $2.4 million, respectively.

10.    Fair Value Disclosures
Fair value represents the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined using a fair value hierarchy established by GAAP, based on the inputs used to measure fair value. Level 1 inputs are unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable and significant to the fair value. The Company applies the fair value hierarchy to certain assets and liabilities remeasured or disclosed at fair value on a recurring basis, including mortgage loans held for sale, derivative assets and liabilities, AFS debt securities, senior unsecured notes, net, and contingent consideration in connection with certain acquisitions.
The fair value of mortgage loans held for sale is based on either investor commitments or quoted secondary-market prices. Derivative assets and liabilities are associated with mandatory and best effort interest rate lock commitments (“IRLCs”) and forward sales on mortgage backed securities (“MBS”) used to hedge interest rate risk on certain of the IRLCs. The fair values for IRLCs are derived from market pricing for instruments with similar characteristics or forward sale commitment prices, as well as certain unobservable inputs such as estimated costs to originate the loans and the probability that the mortgage loan will fund within the terms of the IRLC, known as the pull-through rate. The Company estimates the fair value of forward sales of MBS contracts based on quoted MBS prices. As of September 30, 2025 and December 31, 2024, the total notional amount of mortgage loans locked and approved through IRLCs totaled approximately $124.0 million and $24.1 million, respectively, and carried weighted average interest rates of approximately 5.5% and 6.2%, respectively. As of September 30, 2025, the total notional amount of MBS sales totaled approximately $141.5 million and carried a weighted average interest rate of approximately 4.9%. There were no outstanding MBSs as of December 31, 2024. Management believes that carrying the mortgage loans held for sale and the derivative instruments used to economically hedge them at fair value enhances financial reporting by reducing volatility in reported earnings.
The fair value of AFS debt securities is principally a function of current market conditions and is primarily determined based on quoted prices in markets that are not active or model inputs that are observable or unobservable. The fair value of the Senior Notes is based on recent trades or quoted market prices for debt of similar terms, including maturity, to achieve comparable yields.
The fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, customer deposits and mortgage warehouse facilities, approximate their carrying amounts due to the short-term nature of these instruments. The fair value of the Credit Agreement approximates its carrying amount since it is subject to short-term floating interest rates that reflect current market rates. Fair value measurements may also be utilized on a nonrecurring basis, such as for the accounting for acquisitions or the impairment of long-lived assets and inventory.

The following tables outline the carrying value and fair value of certain of the Company’s financial instruments with respect to the established fair value hierarchy level, and present a summary of the changes in fair value measurement of contingent consideration (in thousands):

		As of September 30, 2025		As of December 31, 2024
	Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Mortgage loans held for sale	Level 2	$114,299	$114,299	$303,393	$303,393
IRLCs	Level 3	3,505	3,505	487	487
AFS debt securities	Level 2	30,019	30,019	—	—
Liabilities:
MBSs	Level 2	1,086	1,086	—	—
Senior unsecured notes, net	Level 2	590,523	614,085	295,049	312,876
Contingent consideration(1)	Level 2/3(1)	15,677	15,677	68,030	68,030

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$13,891	$67,549	$68,030	$116,795
Fair value adjustments related to prior year acquisitions(1)(2)	1,786	5,948	(9,820)	13,793
Contingent consideration payments(3)	—	—	(42,533)	(57,091)
Ending balance	$15,677	$73,497	$15,677	$73,497
(1)Contingent consideration is initially measured using projected cash flows such as revenues, gross margin, overhead and pre-tax income, and discounted to present value using the discounted cash flow method. At each reporting date, it is remeasured to fair value based on actual results, updated earnings estimates and revised risk-adjusted discount rates. As of September 30, 2025, the contingent consideration balance solely reflects actual amounts owed (Level 2) related to the earnout arrangement for the 2021 acquisition of McGuyer Homebuilders, Inc. (“MHI”). The earnout period for MHI concluded on September 30, 2025. The final fair value adjustment for the earnout period was recorded during the three months ended September 30, 2025.
(2)Contingent consideration adjustments related to MHI resulted in expense of $1.8 million and $6.0 million for the three months ended September 2025 and 2024, respectively, and income of $9.8 million and expense of $12.9 million for the nine months ended September 30, 2025 and 2024, respectively. Additionally, the earnout period related to the 2020 acquisition of H&H Constructors of Fayetteville, LLC concluded in the third quarter of 2024.
(3)On April 15, 2025, the Company made a contingent consideration payment of $42.5 million related to the 2024 adjusted pre-tax income results of the MHI acquisition. Final payment for the contingent consideration agreement is due in the fourth quarter of 2025.

The following table presents additional information related to the Company’s AFS debt securities, including the largest major security type, corporate bonds (in thousands):

	As of September 30, 2025
	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$1,498	$1,536
Due after one year through five years	9,034	9,278
Due after five years through ten years	5,967	6,119
Due after ten years	7,809	8,042
Asset-backed securities	4,984	5,044
Total AFS debt securities	$29,292	$30,019

AFS corporate bonds	$16,285	$16,805
11.    Related Party Transactions
The Company generally enters into related party transactions to secure finished lots for the construction of new homes.
DF Capital Funds
DF Capital Management, LLC (“DF Capital”) organizes real estate investment funds to acquire land and develop and sell finished lots. DF Capital is the investment manager of the funds. The Company owns a 49.0% membership interest in DF Capital and periodically enters into land bank arrangements with DF Capital. DF Capital and its funds are controlled by unaffiliated parties and the Company is not the primary beneficiary of DF Capital and its funds. The Company holds limited partnership interests in certain of the funds as well as indirect ownership through membership interests in the general partners of the respective funds. From time to time, executive officers and directors may invest as limited partners in the funds as well. Amounts due to and from the funds are based on the timing and amount of capital calls, as well as distributions of capital and earnings, all of which—as applicable—are made on a periodic basis over several years, consistent with the typical lifecycle of any land bank financing project.
DF Residential II, LP (DF Capital’s “Fund II”) has an exclusive right of first offer on any land bank financing projects that meet its investment criteria and are undertaken by the Company during Fund II’s investment period. The Company, its executive officers and a former director have investments in Fund II. As of September 30, 2025 and December 31, 2024, the Company had $19.2 million and $37.0 million, respectively, in outstanding lot deposits related to Fund II, controlling 1,771 lots and 3,271 lots, respectively.
On July 30, 2024, DF Capital initiated its first close on DF Residential III, LP (“Fund III”), which included $54.0 million in commitments from the Company’s executive officers and a former director. The Company’s investment in Fund III will be determined as part of the final closing, which is expected to occur late in the fourth quarter of 2025. As of September 30, 2025 and December 31, 2024, the Company had $47.0 million and $47.0 million, respectively, in outstanding lot deposits related to Fund III, controlling 3,564 lots and 3,417 lots, respectively.
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

The actual timing, number and value of shares repurchased under the share buyback program depend on a number of factors, including constraints specified in any Rule 10b5-1 trading plans, price, general business and market conditions, and alternative investment opportunities. The share buyback program does not obligate the Company to acquire any specific number of shares in any period and may be expanded, extended, modified or discontinued at any time. The Company accounts for share repurchases of Class A common stock as treasury stock. Treasury stock is recorded as a reduction of stockholders’ equity based on the amount paid to repurchase shares, including associated costs. Treasury stock is not considered outstanding.
As of September 30, 2025 and December 31, 2024, approximately $9.5 million and $17.2 million, respectively, remained available for purchase under the share buyback program, inclusive of the recent program increase. During the three and nine months ended September 30, 2025, under the share buyback program, the Company repurchased 357,715 and 1,347,683 shares of Class A common stock, respectively, for an aggregate purchase price of $9.7 million and $32.7 million, respectively. 180,164 and 251,997 shares, respectively, were repurchased during the three and nine months ended September 30, 2024, for an aggregate purchase price of $4.8 million and $6.7 million, respectively.
13.    Earnings Per Share
The following weighted-average shares and share equivalents were used to calculate basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income attributable to Dream Finders Homes, Inc.	$46,997	$70,651	$158,480	$206,088
Less: Preferred dividends, net	3,375	3,375	10,125	10,125
Net income available to common stockholders(1)	$43,622	$67,276	$148,355	$195,963
Denominator
Weighted-average number of common shares outstanding - basic	92,836,364	93,527,205	93,273,344	93,399,681
Add: Common stock equivalent shares(2)	7,799,305	7,208,943	8,026,255	6,740,453
Weighted-average number of shares outstanding - diluted	100,635,669	100,736,148	101,299,599	100,140,134
(1)For the diluted earnings per share calculation, amounts of preferred dividends associated with redeemable preferred stock that are assumed to be converted are added back to the numerator. Amounts of preferred dividends added back included $3.4 million for the three months ended September 30, 2025, and 2024, and $10.1 million for the nine months ended September 30, 2025, and 2024.
(2)Since the conversion price of the Company’s redeemable preferred stock is based on an average of the closing price of Class A common stock for the 90 trading days immediately preceding the end of the current period, changes in the price of the Class A common stock may significantly affect the number of additional assumed common shares outstanding under the if-converted method for diluted EPS, while the number of redeemable preferred stock shares outstanding is unchanged. Stock-based compensation awards are excluded from the calculation of diluted EPS in the event they are antidilutive. There were 0.4 million and 0.7 million of common stock equivalent shares considered antidilutive that were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2024, there were 0.8 million and 0.6 million of antidilutive common stock equivalent shares excluded from the diluted earnings per share calculation, respectively.

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
Business Overview and Outlook
We design, build and sell homes primarily in high-growth markets using our asset-light lot acquisition strategy. Our primary focus is on constructing and selling single-family homes across entry-level, first-time move-up, second-time move-up and active adult markets, as well as homes under built-for-rent contracts. To fully serve our homebuyers and capture ancillary business opportunities, we have financial services operations that offer mortgage banking solutions and title insurance—inclusive of agency and underwriting services. Additionally, we offer homeowners insurance and adjacent products to homebuyers

The macroeconomic uncertainty has continued to impact the homebuilding industry over the last quarter. Homebuyers across our markets are still facing significant affordability challenges, especially in entry-level price points. Considering this backdrop, we remain focused on providing assistance through mortgage buydown commitments and compelling incentives, including flexible closing dollars. While we face intense competition, we are committed to our land-light strategy, our operational improvements and to building a high-quality, affordable product that meets our customers’ needs and differentiates us in our markets. Our long-term outlook remains positive; we are optimistic about future housing demand and encouraged by the recent improvement in mortgage interest rates. We recognize that the first nine months of 2025 have been challenging and expect these conditions will persist through year end.
Recent Developments
Southwest Florida
Sales began in our southwest Florida division during the three months ended September 30, 2025, contributing to our organic growth in the Southeast segment.

Results of Consolidated Operations
The following table summarizes our results of operations and other financial data (in thousands, except per share amounts and percentages) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income before taxes:
Homebuilding	$52,881	$82,596	$176,681	$244,694
Financial services	9,268	8,365	28,334	20,250
Other(1)	(1,399)	1,463	964	4,312
Income before taxes	60,750	92,424	205,979	269,256
Income tax expense	(13,694)	(20,780)	(47,374)	(59,166)
Net income	47,056	71,644	158,605	210,090
Net income attributable to noncontrolling interests	(59)	(993)	(125)	(4,002)
Net income attributable to Dream Finders Homes, Inc.	$46,997	$70,651	$158,480	$206,088
Other Financial Data:
Basic EPS(2)	$0.47	$0.72	$1.59	$2.10
Diluted EPS(2)	$0.47	$0.70	$1.56	$2.06
EBITDA (in thousands)(3)	$107,114	$132,950	$357,404	$388,128
EBITDA margin %(3)(4)	11.0%	13.2%	11.5%	13.4%
Return on participating equity(5)			22.0%	30.4%
Balance Sheet Data (as of period end):
Cash and cash equivalents			$251,044	$204,906
Revolving credit facility and other borrowings			1,067,389	991,208
Senior unsecured notes, net			590,523	294,713
Mortgage warehouse facilities			108,222	170,167
Total mezzanine equity			178,039	169,951
Total Dream Finders Homes, Inc. stockholders’ equity			1,373,334	1,115,073
Total equity			1,374,684	1,119,761
(1)Represents amounts within our corporate component (“Corporate”).
(2)Refer to Note 13, Earnings Per Share to the condensed consolidated financial statements for disclosures related to the calculation of earnings per share (“EPS”). Diluted shares were calculated by using the treasury stock method for stock grants and the if-converted method for the redeemable preferred stock and the associated preferred dividends.
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

Results of Homebuilding Operations
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The following table sets forth our results of homebuilding operations, other financial data (in thousands, except for percentages) and other operating data for the periods indicated:

	Three Months Ended September 30,
	2025	2024	Change	% Change
Homebuilding revenues	$916,671	$986,257	$(69,586)	(7)%
Homebuilding cost of sales	755,935	797,110	(41,175)	(5)%
Selling, general and administrative expense	107,156	101,460	5,696	6%
Income from unconsolidated entities	—	17	(17)	(100)%
Contingent consideration revaluation	1,786	5,948	(4,162)	(70)%
Other income, net	(1,087)	(874)	(213)	24%
Income before taxes of homebuilding operations	$52,881	$82,596	$(29,715)	(36)%

Other Financial and Operating Data:
Home closings	1,915	1,889	26	1%
Average sales price of homes closed(1)	$476,962	$518,553	$(41,591)	(8)%
Net sales	2,021	1,680	341	20%
Cancellation rate	12.5%	13.8%	(1.3)%	(9)%
Homebuilding gross margin(2)	$160,736	$189,147	$(28,411)	(15)%
Homebuilding gross margin %(2)(3)	17.5%	19.2%	(1.7)%	(9)%
Adjusted homebuilding gross margin(4)	$245,071	$272,117	$(27,046)	(10)%
Adjusted homebuilding gross margin %(3)(4)	26.7%	27.6%	(0.9)%	(3)%
Selling, general and administrative expense %(3)	11.7%	10.3%	1.4%	14%
Active communities as of period end(5)	283	235	48	20%
Backlog as of period end - units	2,619	3,996	(1,377)	(34)%
Backlog as of period end - value (in thousands)	$1,171,041	$2,004,091	$(833,050)	(42)%
Net homebuilding debt to net capitalization(4)	47.3%	45.6%	1.7%	4%
(1)Average sales price of homes closed is calculated based on homebuilding revenues, adjusted for the impact of percentage of completion revenues, and excluding deposit forfeitures and land sales, over homes closed.
(2)Homebuilding gross margin is homebuilding revenues less homebuilding cost of sales.
(3)Calculated as a percentage of homebuilding revenues.
(4)Adjusted homebuilding gross margin and net homebuilding debt to net capitalization are non-GAAP financial measures. For definitions of these non-GAAP financial measures and reconciliations to our most directly comparable financial measures calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”
(5)A community becomes active once the model is completed or the community has its fifth net sale. A community becomes inactive when it has fewer than five homesites remaining to sell.

The following tables summarize home closings and average sales price (“ASP”) of homes closed by homebuilding segment for the three months ended September 30, 2025 and 2024, as well as active communities as of September 30, 2025 and 2024:

	Three Months Ended September 30, 2025		As of September 30, 2025
Segment	Home Closings	ASP	Active Communities
Southeast	709	$448,352	90
Mid-Atlantic	570	419,911	71
Midwest	636	559,987	122
Total	1,915	$476,962	283

	Three Months Ended September 30, 2024		As of September 30, 2024
Segment	Home Closings	ASP	Active Communities
Southeast	592	$494,163	56
Mid-Atlantic	603	461,320	62
Midwest	694	589,087	117
Total	1,889	$518,553	235

The following table presents income before taxes (in thousands) and homebuilding gross margin (or “gross margin”) percentage by segment for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025		2024
Segment	Income Before Taxes	Gross Margin %	Income Before Taxes	Gross Margin %
Southeast	$20,921	18.8%	$22,762	19.6%
Mid-Atlantic	10,803	17.1	30,355	20.3
Midwest	21,157	16.7	29,479	18.1
Total	$52,881	17.5%	$82,596	19.2%

Homebuilding Revenues. The decrease in homebuilding revenues was primarily attributable to the consolidated ASP of homes closed for the three months ended September 30, 2025, which decreased 8% when compared to the three months ended September 30, 2024. The decrease in ASP was mostly a result of changes in product mix and, to a lesser extent, the increased use of sales incentives of $7 million during the third quarter of 2025. The decrease in homebuilding revenues was partially offset by an increase in home closings of 26 homes for the three months ended September 30, 2025 to 1,915 from 1,889 home closings for the three months ended September 30, 2024. The Liberty Communities acquisition contributed 185 home closings with an ASP of $329,034.
Homebuilding Cost of Sales and Homebuilding Gross Margin. The lower homebuilding cost of sales was primarily due to the geographical changes in product mix, partially offset by the slight increase in home closings for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The decrease in homebuilding gross margin as a percentage of homebuilding revenues when comparing the three months ended September 30, 2025 and 2024 was primarily attributable to the increased use of sales incentives, as well as higher land and financing costs.

Southeast. Our Southeast segment homebuilding revenues for the three months ended September 30, 2025 were $317 million, an increase of $24 million, or 8%, from $293 million for the three months ended September 30, 2024. This revenue growth was primarily driven by an increase in home closings of 117, or 20%, which was partially offset by a 9% decrease in the ASP of homes closed. Homebuilding gross margin percentage was 18.8% for the three months ended September 30, 2025, representing a decrease of 80 basis points (“bps”), or 4%, when compared to the three months ended September 30, 2024. The decrease in homebuilding gross margin percentage was mostly the result of increased sales incentives, as well as higher land and financing costs, partially offset by direct cost reductions. The Liberty Communities operations in Atlanta (“Liberty Atlanta”) contributed $48 million in homebuilding revenues and 139 home closings with an ASP of $348,231. Liberty Atlanta had a gross margin percentage of 19.6% for the three months ended September 30, 2025.
Mid-Atlantic. Our Mid-Atlantic segment homebuilding revenues for the three months ended September 30, 2025 were $242 million, a decrease of $42 million, or 15%, from $284 million for the three months ended September 30, 2024. This decline in revenue was driven by a decrease in ASP of $41,409, or 9%, and lower home closings of 33, or 5%. Homebuilding gross margin percentage was 17.1% for the three months ended September 30, 2025, representing a decrease of 320 bps, or 16%, when compared to the three months ended September 30, 2024. The decrease in homebuilding gross margin percentage was mostly the result of increased sales incentives, as well as higher financing and closing costs.
Midwest. Our Midwest segment homebuilding revenues for the three months ended September 30, 2025 were $357 million, a decrease of $52 million, or 13%, from $409 million for the three months ended September 30, 2024. This decrease was primarily due to lower home closings of 58, or 8%, and a decrease of 5% in the ASP of homes closed. The reduction in ASP is mostly the result of a strategic change in product offerings. Homebuilding gross margin percentage was 16.7% for the three months ended September 30, 2025, representing a decrease of 140 bps, or 8%, when compared to the three months ended September 30, 2024. The decrease in homebuilding gross margin percentage was primarily due to changes in geographic product mix and higher sales incentives, as well as an increase in land costs, partially offset by direct cost reductions.
Selling, General and Administrative Expense. Selling, general and administrative expense for the homebuilding segments (“SG&A”) as a percentage of homebuilding revenues was 11.7% for the three months ended September 30, 2025, an increase of 140 bps from 10.3% for the three months ended September 30, 2024, an increase of $6 million. The dollar and percentage increase in SG&A was primarily attributable to the $5 million increase in spend on forward mortgage commitment programs to allow our homebuyers to access lower mortgage interest rates on home loans during the three months ended September 30, 2025 compared to September 30, 2024.
Contingent Consideration Revaluation. Contingent consideration revaluation expense, which only relates to the MHI acquisition for 2025, decreased by $4 million when comparing the three months ended September 30, 2025 and 2024. The earnout period for the MHI acquisition concluded as of the end of the third quarter of 2025 and the final payment is due in December 2025.
Income Before Taxes of Homebuilding Operations. The decrease in income before taxes of homebuilding operations during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily attributable to the reduction in homebuilding revenues and gross margin and, to a lesser extent, the increases in SG&A, all of which are explained above.

Results of Homebuilding Operations
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following table sets forth our results of homebuilding operations, other financial data (in thousands, except for percentages) and other operating data for the periods indicated:

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Homebuilding revenues	$2,986,359	$2,863,714	$122,645	4%
Homebuilding cost of sales	2,457,342	2,328,587	128,755	6%
Selling, general and administrative expense	357,305	277,883	79,422	29%
(Loss) income from unconsolidated entities	1	(286)	287	(100)%
Contingent consideration revaluation	(9,820)	13,793	(23,613)	(171)%
Other expense (income), net	4,850	(957)	5,807	(607)%
Income before taxes of homebuilding operations	$176,681	$244,694	$(68,013)	(28)%

Other Financial and Operating Data:
Home closings	6,072	5,575	497	9%
Average sales price of homes closed(1)	$485,216	$510,204	$(24,988)	(5)%
Net sales	5,991	5,116	875	17%
Cancellation rate	12.7%	15.8%	(3.1%)	(20)%
Homebuilding gross margin(2)	$529,017	$535,127	$(6,110)	(1)%
Homebuilding gross margin %(2)(3)	17.7%	18.7%	(1.0)%	(5)%
Adjusted homebuilding gross margin(4)	$800,333	$773,901	$26,432	3%
Adjusted homebuilding gross margin %(3)(4)	26.8%	27.0%	(0.2)%	(1)%
Selling, general and administrative expense %(3)	12.0%	9.7%	2.3%	24%
See notes (1) to (4) under results of homebuilding operations for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

The following table summarizes home closings and ASP of homes closed by homebuilding segment for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025		2024
Segment	Home Closings	ASP	Home Closings	ASP
Southeast	2,238	$443,712	1,838	$492,913
Mid-Atlantic	1,691	439,612	1,704	441,184
Midwest	2,143	564,546	2,033	583,688
Total	6,072	$485,216	5,575	$510,204

The following table presents income before taxes (in thousands) and homebuilding gross margin percentage by segment for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025		2024
Segment	Income Before Taxes	Gross Margin %	Income Before Taxes	Gross Margin %
Southeast	$63,319	18.7%	$82,329	19.5%
Mid-Atlantic	40,387	18.8	69,822	18.9
Midwest	72,975	16.3	92,543	17.9
Total	$176,681	17.7%	$244,694	18.7%
Homebuilding Revenues. The increase in homebuilding revenues was primarily attributable to 6,072 home closings for the nine months ended September 30, 2025, an increase of 497 homes, or 9%, from the 5,575 home closings for the nine months ended September 30, 2024. The increase in homebuilding revenues was largely attributable to the additional 471 home closings with an ASP of $346,842 contributed by the Liberty Communities acquisition, 380 of which were included in the Southeast segment, which had a total increase in home closings of 400. Additionally, the Midwest segment had an increase of 110 closings with an ASP of $564,546, which was the highest ASP of our homebuilding segments. The higher homebuilding revenues were partially offset by the decrease in home closings and ASP from the Mid-Atlantic segment. The consolidated ASP of homes closed decreased 5% when comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2024, primarily a result of the increased use of sales incentives by $62 million and changes in product mix during the period.
Homebuilding Cost of Sales and Homebuilding Gross Margin. The higher homebuilding cost of sales was primarily due to the increase in home closings for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. In addition to the lower ASP, the decrease in homebuilding gross margin as a percentage of homebuilding revenues, when comparing the nine months ended September 30, 2025 and 2024, was primarily attributable to higher land and financing costs, partially offset by direct cost reductions. In addition, the Liberty Communities homebuilding gross margin for the nine months ended September 30, 2025 included amortization of purchase accounting adjustments associated with home closings that negatively impacted the homebuilding gross margin percentage by approximately 6 bps.

Southeast. Our Southeast segment homebuilding revenues for the nine months ended September 30, 2025 were $992 million, an increase of $78 million, or 9%, from $914 million for the nine months ended September 30, 2024. This revenue growth was primarily driven by an increase in home closings of 400, or 22%, which was partially offset by a 10% decrease in the ASP of homes closed. Homebuilding gross margin percentage was 18.7% for the nine months ended September 30, 2025, representing a decrease of 80 bps, or 4%, when compared to the nine months ended September 30, 2024. The decrease in homebuilding gross margin percentage was mostly the result of higher land and financing costs and, to a lesser extent, a gross margin of 17.7% for the Liberty Communities operations, partially offset by direct cost reductions. Liberty Atlanta contributed $137 million in homebuilding revenues and 380 home closings with an ASP of $360,324 for the nine months ended September 30, 2025.
Mid-Atlantic. Our Mid-Atlantic segment homebuilding revenues for the nine months ended September 30, 2025 were $755 million, a decrease of $3 million, or less than 1%, from $758 million for the nine months ended September 30, 2024. This decline in revenue was primarily driven by a decrease in home closings of 13, or 1%, and ASP of $1,572, or less than 1%, for the nine months ended September 30, 2025 compared to the nine months September 30, 2024. Homebuilding gross margin percentage of 18.8% for the nine months ended September 30, 2025 remained relatively consistent when compared to the nine months ended September 30, 2024.
Midwest. Our Midwest segment homebuilding revenues for the nine months ended September 30, 2025 were $1,239 million, an increase of $48 million, or 4%, from $1,191 million for the nine months ended September 30, 2024. This increase was primarily due to higher home closings of 110, or 5%, partially offset by a decrease of 3% in the ASP of homes closed. Additionally, strategic lot sales within the segment, resulted in $16 million of additional homebuilding revenues during the nine months ended September 30, 2025 as compared to the previous period. Homebuilding gross margin percentage was 16.3% for the nine months ended September 30, 2025, representing a decrease of 160 bps, or 9%, when compared to nine months ended September 30, 2024. The reduction in homebuilding gross margin percentage was mainly due to an increase in land and financing costs, partially offset by direct cost reductions.
Selling, General and Administrative Expense. Selling, general and administrative expense for the homebuilding segments (“SG&A”) as a percentage of homebuilding revenues was 12.0% for the nine months ended September 30, 2025, an increase of 230 bps from 9.7% for the nine months ended September 30, 2024, an increase of $79 million. The dollar and percentage increase in SG&A was primarily attributable to $72 million of spend on forward mortgage commitment programs to allow our homebuyers to access lower mortgage interest rates on home loans, representing a $41 million increase when compared to the nine months ended September 30, 2024. Additionally, for the nine months ended September 30, 2025, SG&A included higher compensation costs of $16 million, largely due to our continued growth, including acquisitions and operational expansions, as well as increased marketing and model home related expenses of $7 million due to increased active community count. As a result of the Liberty acquisition described above, there was SG&A of $18 million in the nine months ended September 30, 2025 that was not included in the nine months ended September 30, 2024.
Contingent Consideration Revaluation. $23 million of the change from contingent consideration expense to income for the nine months ended September 30, 2025 was attributable to lower actual results achieved during the nine months ended September 30, 2025 when compared to pre-tax income forecasts for the same period with regard to the MHI acquisition. The earnout period for the MHI acquisition concluded as of the end of the third quarter of 2025 and the final payment is due in December 2025. The earnout period related to the 2020 acquisition of H&H Constructors of Fayetteville, LLC concluded in the third quarter of 2024.
Other Expense (Income), Net. The increase in other expense, net for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily due to $7 million of purchase price adjustments related to the Crescent acquisition, which were recognized outside of the measurement period during the first quarter of 2025. Refer to Note 2, Acquisitions to the condensed consolidated financial statements for additional information.
Income Before Taxes of Homebuilding Operations. The decrease in income before taxes of homebuilding operations during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily attributable to the increases in SG&A as well as the reduction in ASP and homebuilding gross margin, partially offset by higher home closings volume and the change in contingent consideration from expense to income, all of which are explained above.

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
As of September 30, 2025 and December 31, 2024, our lot deposits for finished lot option and land bank option contracts were $551 million and $458 million, respectively. As of September 30, 2025 and December 31, 2024, we controlled 64,341 and 54,698 lots, respectively, under finished lot option and land bank option contracts.
In the past, we have supplemented our lot option acquisition strategies by entering into joint venture agreements with external investors to acquire, develop and control lots. Due to the profit sharing requirements of the joint venture agreements, we have transitioned from these joint venture arrangements in favor of the option contract strategies described above.
Controlled Lots Pipeline
The following table presents our controlled lots through option contracts by homebuilding segment as of September 30, 2025 and December 31, 2024:

	As of September 30,	As of December 31,
Segment(1)	2025	2024	% Change
Southeast	25,524	21,362	19%
Mid-Atlantic	23,068	17,099	35%
Midwest	15,749	16,237	(3%)
Total(2)	64,341	54,698	18%
(1)See Note 8, Segment Reporting to the condensed consolidated financial statements for further explanation of our reportable segments.
(2)As of September 30, 2025 and December 31, 2024, we had 820 and 603 controlled lots under built-for-rent contracts, respectively.
Our Active Communities
A community becomes active once the model is completed or the community has its fifth net sale. A community becomes inactive when it has fewer than five units remaining to sell. Active community count is an important metric to forecast future net sales for our business. As of September 30, 2025, we had 283 active communities, an increase of 48 communities, or 20%, as compared to 235 active communities as of September 30, 2024.
Our active community count excludes communities under the built-for-rent contracts, as all sales to third-party investors occur at one point in time and these communities would have no homesites remaining to sell. As of September 30, 2025, we had 12 communities delivering closings under built-for-rent contracts, as compared to 13 communities as of September 30, 2024.
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
Net Sales, Closings and Backlog
A sale is reported when a customer has received preliminary mortgage approval and the sales contract has been signed by the customer, approved by us and secured by a deposit. These deposits are typically nonrefundable, but each customer situation is evaluated individually. Sales to third-party investors that intend to lease the homes (“built-for-rent contracts”) are reported when we have received a nonrefundable deposit.
Net sales are sales of homes during the period less cancellations of existing sales contracts during the period. Our cancellation rate for a given period is calculated as the total number of sales contracts cancelled during the period, divided by the total number of new sales contracts entered into during the period. Cancellations can occur for various reasons outside of our control, including customer credit issues or changes in other personal circumstances.
The following table presents information concerning our net sales, starts and closings in each of our homebuilding segments for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,						Period Over Period Percent Change
	2025			2024
Segment	Net Sales	Starts	Closings	Net Sales	Starts	Closings	Net Sales	Starts	Closings
Southeast(1)	854	786	709	514	589	592	66%	33%	20%
Mid-Atlantic(2)	656	765	570	510	496	603	29%	54%	(5)%
Midwest(3)	511	457	636	656	803	694	(22)%	(43)%	(8)%
Total	2,021	2,008	1,915	1,680	1,888	1,889	20%	6%	1%
(1)Excluding built-for-rent activity, net sales in the Southeast segment increased 25% during the quarter ended September 30, 2025 when compared to the quarter ended September 30, 2024. This increase was due to net sales from the January 2025 Liberty Communities acquisition.
(2)Excluding built-for-rent activity, starts in the Mid-Atlantic segment increased 31% during the quarter ended September 30, 2025 when compared to the quarter ended September 30, 2024. This increase was primarily due to starts from the January 2025 Liberty Communities acquisition.
(3)The lower net sales and starts in the Midwest segment were primarily the result of weakening demand in the Texas markets.

	Nine Months Ended September 30,						Period Over Period Percent Change
	2025			2024
Segment	Net Sales	Starts	Closings	Net Sales	Starts	Closings	Net Sales	Starts	Closings
Southeast(1)	2,149	2,223	2,238	1,249	2,253	1,838	72%	(1)%	22%
Mid-Atlantic	1,892	2,322	1,691	1,737	2,091	1,704	9%	11%	(1)%
Midwest(2)	1,950	2,386	2,143	2,130	2,610	2,033	(8)%	(9)%	5%
Total	5,991	6,931	6,072	5,116	6,954	5,575	17%	—%	9%
(1)Excluding built-for-rent activity, net sales in the Southeast segment increased 32% during the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024. This increase was mostly due to net sales from the January 2025 Liberty Communities acquisition.
(2)The lower net sales and starts in the Midwest segment were primarily the result of weakening demand in the Texas markets.

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
The following table presents information concerning our backlog in number of homes, ASP and aggregate value (in thousands) for our homebuilding segments as of the dates set forth below:

	As of September 30,
	2025			2024
Segment	Homes	ASP	Value	Homes	ASP	Value
Southeast	1,143	$415,613	$475,046	1,645	$409,100	$672,970
Mid-Atlantic	898	377,967	339,414	1,109	461,822	512,161
Midwest	578	616,922	356,581	1,242	659,389	818,961
Total	2,619	$447,133	$1,171,041	3,996	$501,524	$2,004,091
Backlog of sold homes as of September 30, 2025 was 2,619 homes valued at approximately $1.2 billion based on ASP, a decrease of 1,377 homes and $0.8 billion in value, or 34% and 42%, respectively, from 3,996 homes valued at approximately $2.0 billion as of September 30, 2024. The overall decrease in backlog was reflective of a constrained sales environment as well as a continued trend toward move-in ready spec homes relative to pre-order sales and, to a lesser extent, fewer built-for-rent contracts in backlog. Spec homes typically result in quicker closings and turnover of the backlog within the same reporting period. Approximately 1,179 of the homes in our backlog are expected to be delivered in 2026 and beyond.
Southeast. Backlog for the Southeast segment as of September 30, 2025 was 1,143 homes, a decrease of 502 from 1,645 homes as of September 30, 2024. The decrease from prior year was primarily attributable to a continued trend toward more sales of move-in-ready spec homes relative to pre-order sales and, to a lesser extent, fewer built-for-rent contracts in ending backlog.
Mid-Atlantic. Backlog for the Mid-Atlantic segment as of September 30, 2025 was 898 homes, a decrease of 211 from 1,109 homes as of September 30, 2024. The decrease in backlog from prior year was primarily attributable to the constrained sales environment and the continued trend toward more sales of move-in-ready spec homes relative to pre-order sales. The decline in backlog value was also due to an increase in built-for-rent contracts in backlog this period, which have lower ASPs relative to retail sales contracts in backlog.
Midwest. Backlog for the Midwest segment as of September 30, 2025 was 578 homes, a decrease of 664 from 1,242 homes as of September 30, 2024. The decrease from prior year was mostly a result of higher closings relative to net sales, as well as the continued trend toward more sales of move-in-ready spec homes relative to pre-order sales. Lower net sales in the Midwest segment were primarily the result of weakening Dallas and Austin, Texas markets.
The following table presents information concerning our cancellation rates for each of our homebuilding segments for the periods set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment	2025	2024	2025	2024
Southeast	11.6%	13.6%	12.6%	26.6%
Mid-Atlantic	10.4%	13.9%	11.6%	10.8%
Midwest	16.5%	13.9%	13.9%	12.3%
Total(1)	12.5%	13.8%	12.7%	15.8%
(1)Our cancellation rate for a given period is calculated as the total number of new sales contracts cancelled during the period, divided by the total number of new home sales contracts entered into during the period.

Our cancellation rate for the three months ended September 30, 2025 was 12.5%, an improvement of 130 bps when compared to the 13.8% cancellation rate for the three months ended September 30, 2024. Our cancellation rate for the nine months ended September 30, 2025 was 12.7% , an improvement when compared to the 15.8% for the nine months ended September 30, 2024. In the first quarter of 2024, we had one built-for-rent contract of 229 units that was terminated based on a strategic decision to convert the controlled lots into future retail sales. This termination contributed to the elevated cancellation rate in the Southeast segment for the nine months ended September 30, 2024 of 26.6%.
Financial Services
Our Financial Services segment provides mortgage banking solutions and title insurance services—inclusive of agency and underwriting services—through our wholly-owned subsidiaries, Jet HomeLoans, LP (“Jet HomeLoans”), DF Title, LLC doing business as Golden Dog Title & Trust and Golden Dog Title (“DF Title”) and Alliant National Title Insurance Company, Inc. (“Alliant Title”). Additionally, the Financial Services segment offers homeowners insurance and ancillary products to homebuyers through our wholly-owned insurance broker.
The following tables present selected financial information and supplemental data for our Financial Services segment for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands, unless otherwise indicated):

	Three Months Ended September 30,
	2025	2024	Change	% Change
Mortgage revenues	$16,306	$16,079	$227	1%
Title and other services revenues	36,827	4,089	32,738	801%
Total financial services revenues	53,133	20,168	32,965	163%
Financial services expense	44,623	11,903	32,720	275%
Other income, net	860	—	860	100%
(Loss) income from unconsolidated entities	(102)	100	(202)	(202)%
Financial services income before taxes	$9,268	$8,365	$903	11%
Mortgage Financing Supplemental Data:
Total originations:
Number of loans	1,201	1,253	(52)	(4)%
Principal (in millions)	$498	$557	$(59)	(11)%
Capture rate	76.2%	79.2%	(3)%	(4)%
Average FICO score	736	744	(8)	(1)%
Funded origination breakdown:
Government (FHA, VA, USDA)	53.3%	36.2%	17%	47%
Non-agency	46.7%	63.5%	(17)%	(27)%

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Mortgage revenues	$48,849	$16,079	$32,770	204%
Title and other services revenues	74,972	10,179	$64,793	637%
Total financial services revenues	123,821	26,258	97,563	372%
Financial services expense	97,008	15,659	81,349	520%
Other income, net	1,690	—	1,690	100%
(Loss) income from unconsolidated entities	(169)	9,651	(9,820)	(102)%
Financial services income before taxes	$28,334	$20,250	$8,084	40%
Mortgage Financing Supplemental Data(1):
Total originations:
Number of loans	3,926	3,282	644	20%
Principal (in millions)	$1,652	$1,460	$192	13%
Capture rate	78.3%	73.6%	5%	7%
Average FICO score	738	744	(6)	(1)%
Funded origination breakdown:
Government (FHA, VA, USDA)	53.4%	39.2%	14%	36%
Non-agency	46.6%	60.6%	(14)%	(23)%
(1)Supplemental data includes the operations of Jet HomeLoans prior to its consolidation in the Company’s financial statements beginning on July 1, 2024. Refer to Note 2, Acquisitions to the condensed consolidated financial statements for additional information.
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Title and Other Services
$32 million of the increase in title and other services revenues, $31 million of the increase in financial services expense and $0.3 million of the increase in financial services income before taxes for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, respectively, were the result of the April 2025 acquisition of Alliant Title. To a lesser extent, DF Title’s expansion of operations in our Tennessee market and overall cost management contributed to the increase in financial services income before taxes for the three months ended September 30, 2025.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Mortgage Banking
The $33 million, or 204%, increase in mortgage revenues, $20 million of the increase in financial services expense and $5 million of the increase in the financial services income before taxes for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 were all primarily due to the consolidation of Jet HomeLoans beginning July 1, 2024. The income before taxes of Jet HomeLoans prior to July 1, 2024 was included in income from unconsolidated entities in the Condensed Consolidated Statements of Operations.
Title and Other Services
$59 million of the increase in title and other services revenues, $58 million of the increase in financial services expense and $2 million of the increase in financial services income before taxes for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 were mostly the result of the April 2025 acquisition of Alliant Title. To a lesser extent, DF Title’s expansion of operations into the Texas market also contributed to financial services income before taxes for the nine months ended September 30, 2025. Prior to the third quarter of 2024, our Texas market was serviced by our unconsolidated title joint ventures, which resulted in a partially offsetting impact to financial services income before taxes.

Non-GAAP Financial Measures
Management utilizes specific non-GAAP financial measures as supplementary tools to evaluate operating performance. These include EBITDA, adjusted homebuilding gross margin, and net homebuilding debt to net capitalization. Other companies may not calculate non-GAAP financial measures in the same manner that we do. Accordingly, these non-GAAP financial measures should be considered only as a supplement to relevant GAAP information, as reconciled for each measure below. In the future, we may incorporate additional adjustments to these non-GAAP financial measures as we find them relevant and beneficial for both management and investors.
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

The following table presents a reconciliation of EBITDA to the GAAP financial measure of net income for each of the periods indicated (unaudited and in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to Dream Finders Homes, Inc.	$46,997	$70,651	$158,480	$206,088
Interest income	(727)	(1,262)	(2,526)	(4,210)
Interest charged to homebuilding cost of sales(1)	43,060	41,818	141,062	114,222
Interest expense	470	—	599	—
Income tax expense	13,694	20,780	47,374	59,166
Depreciation and amortization(2)	3,620	963	12,415	12,862
EBITDA	$107,114	$132,950	$357,404	$388,128
EBITDA margin %(3)	11.0%	13.2%	11.5%	13.4%
(1)Includes interest charged to homebuilding cost of sales related to our Senior Notes and Credit Agreement and other homebuilding notes payable included within revolving credit facility and other borrowings on the Condensed Consolidated Balance Sheets (“homebuilding debt”), as well as lot option fees.
(2)Includes amortization of purchase accounting adjustments from our acquisitions.
(3)Calculated as a percentage of total revenues.

Adjusted Homebuilding Gross Margin
We define adjusted homebuilding gross margin as homebuilding gross margin excluding the effects of capitalized interest, lot option fees, amortization included in homebuilding cost of sales (adjustments resulting from the application of purchase accounting in connection with acquisitions) and commission expense. Our management believes this information is meaningful as it isolates the impact that these excluded items have on homebuilding gross margin. We include internal and external commission expense in homebuilding cost of sales, not in selling, general and administrative expense, and, therefore, commission expense is taken into account in homebuilding gross margin.
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
The following table presents a reconciliation of adjusted homebuilding gross margin to the GAAP financial measure of homebuilding gross margin for each of the periods indicated (unaudited and in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Homebuilding gross margin(1)	$160,736	$189,147	$529,017	$535,127
Interest expense in homebuilding cost of sales(2)	43,060	41,818	141,062	114,222
Amortization in homebuilding cost of sales(3)	(66)	(1,186)	1,659	5,914
Commission expense	41,341	42,338	128,595	118,638
Adjusted homebuilding gross margin	$245,071	$272,117	$800,333	$773,901
Homebuilding gross margin %(4)	17.5%	19.2%	17.7%	18.7%
Adjusted homebuilding gross margin %(4)	26.7%	27.6%	26.8%	27.0%
(1)Homebuilding gross margin is homebuilding revenues less homebuilding cost of sales.
(2)Includes interest charged to homebuilding cost of sales related to our homebuilding debt, as well as lot option fees.
(3)Represents amortization of purchase accounting adjustments from our acquisitions.
(4)Calculated as a percentage of homebuilding revenues.

Net Homebuilding Debt to Net Capitalization

Net homebuilding debt to net capitalization is a non-GAAP financial measure calculated as homebuilding debt, less cash and cash equivalents (“net homebuilding debt”), divided by the sum of net homebuilding debt, total mezzanine equity and total equity (“net capitalization”). Net homebuilding debt excludes borrowings under our mortgage warehouse facilities, as well as any other non-homebuilding borrowings the Company may incur from time to time. Management believes the ratio of net homebuilding debt to net capitalization is meaningful as it is used to assess the performance of our homebuilding segments, as well as to establish targets for performance-based compensation. We also use this ratio as a measure of overall leverage.

The following table presents a reconciliation of net homebuilding debt to net capitalization to the GAAP financial measure of total debt to total capitalization as of each of the periods indicated (unaudited and in thousands, except percentages):

	As of September 30,
	2025	2024
Total debt	$1,766,134	$1,456,088
Total mezzanine equity	178,039	169,951
Total equity	1,374,684	1,119,761
Total capitalization	$3,318,857	$2,745,800
Total debt to total capitalization	53.2%	53.0%

Total debt	$1,766,134	$1,456,088
Less: Mortgage warehouse facilities and other secured borrowings	121,712	170,167
Less: Cash and cash equivalents	251,044	204,906
Net homebuilding debt	1,393,378	1,081,015
Total mezzanine equity	178,039	169,951
Total equity	1,374,684	1,119,761
Net capitalization	$2,946,101	$2,370,727
Net homebuilding debt to net capitalization	47.3%	45.6%
Liquidity and Capital Resources
Overview
We generate cash from the sale of our homes and from providing ancillary financial services. We intend to re-deploy our generated net cash to acquire and control land and further grow our operations year over year. We believe that our sources of liquidity are sufficient to satisfy our current commitments. We finance our operations through a variety of sources, including cash, borrowings under a revolving credit facility (the “Credit Agreement”), net proceeds from the senior unsecured notes (“Senior Notes”) and mortgage warehouse facilities used in our mortgage banking operations.
Our principal uses of capital are for lot deposits, lot purchases just-in-time for construction, vertical home construction, operating expenses, the payment of routine liabilities, business acquisitions and the origination of mortgage loans. Total cash consideration as of September 30, 2025 and 2024 for business acquisitions closed during the nine months ended September 30, 2025 and 2024 was $191 million and $201 million, respectively. Refer to Note 2, Acquisitions to the condensed consolidated financial statements for more information.

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
The above cash and land-light strategies allow us to maintain an adequate lot supply in our existing markets and support ongoing growth and profitability. We continue to operate in geographic regions with consistent increases in demand for new homes and constrained lot and inventory supply compared to population and job growth trends. We intend to continue to reinvest our earnings into our business and focus on expanding our operations. In addition, as the opportunity to purchase finished lots in desired locations becomes increasingly more limited and competitive, we are committed to allocating additional liquidity to land bank deposits on land development projects, as this strategy mitigates the risks associated with holding undeveloped land on our balance sheet, while allowing us to control adequate lot supply in our key markets to support forecasted growth. As of September 30, 2025 and December 31, 2024, our lot deposits related to finished lot option contracts and land bank option contracts were $551 million and $458 million, respectively.
As of September 30, 2025 and December 31, 2024, our cash and total liquidity were as follows (in thousands):

	As of September 30, 2025	As of December 31, 2024
Borrowing base(1)	$1,438,148	$1,254,094
Outstanding balance under Credit Agreement	(1,052,000)	(700,000)
Letters of credit outstanding(2)	(12,449)	(12,449)
Availability under Credit Agreement	373,699	541,645
Cash and cash equivalents(3)	251,044	274,384
Total liquidity	$624,743	$816,029
(1)As of September 30, 2025 and December 31, 2024, the borrowing base under the Credit Agreement is reduced by the principal amount of the Senior Notes of $600 million and $300 million, respectively. As of September 30, 2025, the borrowing base calculation included available cash and escrow receivables in excess of $25 million. Refer to Note 3, Debt for additional information.
(2)The availability under the Credit Agreement is reduced by outstanding letters of credit issued under the Credit Agreement, which are not cash collateralized.
(3)Represents cash and cash equivalents on the Condensed Consolidated Balance Sheets, which includes cash and cash equivalents related to financial services operations, which are not subject to restrictions and are regularly remitted to Corporate.

On August 21, 2025, we amended the Credit Agreement to, among other things, (i) increase the aggregate commitments under the Credit Agreement to $1.5 billion, subject to a borrowing base; (ii) extend the maturity date from June 4, 2027 to August 21, 2028 for certain new and existing lenders comprising $1.2 billion of the $1.5 billion of aggregate commitments under the Credit Agreement, and; (iii) update the minimum tangible net worth covenant, which resulted in an increase to the base component of such covenant to $981 million.
On September 5, 2025, we issued $300 million in aggregate principal amount of 6.875% senior unsecured notes due September 15, 2030 (the “2030 Notes”). Interest on the 2030 Notes is payable in arrears semiannually on each March 15 and September 15, beginning March 15, 2026. The net proceeds from the 2030 Notes were used to repay a portion of the then outstanding balance under the Credit Agreement.
Certain of our subsidiaries guaranteed the Company’s obligations under the Credit Agreement and the Senior Notes. As of September 30, 2025, we were in compliance with the covenants set forth for all of our debt obligations. Refer to Note 3, Debt, to the condensed consolidated financial statements for more information on the Credit Agreement, Senior Notes and the mortgage warehouse facilities.
We continue to evaluate our overall capital structure and explore options to strengthen our balance sheet. We will remain opportunistic while assessing available capital in the debt and equity markets.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(244,180)	$(563,103)
Net cash used in investing activities	(201,919)	(197,537)
Net cash provided by financing activities	396,451	445,032
Net cash used in operating activities was $244 million for the nine months ended September 30, 2025, compared to $563 million of net cash used in operating activities for the nine months ended September 30, 2024. The change in net cash used in operating activities was primarily driven by a $189 million decrease of mortgage loans held for sale from the beginning of the current period and lower increases in inventories of $171 million when compared to the prior year period, mostly as a result of higher volume of closings and fewer home starts. The change in net cash used in operating activities are net of the effects of the Crescent Homes, Liberty Communities, Alliant Title and Green River Builders acquisitions.
Net cash used in investing activities was $202 million for the nine months ended September 30, 2025, compared to $198 million of net cash used in investing activities for the nine months ended September 30, 2024, mostly attributable to $10 million more in payments for acquisitions, net of cash acquired, partially offset by $3 million fewer furniture and fixture purchases, primarily for our model homes, during the nine months ended September 30, 2025 compared to similar purchases during the nine months ended September 30, 2024.
Net cash provided by financing activities was $396 million for the nine months ended September 30, 2025, compared to $445 million of net cash provided by financing activities for the nine months ended September 30, 2024. The change in net cash provided by financing activities was primarily attributable to net repayments of $181 million for our mortgage warehouse facilities during the nine months ended September 30, 2025 compared to $61 million in net proceeds during the prior year period, which represents a $242 million decrease in cash provided by financing activities. The mortgage warehouse facilities are associated with our third quarter of 2024 acquisition of Jet HomeLoans. In addition, there were higher repurchases of common stock of $26 million during the nine months ended September 30, 2025, relative to the comparative period. The decrease was partially offset by a net increase in borrowings of $206 million. Debt proceeds included the issuance of unsecured senior notes of $300 million (used to pay down a portion of the revolving credit facility) and net revolving credit facility borrowings of $366 million, compared to net borrowings of $461 million during the nine months ended September 30, 2024.

Redeemable Noncontrolling Interests
Based on the terms of the purchase agreement, at the time of an acquisition, we may issue redeemable noncontrolling interest. Redeemable noncontrolling interest is reported within mezzanine equity on the Company’s Condensed Consolidated Balance Sheets at the greater of the initial carrying amount (its fair value on the acquisition date) adjusted for the noncontrolling interest’s share of net income (loss) less distributions or its redemption value. After achieving the minimum earnings threshold, the amount of net income that is attributable to the redeemable noncontrolling interest will be presented within net income attributable to noncontrolling interests on the Condensed Consolidated Statements of Operations. As of September 30, 2025, the redeemable noncontrolling interests totaled $30 million, of which no amount was redeemable within 12 months. Refer to Note 2, Acquisitions to our condensed consolidated financial statements for more information on redeemable noncontrolling interests related to current period business combinations.
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
Contractual Obligations
Except for the changes related to the August 21, 2025 amendments to our Credit Agreement and the issuance of the 2030 Senior Notes discussed in Note 3, Debt to the condensed consolidated financial statements, for the three and nine months ended September 30, 2025, there have been no material changes to our contractual obligations previously described under the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2025 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
As of September 30, 2025 and December 31, 2024, we had outstanding surety bonds of $343 million and $298 million, respectively, and outstanding letters of credit of $27 million and $21 million, respectively. We believe we will fulfill our obligations under the related arrangements and do not anticipate any material losses under these surety bonds and letters of credit.
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
•our market opportunity and the potential growth of our markets;
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
We caution you that these forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. These risks include, but are not limited to, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, those indicated in Item 1A in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025. Should one or more of such risks or uncertainties occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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
Under the Credit Agreement, the Company has the ability to draw “Term SOFR Rate Loans” or “Daily Simple SOFR Rate Loans.” Term SOFR Rate Loans bear interest based on Term SOFR rates for one or three-month interest periods and include a SOFR adjustment of 10 basis points (“bps”) for each interest period. Daily Simple SOFR Rate Loans bear interest based on Daily Simple SOFR rates and include a SOFR adjustment of 10 bps. Interest under Term SOFR Rate Loans and Daily Simple SOFR Rate Loans also include an “applicable rate margin” determined based on the Company’s net debt to capitalization ratio, equivalent to credit spreads of 2.00% to 2.95%.
Interest on Base Rate, as defined within the Credit Agreement, or Daily Simple SOFR Rate advances borrowed under the Credit Agreement are payable in arrears on a monthly basis. Interest on Term SOFR rate advances borrowed under the Credit Agreement are payable in arrears at the end of the interest period applicable to such advance, or, if less than such interest period, three months after the beginning of such interest period. The Company pays the lenders a commitment fee on the amount of the unused commitments on a quarterly basis at a rate per annum that will vary from 0.20% to 0.30% depending on the Company’s net debt to capitalization ratio, as defined in the Credit Agreement.
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
Our wholly-owned mortgage banking business, Jet HomeLoans, is exposed to interest rate risk as it relates to its lending activities. Jet HomeLoans underwrites and originates mortgage loans, which are sold through either optional or mandatory forward mortgage commitments into the secondary markets. The loan portfolio of Jet HomeLoans is held for sale and subject to forward sale commitments. The Company enters into interest rate lock commitments (“IRLCs”) when originating mortgage loans with customers who have applied for a loan and meet certain credit and underwriting criteria. In addition, Jet HomeLoans uses investor commitments and forward sales of mortgage backed securities (“MBS”) contracts to hedge its mortgage-related interest rate exposure. The fair values of these derivative instruments change based on changes in secondary market investor pricing and quoted MBS prices. Jet HomeLoans generally sells its mortgages held for sale on a servicing released basis.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2025. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2025 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides to the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.
Changes in Internal Controls
Alliant Title
We completed the Alliant Title acquisition on April 18, 2025, which is discussed in detail in Note 2, Acquisitions to the condensed consolidated financial statements. Our assessment of the effectiveness of the Company’s disclosure controls and procedures did not encompass the internal controls over financial reporting of Alliant Title. This decision aligns with the general guidance from the SEC Staff, allowing the exclusion of an assessment of a recently acquired business from management’s scope for an internal controls audit for up to one year post-acquisition. Alliant Title contributed approximately 3% to our total revenues for the quarter ended September 30, 2025. As of September 30, 2025, the total assets of the acquired business represented about 2% of total consolidated assets, mainly comprising investments and goodwill.
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
Liberty Communities
We completed the Liberty Communities acquisition on January 23, 2025, which is discussed in detail in Note 2, Acquisitions to the condensed consolidated financial statements. Our assessment of the effectiveness of the Company’s disclosure controls and procedures did not encompass the internal controls over financial reporting of Liberty Communities. This decision aligns with the general guidance from the SEC Staff, allowing the exclusion of an assessment of a recently acquired business from management’s scope for an internal controls audit for up to one year post-acquisition. Liberty Communities contributed approximately 6% to our total revenues for the quarter ended September 30, 2025. As of September 30, 2025, the total assets of the acquired business represented about 4% of total consolidated assets, mainly comprising inventory and goodwill.
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
Jet HomeLoans
We acquired the remaining equity interest in Jet HomeLoans on July 1, 2024, which is discussed in detail in Note 2, Acquisitions to the condensed consolidated financial statements. As of October 30, 2025, the Company has assessed the design of implemented controls and has not yet tested the operating effectiveness of those controls.
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
ITEM 1A. RISK FACTORS
There are numerous factors that affect our business and results of operations, many of which are beyond our control. Refer to Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and Item 1A in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, which contain descriptions of significant risks that have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to risk factors previously disclosed in the reports cited above.
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
We expect to execute any transactions under the share buyback program through a combination of Rule 10b5-1 trading plans and transactions made in compliance with Rule 10b-18. The actual timing, number, and value of shares repurchased under the share buyback program depend on a number of factors, including constraints specified in any Rule 10b5-1 trading plans, price, general business and market conditions, and alternative investment opportunities. The share buyback program does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time.
The following table provides information with respect to repurchases of shares of Class A common stock by the Company during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2025 - 7/31/2025	277,225	$27.35	277,225	$11,569,193
8/1/2025 - 8/31/2025	80,490	25.97	80,490	9,479,088
9/1/2025 - 9/30/2025	—	—	—	9,479,088
Total	357,715	$27.04	357,715

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
Directors and Executive Officers. Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act (“Rule 10b5-1”) and in compliance with guidelines specified by the Company. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s equity plans (“Rule 10b5-1 Trading Plans”). Under a Rule 10b5-1 Trading Plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted, terminated or modified by our directors and executive officers during the three months ended September 30, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Adoption, Termination or Modification	Date of Adoption, Termination or Modification	Scheduled Expiration Date of Plan	Number of Shares to be Sold under the Plan
Patrick O. Zalupski President, Chief Executive Officer and Chairman of the Board of Directors	Adoption	August 15, 2025	June 16, 2026	1,000,000
L. Anabel Ramsay Senior Vice President and Chief Financial Officer	Adoption	August 15, 2025	June 1, 2026	24,500
ITEM 6. EXHIBITS

Exhibit No.	Description
4.1
Indenture, dated as of September 5, 2025, by and among the Company, the Guarantors and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on September 5, 2025).

10.1+
Seventh Amendment to Amended and Restated Credit Agreement, dated as of August 21, 2025, among Dream Finders Homes, Inc., Bank of America, N.A., as administrative agent, collateral agent, and issuing ban, and the lenders named therein as parties there to (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed on August 26, 2025)

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

Dream Finders Homes, Inc.

Date:	October 30, 2025	/s/ Patrick O. Zalupski
Patrick O. Zalupski President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	October 30, 2025	/s/ L. Anabel Ramsay
L. Anabel Ramsay Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)