Form 10-K
period 2025-12-31
Dream Finders Homes, Inc.
filed 2026-02-24
CIK 1825088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No ☒
The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant as of June 30, 2025, based on the closing stock price per share as reported by the New York Stock Exchange on such date, was approximately $478.1 million.
As of February 17, 2026, there were 34,083,246 shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding and 57,726,153 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

DREAM FINDERS HOMES, INC.
2025 FORM 10-K ANNUAL REPORT
i

PART I
Explanatory Note
Unless otherwise indicated or the context requires, “DFH,” “Dream Finders Homes,” “Dream Finders,” the “Company,” “we,” “our” and “us” refer collectively to Dream Finders Homes, Inc. and its subsidiaries.
ITEM 1.    BUSINESS
Company Overview
We design, build and sell homes primarily in high-growth markets using our asset-light lot acquisition strategy. Our primary focus is on constructing and selling single-family homes across entry-level, first-time move-up, second-time move-up and active adult homes. We also sell homes to third-party investors that intend to lease the homes (“built-for-rent contracts”). Our home offerings are marketed under various brands, including Dream Finders Homes, DF Luxury, Reverie Active Adult Lifestyle by Dream Finders Homes, Craft Homes and Coventry Homes.
To fully serve our homebuyers and capture ancillary business opportunities, we have financial services operations that offer mortgage banking solutions primarily through our wholly owned mortgage banking business, Jet HomeLoans, LP (“Jet HomeLoans”), as well as title insurance services—inclusive of agency services primarily through DF Title, LLC, doing business as Golden Dog Title & Trust and Golden Dog Title (“DF Title”), and residential and commercial underwriting services through Alliant National Title Insurance Company, Inc. (“Alliant Title”). Additionally, we offer homeowners insurance and adjacent products to homebuyers.
Since breaking ground on our first home on January 1, 2009, we have closed over 46,500 homes through December 31, 2025 and have been profitable every year since inception.
The following is a summary of our history:
2009 – Began homebuilding operations in the Jacksonville, Florida market
2013 – Entered the Savannah, Georgia market
2014 – Entered the Denver, Colorado market
2015 – Entered the Austin, Texas and Orlando, Florida markets
2017 – Entered the Washington D.C. metropolitan area, with a particular focus on the Northern Virginia and Maryland markets
2019 – Entered the Hilton Head and Bluffton, South Carolina markets with our acquisition of Village Park Homes, LLC
2020 – Entered the Charlotte, Fayetteville, Raleigh, Piedmont Triad (consisting of Greensboro, High Point and Winston-Salem, North Carolina), Wilmington, North Carolina and Myrtle Beach, South Carolina markets with our acquisition of the homebuilding business of H&H Constructors of Fayetteville, LLC
January 2021 – Completed our initial public offering (“IPO”) and expanded our presence in the Orlando, Florida market with our acquisition of Century Homes Florida, LLC
October 2021 – Significantly increased our operations in the Austin, Texas metropolitan area and expanded into the Houston, Dallas and San Antonio, Texas markets with our acquisition of McGuyer Homebuilders, Inc. (“MHI”)
October 2023 – Entered the Tampa, Florida market
February 2024 – Entered the Charleston and Greenville, South Carolina and Nashville, Tennessee markets with our acquisition of the majority of the homebuilding assets of Crescent Ventures, LLC (“Crescent Homes”)
March 2024 – Entered markets in the southeast coast of Florida
June 2024 – Entered the Phoenix, Arizona market
July 2024 – Acquired the remaining interest in our mortgage banking joint venture, Jet HomeLoans, resulting in a wholly owned subsidiary that is consolidated within our financial statements
December 2024 – Entered the southwest Florida market

January 2025 – Entered the Atlanta, Georgia market and expanded our operations in Greenville, South Carolina with our acquisition of the majority of the homebuilding assets of Liberty Communities, LLC (“Liberty Communities”). Also launched an in-house customer insurance agency providing affordable homeowners insurance policies for homebuyers. This agency targets new-home construction from top-rated providers.
March 2025 – Expanded Jet HomeLoans’ mortgage servicing capabilities through an acquired mortgage licensing platform with a Federal Home Loan Mortgage Corporation and Government National Mortgage Association-approved lender.
April 2025 – Acquired Colorado-based title insurance underwriter, Alliant Title and a related affiliate, expanding the Company’s financial service offerings.
May 2025 – Further expanded our operations in the Atlanta, Georgia market with the acquisition of the majority of the homebuilding assets of Green River Builders, Inc. (“Green River Builders”)
Markets
We select the geographic markets in which we operate our homebuilding business through local relationships and a rigorous selection process based on our evaluation of many factors, including positive population and employment growth trends, favorable migration patterns, attractive housing affordability, low state and local income taxes and desirable lifestyle and weather characteristics.
Our homebuilding operations are organized into four reportable segments: Southeast, Mid-Atlantic, Midwest and Financial Services. Our Southeast segment consists of the homebuilding operations in Jacksonville, Orlando and Tampa, Florida, the southeast coast of Florida and southwest Florida; Atlanta and Savannah, Georgia; Hilton Head and Bluffton, South Carolina and custom homes homebuilding operations in northeast Florida. Our Mid-Atlantic segment consists of our operations in the Washington, D.C. metropolitan area, which comprises Washington D.C., Northern Virginia and Maryland (“DC Metro”); Nashville, Tennessee; Charlotte, Fayetteville, Raleigh and Wilmington, North Carolina and Charleston, Myrtle Beach and Greenville, South Carolina. Our Midwest segment consists of our homebuilding operations in Austin, Dallas, Houston and San Antonio, Texas; Denver, Colorado and Phoenix, Arizona. Our Financial Services segment consists of our mortgage banking and title services operations, which primarily consist of Jet HomeLoans, DF Title and Alliant Title. Liberty’s Atlanta operations are included in the Southeast segment and Liberty’s Greenville operations are included in the Mid-Atlantic segment from the acquisition date.
Refer to Note 9, Segment Reporting to our consolidated financial statements for more information.
Asset-Light Business Strategy
We employ an asset-light lot acquisition strategy to achieve our growth goals. We generally seek to avoid owning land under development on our balance sheet, which requires significant capital expenditures, and can take several years to realize returns on the investment. Our asset-light lot acquisition strategy generally enables us to purchase land in a “just-in-time” manner in both new and existing markets with reduced up-front capital commitments, and, in turn, allows us to increase our inventory turnover rate, enhance our return on equity and support our growth. Our strategy is intended to avoid the financial commitments and risks associated with direct land ownership providing increased optionality and control of a significant lot pipeline for a relatively low capital cost. We believe our asset-light business model reduces our balance sheet risk relative to homebuilders that own a higher percentage of their land supply. Refer to “—Land Acquisition and Development Process” for additional information.
Land Acquisition and Development Process
Securing a pipeline of attractive land positions is a critical challenge for any homebuilder. We remain focused on controlling as many quality land positions as possible while minimizing our up-front capital outlay. Our land acquisition process begins with an evaluation of key economic drivers, such as demographic trends and employment growth. We typically pursue opportunities more aggressively in our markets that generate the greatest returns, while proceeding more cautiously in our markets where operational performance can be improved.

While our land acquisition process is driven mainly by the divisional and regional leadership, the land acquisition process, including final approval to move forward with a project, is a collaboration involving corporate leadership. Our multi-level cooperation allows us to remain flexible to react quickly to changing markets or project-specific conditions and maximize the potential of each new land opportunity. We believe our experience, top-down emphasis on relationship building with land market participants and collaborative involvement of local, regional and corporate management in the land acquisition process enable us to identify the ideal opportunities and efficiently source and secure options to control and close acquisitions of lots to meet our growth goals, while minimizing risk.
We primarily employ two variations of our asset-light strategy—finished lot option contracts and land bank option contracts—pursuant to which we secure the right to purchase finished lots at predetermined contractual pricing from various land developers, land sellers and land bank partners. When a land seller desires to sell finished lots in bulk or does not wish to develop finished lots, we often enter into land bank option contracts with land bank partners who fund any required land acquisition and development costs and sell the finished lots to us over a period of time.
These option contracts generally allow us, at our option, to forfeit our right to purchase the lots controlled for any reason, and our legal obligation and economic loss as a result of such forfeitures is limited to the amount of the deposits paid and, where applicable, termination fees pursuant to such option contracts and, in the case of land bank option contracts, our loss is limited to the related lot option fees paid to the land bank partner and, for certain land bank option contracts, any potential performance obligations, management of the land development to completion and any cost overruns relative to the project. We provide lot deposits typically averaging 10% of the land purchase price. Lot option fees are based on the outstanding capital balance held by the land banker and often are reflective of provisions under which delays in land development and/or longer land takedown periods result in additional costs.
As of December 31, 2025 and 2024, our lot deposits for finished lot option and land bank option contracts were $545 million and $458 million, respectively. As of December 31, 2025 and 2024, we controlled 63,121 and 54,698 lots under finished lot option and land bank option contracts, respectively.
In the past, we have supplemented our lot option acquisition strategies by entering into joint venture agreements with external investors to acquire, develop and control lots. Due to the profit sharing terms of the joint venture agreements, we have transitioned from these arrangements in favor of the option contract strategies described above.
Controlled Lots Pipeline
The following table presents our controlled lots through option contracts by homebuilding segment as of December 31, 2025 and 2024:

	As of December 31,
Segment(1)	2025	2024	% Change
Southeast	23,616	21,362	11%
Mid-Atlantic	23,517	17,099	38%
Midwest	15,988	16,237	-2%
Total(2)	63,121	54,698	15%
(1)Refer to Note 9, Segment Reporting to our consolidated financial statements for further explanation of our reportable segments.
(2)As of December 31, 2025 and 2024, the Company had 731 and 603 controlled lots under built-for-rent contracts, respectively.

DF Capital
Controlling a sufficient supply of finished lots is an important component of our asset-light strategy. Our land team routinely underwrites potential lot acquisitions that meet our capital allocation criteria. Once our land acquisition committee approves a transaction that requires financing and meets our internal model, we will seek a land bank partner. Our primary operating subsidiary, Dream Finders Homes LLC, periodically enters into land bank arrangements with DF Capital Management, LLC (“DF Capital”). The Company owns a 49% membership interest in DF Capital, and a non-affiliated third party owns the remaining 51% of the membership interest in DF Capital. Refer to Note 12, Related Party Transactions to our consolidated financial statements for more information.
Products, Communities and Construction
Homes, Homebuyers and Active Communities
We offer a range of single-family homes in each of our markets, placing a primary emphasis on entry-level and first-time move-up homes. We also provide second-time move-up and active adult homes as well as homes under built-for-rent contracts. Price points are tailored to each of these levels and the relevant market. Our homebuilding business is driven by our commitment to building high-quality homes at affordable prices in attractive locations, while delivering excellent customer service. Our customers enjoy the flexibility of personalizing our desirable open floor plans with a wide array of finishes and upgrades to best fit their needs when purchasing a home, and they are also able to choose from a robust selection of quick-move-in homes.
A community becomes active once the model is completed or the community has its fifth net sale. A community becomes inactive when it has fewer than five units remaining to sell. Active community count is an important metric to forecast future net sales for our business. As of December 31, 2025, we had 313 active communities, an increase of 71 communities, or 29%, as compared to 242 active communities as of December 31, 2024. As of December 31, 2025, the Company had 1,527 completed quick move-in ready homes, which represents approximately 5 spec homes per active community.
Our active community count excludes communities under built-for-rent contracts, as all sales to third-party investors occur at one point in time and these communities would have no homesites remaining to sell. As of December 31, 2025, the Company had 12 communities delivering closings under built-for-rent contracts, as compared to 10 communities as of December 31, 2024.
Construction and Materials
When constructing our homes, we are dependent upon building material suppliers to provide a continuous flow of raw materials. Our cycle time begins on the construction start date (when purchase orders are released) and ends upon receipt of the certificate of occupancy. Average cycle times for homes completed during the year ended December 31, 2025 were approximately 125, 140 and 160 calendar days for our entry-level, first- and second-time move-up, and town home product lines, respectively, representing improvements of 16%, 15% and 18%, respectively, when compared to homes completed during the year ended December 31, 2024. Cycle times for our custom homes are typically longer.
We have extensive experience managing construction processes without employing subcontractors directly. Instead, we rely on local and regional builder associations to identify and contract with reputable tradespeople. This approach eliminates the need for equipment investment, as we do not employ our own construction base. Each division is led by a construction director, manager, or vice president who oversees area managers. Communities have dedicated construction managers supervising the work performed by the subcontractors. We use enterprise resource planning and integrated scheduling software to monitor and manage construction progress and identify related issues timely. Our software also enables our superintendents to monitor the completion of work, which, in turn, expedites payments to the subcontractors.
Our materials procurement strategy focuses on maximizing efficiency across local, regional, and national levels through established contracts and standard products from multiple suppliers, resulting in cost savings, streamlined offerings, and pre-negotiated rebates. We leverage our national presence and volume to secure better prices with manufacturers and all vendors.

Our homebuilding cost of sales includes the acquisition and finance costs of homesites or lots, municipality fees, the costs associated with obtaining building permits, materials and labor to construct the home, financing costs on our homebuilding related debt, internal and external realtor commissions and other miscellaneous closing costs. Homesite costs typically range from 30-35% of the average cost of a home. Building materials typically range from 30-35% of the average cost to build the home, labor typically ranges from 20-25% of the average cost to build the home, and interest, commissions and closing costs typically range from 5-10% of the average cost to build the home.
Our materials are subject to price fluctuations. Once construction of a home begins, prices for the materials and labor utilized in the construction of that particular home are generally locked via purchase orders, but fluctuations may occur as a result of market conditions. Price fluctuations may be caused by several factors, including seasonal variation in availability of materials, labor and supply chain disruptions, international trade disputes and resulting tariffs, and changes in demand for materials as a result of the housing market conditions where we operate. The price changes that most significantly influence our operations are price increases in commodities and labor availability.
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
We maintain professional staff dedicated to delivering excellent customer experiences, including pre-sale, construction, closing, and after-sales service. We utilize customer feedback and comprehensive home tours before closing to improve quality and satisfaction, and enhance our standards. We highly value customers' willingness to refer us, which influences our teams' compensation and quality control efforts.
We provide each homeowner with product warranties covering workmanship and materials for one year from the time of home closing, and warranties covering structural systems for up to ten years from the time of closing. Where possible, we utilize our subcontractors to repair the homes in accordance with our subcontractor agreements and as required by law. We believe our warranty program meets or exceeds terms customarily offered in the homebuilding industry.
Sales and Backlog
A sale is reported when a customer has received preliminary mortgage approval and the sales contract has been signed by the customer, approved by us and secured by a deposit. These deposits are typically nonrefundable, but each customer situation is evaluated individually. Sales under built-for-rent contracts are reported when we have received a nonrefundable deposit.
Net sales are sales of homes during the period less cancellations of existing sales contracts during the period. Our cancellation rate for a given period is calculated as the total number of cancellations during the period, divided by the total number of gross sales contracts entered into during the period. Cancellations can occur for various reasons outside of our control, including customer credit issues or changes in other personal circumstances.
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
As of December 31, 2025 and 2024, our backlog was 1,839 homes and 2,599 homes, valued at approximately $0.8 billion and $1.3 billion, respectively, based on average sales price. Homes in backlog are typically converted to closings in the subsequent year. At present, our backlog turnover is closer to one to five months, due to a higher volume of speculative inventory sales.
Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Sales, Closings and Backlog” for additional information.

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
We strategically open communities in high-visibility areas that allow us to take advantage of local traffic patterns. Model homes play a significant role in our marketing efforts by not only creating an attractive atmosphere, but also displaying options and upgrades. As the Official Home Builder of the Jacksonville Jaguars, we maintain a fully decorated model home at the team’s stadium, which attracts thousands of fans each NFL game day. We are also the Official Home Builder of the PGA TOUR. This strategic alliance provides a national marketing footprint in regions where we operate and where high-profile, annual PGA TOUR golf tournaments are held. Additionally, we are the Official Home Builder of Minor League Baseball where we are featured nationally during games and for different marketing events.
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
We believe that every home is as important as the next, regardless of price point, and that everyone deserves the ability to purchase a home that suits their needs. Accordingly, we are able to offer a range of optionality within the homebuilding process, from move-in-ready inventory homes to homes that can be tailored with additional features. While most of our customers opt for inventory homes, for those seeking more options, we are able to provide access to a diverse range of materials and upgrades to cater to their specific preferences. Our architectural design team continually adapts floor plans in response to customer buying trends in various markets and collaborates with our land team to secure suitable lots for these customized plans.
Financial Services
To fully serve our homebuyers and capture ancillary business opportunities, we have financial services operations that offer mortgage banking solutions and title insurance—inclusive of agency and underwriting services. Additionally, we offer homeowners insurance and adjacent products to homebuyers. By providing these comprehensive mortgage and title services in markets where we operate, our Financial Services segment serves as a valuable resource to customers navigating the homebuying process and, in turn, enhances our efficiency in converting our backlog and spec sales into home closings.
Our wholly owned mortgage banking subsidiary, Jet HomeLoans, offers conforming and non-conforming mortgage financing to our homebuyers. On July 1, 2024, we acquired the remaining interest in Jet HomeLoans, which is consolidated in the Company’s consolidated financial statements as of that date.

Our wholly owned subsidiary, DF Title, is a title insurance agency licensed in multiple states that provides closing, escrow and title insurance services. DF Title primarily closes residential real estate transactions, including new home construction, resale and refinance, and commercial real estate transactions. DF Title operates in Colorado, Florida, Georgia, North Carolina, South Carolina, Tennessee and Texas. DF Title’s staff includes attorneys, state licensed title agents, escrow officers and experienced support staff assisting buyers in their closing experience. Closing, escrow and title insurance is primarily regulated at a state level, requiring that transactions be conducted by skilled attorneys and/or licensed title insurance agents. Expansion of title operations into our markets is ongoing and consideration of further expansion in our markets is driven by unit volume, average sales price for homes sold, state-level legal considerations and acquisitions.
Our wholly owned subsidiary, Alliant Title, which we acquired in April 2025, underwrites residential and commercial title insurance policies in over 30 states.
Competition and Market Factors
The homebuilding industry is highly competitive and is characterized by relatively low barriers to entry. In the United States, we rank among the top 14 homebuilders based on both homebuilding revenues and closings, as published in the 2025 Builder 100 List reported by Builder Magazine. In 2025, we were named National Builder of the Year by Builder Magazine. We compete for, among other things, homebuyers, desirable lots, financing, raw materials and skilled labor. Increased competition may prevent us from acquiring attractive lots on which to build homes or make such acquisitions more expensive, hinder our market share expansion or lead to pricing pressures on our homes that may adversely impact our margins and revenues. Our competitors may independently develop land and construct housing units that are superior or substantially similar to our products. Because our competitors are or may be significantly larger, have a longer operating history and/or have greater resources or lower cost of capital than us, they may be able to compete more effectively in one or more of the markets in which we operate or may operate in the future. We also compete with other homebuilders that have longstanding relationships with subcontractors and suppliers in the markets in which we operate or may operate in the future, and we compete for sales with individual resales of existing homes and with available rental housing.
The housing industry is cyclical and is affected by consumer confidence levels, prevailing economic conditions and interest rates. Other factors that affect the housing industry and the demand for new homes include: the availability and the cost of land, labor and materials; changes in consumer preferences; demographic trends; inflation; tariffs; and the availability and interest rates of mortgage finance programs. Refer to “Risk Factors—Homebuilding Industry, Economic and Regulatory Risks” for additional information.
We are dependent upon building material suppliers for a continuous flow of raw materials. Whenever possible, we attempt to utilize standard products available from multiple sources. Such raw materials have been generally available to us in adequate supply.
Our financial services operations generally compete with other lenders and title companies throughout the country, from small, local operations to companies with nation-wide footprints, in the form of the banks, brokers, credit unions, title agencies, insurance agencies, underwriters and other financial institutions. The main competitive factors for our mortgage banking business are mortgage interest rates and efficiency in operations for our customers, while the main competitive factors for our title services include price and the variety of services offered.
Seasonality
In all of our markets, we have historically experienced similar variability in our results of operations and capital requirements from quarter to quarter due to the seasonal nature of the homebuilding and mortgage industry. We generally sell more homes in the first and second quarters and close more homes in our third and fourth quarters. As a result, our revenue may fluctuate on a quarterly basis. Additionally, we generally have higher capital requirements in our second and third quarters in order to maintain our inventory levels. As a result of seasonal activity, our quarterly financial positions and results of operations are not necessarily representative of the financial position or results of operations we expect as of and for the respective full year-end. We expect this seasonal pattern to continue in the long-term.

Governmental Regulation and Environmental Matters
We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters, which impose zoning and density requirements in order to regulate the number of homes that can eventually be built within the boundaries of a particular area. Projects that are not entitled (held by our land bank financing partners), may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted by unforeseen health, safety and welfare issues, which can further delay these projects or delay their development.
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
Our operations that provide mortgage and title services within our Financial Services segment are subject to various local, state and federal laws, statutes, ordinances, administrative rules and other regulations, including requirements for participants in programs offered by FHA, VA, USDA, Government National Mortgage Association, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). Our title service practices regarding closing, escrow and issuance of title insurance are subject to rules established, in part, by state insurance regulators and underwriter guidelines. Both industries are affected by rules mandated by the Consumer Financial Protection Bureau, such as the Truth in Lending Act and the Real Estate Settlement Procedures Act Integrated Disclosure, governing matters like loan applications, disclosures and loan materials, closing, funding and issuance of title insurance policies.
Refer to “Risk Factors” for further discussion on risks related to governmental regulation and environmental matters.
Human Capital Resources

As of December 31, 2025, we had 1,911 full-time employees, inclusive of 395 employees related to our financial services operations. Of our full-time employees, 187 worked in our corporate office, 134 in divisional management and 505 in sales. None of our employees are represented by a labor union or covered under a collective bargaining agreement, and we have not experienced any strikes or work stoppages.

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

Sustainability and Community Impact
We are committed to constructing homes that are energy efficient and providing affordable housing in a variety of ways such as, but not limited to, the following:
•Home features include solar panels, solar-conscious building, water-conscious landscaping, electric car outlets, energy-efficient appliances and fixtures
•Focus on first-time homebuyers
•Numerous homes built for low-income residents
Available Information
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
Leadership Team and Board of Directors

Executive Officers

The following table sets forth information regarding our executive officers as of February 23, 2026:

Name	Age	Position
Patrick O. Zalupski	45	President, Chief Executive Officer and Chairman of the Board of Directors
L. Anabel Ramsay	44	Senior Vice President and Chief Financial Officer

Patrick O. Zalupski—President, Chief Executive Officer and Chairman of the Board of Directors
Mr. Zalupski is our President and Chief Executive Officer and has served as Chairman of the Board of Directors since January 2021. He has served as the Chief Executive Officer of our primary operating subsidiary, Dream Finders Homes LLC (“DFH LLC”), since forming the company in December 2008, and as the Chief Executive Officer and a member of the board of managers of DFH LLC since its formation in 2014. He is responsible for our overall operations and management and is heavily involved in the origination, underwriting and structuring of all land investment activities. Under Mr. Zalupski’s leadership, we have grown from closing 27 homes in Jacksonville, Florida during our inaugural year in 2009 to establishing operations in markets across the Southeast, Mid-West and Mid-Atlantic regions of the United States, and have closed over 46,500 homes since our inception through the end of 2025. Prior to founding DFH LLC, Mr. Zalupski was a financial auditor for FedEx Corporation’s Internal Audit Department in Memphis, Tennessee and worked in the real estate sales and construction industry as Managing Partner of Bay Street Condominiums, LLC from 2006 to 2008. He has served on the investment committee of DF Capital Management, LLC, an investment manager focused on investments in land banks and land development joint ventures to deliver finished lots to us and other homebuilders for the construction of new homes, since April 2018. Mr. Zalupski currently serves as a member of the University of Florida’s board of trustees. In September 2025, Mr. Zalupski further expanded his leadership in professional sports by becoming the Majority Owner, Managing Partner, and Co-Chair of the Tampa Bay Rays Major League Baseball franchise, as well as the Principal Owner of the Tampa Bay Rowdies professional soccer team, which are expected to provide opportunities to the Company, including expanding DFH’s marketing footprint. Mr. Zalupski holds an inactive Florida Real Estate License.

L. Anabel Ramsay—Senior Vice President and Chief Financial Officer
Ms. Ramsay joined us in 2018, serving in the position of Vice President and Treasurer, and as a member of the Asset Management Committee. Ms. Ramsay was appointed to Interim Chief Financial Officer on October 6, 2021, and promoted to Senior Vice President and Chief Financial Officer on April 1, 2022. Ms. Ramsay has been responsible for balance sheet management, capital allocation, cash forecasting and overall supervision of our accounting, tax, treasury and investor relations functions, including overall management of our debt, compliance, and reporting for lenders, investors, sell-side analysts and shareholders.
Prior to joining us, Ms. Ramsay served as the Vice President of Finance for the Americas region at Macquarie Group Limited, an Australian multinational independent investment bank and financial services company, from April 2016 to May 2018, overseeing financial and internal tax reporting for over 200 U.S. legal entities in the energy, capital and credit markets space and subsequently managing the financial audit process for Macquarie Group Limited’s aircraft leasing business. Prior to joining Macquarie Group Limited, Ms. Ramsay served as the Corporate Accounting Manager at Fidelity National Financial, a provider of title insurance and settlement services to the real estate and mortgage industries, in the title insurance business from November 2014 to April 2016. Ms. Ramsay started her career at Aeroflex Incorporated, a former publicly listed aerospace and defense electronics manufacturer, where she worked from 2002 to 2014. Ms. Ramsay is an advisory member of the Florida Institute of CFOs, is a board member of Jet HomeLoans LP and is a member of Dream Finders’ Investment Committee. Ms. Ramsay is a Certified Public Accountant and received a B.B.A in Accounting, Financial Economics and Economics from Lincoln Memorial University.
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

Homebuilding Industry, Economic and Regulatory Risks

The homebuilding industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for homes and, as a result, could have a material adverse effect on us.
The homebuilding industry can be substantially affected by adverse changes in general and local economic or business conditions that are outside of our control, including changes in interest rates; employment levels and personal income growth; availability and pricing of mortgage financing; consumer spending, as well as both consumer confidence generally and the confidence of potential homebuyers in particular; inflation; real estate taxes, the cost of homeowners insurance and other expenses; supply of and prices for available new or resale homes (including lender-owned homes) and other housing alternatives, such as apartments, single-family rentals and other rental housing; homebuyer interest in our current or new product designs and new home community locations; general consumer interest in purchasing a home compared to choosing other housing alternatives; and interest of financial institutions or other businesses in purchasing wholesale homes. Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular submarkets in which we operate. The homebuilding industry is cyclical in nature and if we experience a significant or sustained downturn as a result of the economic factors described above or otherwise, it would materially adversely affect our business and results of operations.
The risks described above can cause demand and prices for our homes to fall or cause us to take longer and incur more costs to develop the land and build our homes. We may not be able to recover these increased costs by raising prices because of market conditions. The risks described above could also lead some homebuyers to cancel or refuse to honor their home purchase contracts altogether, which would increase our cancellation rate. If any of the risks described above develops, it could have a material adverse effect on our overall business, profitability and results of operations.
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

Inflation and/or higher interest rates could adversely affect our business and financial results.
The United States has continued to experience inflationary conditions, which, at times, has resulted in increasing costs of land, raw materials and labor needed to operate our business. If our markets have an oversupply of homes relative to demand or if home average selling prices are declining in a geographic region in which we operate, we may be unable to offset any such increases in costs with corresponding higher sales prices for our homes. Inflation may continue to accompany higher interest rates, which could adversely impact potential customers’ ability to obtain financing on favorable terms, thereby further decreasing demand. If we are unable to raise the prices of our homes to offset the increasing costs of our operations, our margins could decrease. Furthermore, if we need to lower the price of our homes to create demand, the value of our land inventory may decrease. Inflation can also raise our costs of capital and decrease our purchasing power, making it more difficult and/or more expensive to maintain sufficient funds to operate our business. Our operations continue to be negatively impacted by inflation due to increasing construction costs, labor and materials, as well as land acquisition financing costs and such impacts could continue into the future. The elevated interest rate environment negatively impacts our construction loan financing costs, which in turn affected our gross margin. Additionally, the increased use of sales incentives to combat higher mortgage rates negatively impacted our SG&A expense. If inflationary conditions continue in future periods, it could continue to materially adversely affect our business and financial results.
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
Almost all of our customers finance their home purchases through lenders that provide mortgage financing. Mortgage interest rates have generally trended downward for the last several decades and reached historic lows in 2021, which—during that period—made the homes we sell more affordable. Mortgage interest rates have increased substantially since their historic lows, which negatively impacted consumer affordability. We cannot predict future mortgage interest rates, and should these rates climb or stay elevated over an extended timeframe, the financing ability of prospective homebuyers could be adversely affected. As a result, our operating results may be significantly impacted. Our homebuilding activities are dependent upon the availability of mortgage financing to homebuyers, which is expected to be impacted by continued regulatory changes and fluctuations in the risk appetites of lenders. The financial documentation, down payment amounts and income to debt ratio requirements are subject to change and could become more restrictive.
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
Our geographic concentration and regional factors affecting the homebuilding industry in our current markets could materially and adversely affect us.

Our business strategy is focused on the acquisition of suitable land and the design, construction and sale of primarily single-family homes in residential subdivisions. A prolonged economic downturn in the future in one or more of the regions in which we operate, or a particular industry that is fundamental to one or more of these areas, particularly within Florida and Texas, our largest markets, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations. In addition, climate factors such as hurricanes, drought, excessive heat and similar items could also negatively impact the desirability of residing in certain areas, which could also negatively impact our results of operations.
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
There are some risks of loss for which we may be unable to purchase insurance coverage. For example, losses associated with floods, hurricanes, landslides, prolonged periods of precipitation, earthquakes and other weather-related and geologic events may not be insurable and other losses, such as those arising from terrorism, may not be economically insurable. A sizable uninsured loss could materially and adversely affect our business, prospects, liquidity, financial condition and results of operations.
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

If the market value of our inventory or controlled lot position declines, we may incur write-downs of our real estate assets and our profits could decrease.
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
Additionally, we must continuously seek and make acquisitions of lots for expansion into new markets, as well as for replacement and expansion within our current markets, which we generally accomplish by entering into finished lot option contracts or land bank option contracts. In the event of adverse changes in economic, market or community conditions, we may cease further building activities in certain communities, restructure existing land purchase option contracts or elect not to exercise our land purchase options. Such actions would result in our forfeiture of some or all of any deposits, fees or investments paid or made in respect of such arrangements. Additionally, cross-default provisions in certain contracts, if triggered, could result in further forfeiture of these items in related arrangements with the same counterparty. The forfeiture of land contract deposits or inventory impairments may result in a loss that could have a material adverse effect on our profitability, stock performance, ability to service our debt obligations and future cash flows.
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
For the year ended December 31, 2024, we claimed $12 million of Federal Energy Credits. For the year ended December 31, 2025, we have estimated $11 million of Federal Energy Credits within our income tax provision.

The OBBBA terminated the Code Section 45L credits after June 30, 2026, which could potentially increase our future effective income tax rates materially thereafter.
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
Homebuilding Operational Risks
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
Our backlog reflects sales contracts with customers for homes that have not yet been delivered. We have received a deposit from a homebuyer for most homes reflected in our backlog, and, generally, we have the right to retain the deposit if the homebuyer fails to comply with his or her obligations under the sales contract, subject to certain exceptions or contingencies, including as a result of state and local law, the homebuyer’s inability to sell his or her current home or, in certain circumstances, the homebuyer’s inability to obtain suitable financing. Cancellations negatively impact the number of closed homes, net sales, homebuilding revenues and results of operations, as well as the backlog. In addition to the contingencies noted above, cancellations can result from declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, and adverse changes in economic conditions. Any increase in the level of our cancellations would have a negative impact on our business, prospects, liquidity, financial condition and results of operations.
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
Our success in recently entered markets or those we may choose to enter in the future depends substantially on our ability to source local labor and materials on terms that are favorable to us. Our markets may exhibit a reduced level of skilled labor relative to increased homebuilding demand in these markets. In the event of shortages in labor or raw materials in such markets, local subcontractors, tradespeople and suppliers may choose to allocate their resources to homebuilders with an established presence in the market and with whom they have longer-standing relationships. Labor and raw material shortages and price increases for labor and raw materials could cause delays in and increase our costs of home construction, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
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
In addition, we presently employ a limited array of artificial intelligence (“AI”) solutions for specific sales, administrative, and operational functions, including aiding in research used for disclosures subject to management review. It is conceivable that we might integrate further AI solutions into our information systems in the future, potentially assuming a more critical role in our operations over time. The continuous advancement and utilization of technology, encompassing cloud-based computing and AI, introduce possibilities for the inadvertent exposure or misuse of the personal data integral to our business operations, as well as the unintentional disclosure or deliberate destruction of confidential information stored within our systems or those of our third-party providers, via portable media or storage devices. Such occurrences may lead to considerable increases in operational and security expenses, tarnished reputation, regulatory penalties, or expenses related to legal defense. AI programs can incur significant costs and demand substantial expertise for development, pose challenges in setup and management, and necessitate periodic updates.
Although we have implemented systems and processes intended to secure our information systems, including with respect to the use of AI, which are subject to oversight by the Cybersecurity Response Committee and the Nominating and Governance Committee, there can be no assurance that our efforts to maintain the security and integrity of our information systems will be effective or that future attempted security breaches or disruptions would not be successful or damaging.
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
Risks Related to Our Financial Services Businesses
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
We use limited hedging strategies to manage interest rate risk, primarily related to mortgage loans held for sale and related interest rate lock commitments. While these strategies can reduce exposure, they are inherently complex and may not fully offset losses from unexpected interest rate volatility. Although hedging is not currently a significant part of our operations, ineffective interest rate risk management could have an adverse, though likely not material, impact on our financial results.
Our mortgage banking business is subject to risks related to mortgage sales and loan repurchase obligations.
Our mortgage banking operations depend on the ability to sell originated mortgage loans into the secondary market or directly to large investors such as Fannie Mae and Freddie Mac. If the Company is unable to complete these sales, we may be required to hold the loans long-term, exposing us to borrower credit risk, reduced liquidity, and increased capital requirements. Although we typically sell loans within 15-45 days using mortgage warehouse facilities, a default by lenders under these facilities could require us to fund loans in the pipeline. In such cases, our revolving credit facility and operating cash flow may be insufficient to support continued lending activity, potentially limiting our ability to originate and sell loans competitively.
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

Strategic and Financial Risks
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
From time-to-time, we acquire other businesses to expand our presence in new and existing geographic markets or to expand into opportunities to contribute to our long-term strategy. We may not be able to successfully integrate any businesses that we acquire into our operations and may not achieve the synergies we expected from an acquisition. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations. Moreover, even if we were successful in integrating newly acquired businesses or assets, expected synergies or cost savings may not materialize, resulting in lower than expected benefits to us from such transactions. Additionally, when making acquisitions, it may not be possible for us to conduct a thorough investigation of the nature of the business or assets being acquired, for instance, due to time constraints in making the decision and other factors. We may become responsible for additional liabilities or obligations not foreseen at the time of an acquisition. To the extent we pay the purchase price of an acquisition in cash, such an acquisition would reduce our cash reserves, and, to the extent the purchase price of an acquisition is paid with our stock, such an acquisition could be dilutive to our stockholders. To the extent we pay the purchase price of an acquisition with proceeds from incurring debt, such an acquisition would increase our level of indebtedness and interest expense and could negatively affect our operating results, liquidity and restrict our operations.

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
Risks Related to Our Indebtedness
We have a significant amount of debt and interest expense on debt that may limit our cash available to fund our growth strategies.
As of December 31, 2025, we had outstanding indebtedness of $1.6 billion, consisting primarily of amounts outstanding under our revolving credit facility and the outstanding principal balance under our senior unsecured notes. The amount and the maturities of our debt could:
•require the dedication of a substantial portion of cash flow from operations to payment of debt and reduce the ability to use cash flow for other operating or investing purposes;
•limit the flexibility to adjust to changes in business or economic conditions; and
•limit the ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements.

Our current indebtedness also includes, and any additional indebtedness we subsequently incur may have, a floating rate of interest.
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
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our respective businesses to pay our substantial debt.
Our ability to meet our respective debt service obligations will depend, in part, upon our future financial performance. Our revenues and earnings vary with the level of general economic activity in the markets we serve. The factors that affect our ability to generate cash can also affect our ability to raise additional funds for these purposes through the sale of debt or equity, the refinancing of debt or the sale of assets. Changes in prevailing interest rates may affect the cost of our debt service obligations

Our ability to access and obtain capital in the future could be adversely affected as a result of a downgrade in any of our credit ratings.
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
Our current financing agreements contain, and the financing arrangements we enter into in the future likely will contain, covenants that limit our ability to do certain things. For instance, our credit agreement requires the Company to meet certain financial ratios and comply with covenants, such as a maximum debt to capitalization ratio, minimum interest coverage ratios and minimum liquidity ratios. Furthermore, the Company issued senior unsecured notes in August 2023 and September 2025 pursuant to indentures (the “Indentures”). In addition to customary events of default, the Indentures contain certain restrictive covenants that, among other things, limit our ability to incur or guarantee certain indebtedness, issue certain equity interests or engage in certain capital stock transactions, and impose constraints concerning mergers, consolidations, and asset transfers.
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
If we require working capital greater than that provided by our operations and our credit facilities, we may be required to increase the amount available under the facilities or to seek alternative financing, which might not be available on terms that are favorable or acceptable or at all. If we are required to seek financing to fund our working capital requirements, volatility in credit or capital markets may restrict our flexibility to successfully obtain additional financing on terms acceptable to us, or at all. If we are at any time unsuccessful in obtaining sufficient capital to fund our planned homebuilding expenditures, we may experience a substantial delay in the completion of homes then under construction, or we may be unable to control or purchase finished lots. Any delay could result in cost increases and could have a material adverse effect on our sales, profitability, stock performance, cash flows and ability to service our debt obligations. We have access to the committed funds under our Credit Agreement, which is a senior unsecured revolving credit facility. Another source of liquidity includes our ability to use letters of credit and surety bonds. These letters of credit and surety bonds relate to certain performance-related obligations and serve as security for certain land option contracts. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies and utility companies related to the construction of roads, sewers and other infrastructure. As of December 31, 2025, we had outstanding letters of credit and surety bonds totaling $27 million and $359 million, respectively. These letters of credit and surety bonds are generally subject to certain financial covenants and other limitations.
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
Our common stock consists of two classes: Class A and Class B. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to three votes per share. Holders of Class A common stock and Class B common stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our certificate of incorporation. Mr. Zalupski, our founder, President, Chief Executive Officer and Chairman of the Board of Directors, owns, through personal holdings and an entity that he controls, 100% of our Class B common stock (representing approximately 84% of the total combined voting power of our Class A and Class B common stock as of December 31, 2025).
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
Under the Dream Finders Homes, Inc. Insider Trading Policy (“our Insider Trading Policy”), our directors, officers and employees are generally prohibited from pledging shares of our common stock as collateral for a loan or hold shares of our common stock in a margin account unless the director, officer or employee obtains pre-clearance from the designated compliance officer and approval by the Board of Directors (without the vote of the requesting person). As of December 31, 2025, Mr. Zalupski had 35,500,000 shares of our Class B common stock pledged as security for margin loans.
Further, our directors, officers and employees are prohibited from purchasing or using certain financial instruments (including equity swaps, collars and exchange-traded funds) designed to hedge or offset any decrease in the market value of the Company’s securities, which can be speculative in nature and, therefore, can create the appearance that the transaction is based on material nonpublic information. Accordingly, any such financial instruments must be pre-cleared by the designated compliance officer and approved by the Board of Directors (without the vote of the requesting person). However, our directors, officers and employees may enter into prepaid variable forward sales contracts. As of December 31, 2025, Mr. Zalupski had 3,000,000 shares of our Class B common stock subject to prepaid variable forward sales contracts that are expected to settle starting in 2027.
In the event that such margin loans (or any other margin loan by an officer or director) were to be called and the shares of common stock were sold on the open market by the lender or if we otherwise have a large number of shares being sold on the open market by the counterparties to variable forward sale contracts, the price of our common stock could decline materially.

There are various potential conflicts of interest in our relationship with DF Capital and certain of its managed funds, including with certain of our executive officers and a former director who are investors in certain funds managed by DF Capital, which could result in decisions that are not in the best interest of our stockholders.
Conflicts of interest may exist or could arise in the future with DF Capital and certain of its managed funds, including with certain of our executive officers and a former director who are also investors in certain funds managed by DF Capital. Once a potential lot acquisition that requires a significant upfront commitment of capital is approved by our land acquisition committee, we seek a land bank partner. Historically, we have provided, and we expect to continue to provide DF Capital with the opportunity to have one of its managed funds participate in transactions that require additional funding. Such transactions may not be on terms that are as attractive as those we might be able to achieve if we sought other partners. If DF Capital does not wish to participate in and finance the transaction, we turn to other potential financing sources. Conflicts with DF Capital and certain of its managed funds may include, without limitation: conflicts arising from the enforcement of agreements between us and DF Capital and/or certain of its managed funds; conflicts in determining whether to offer DF Capital the opportunity to participate in a potential lot acquisition financing; if DF Capital does participate, conflicts in determining the terms of the financing; and conflicts in future transactions that we may pursue with DF Capital and/or one of its managed funds.
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

Mr. Zalupski, through his beneficial ownership of all of our outstanding Class B common stock as of December 31, 2025, controls approximately 84% of the total combined voting power of our outstanding Class A and Class B common stock, which gives him the ability to prevent a potential takeover of our company. If a change of control or change in management is delayed or prevented, the market price of our Class A common stock could decline. Moreover, because each share of Class B common stock may be convertible at any time at the option of the holder into one share of Class A common stock, any exchanges that Mr. Zalupski initiates will negatively impact his total combined voting power since Class B shares are entitled to three votes per share, compared to one vote per share for Class A common stock.
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
Our share buyback program could affect our stock price and increase its volatility, and may reduce the market liquidity for our stock. The share buyback program may also materially impact the Company’s liquidity.
Repurchases pursuant to the share buyback program could affect our stock price and increase its volatility and may reduce the market liquidity for our stock. The existence of a share buyback program could also cause our stock price to be higher than it would be in the absence of such a program. Additionally, these repurchases will diminish our cash and may subject us to additional taxes, which could impact our ability to pursue possible future strategic opportunities and acquisitions and would result in lower overall returns on our cash balances. There can be no assurance that any future share repurchases will, in fact, occur, or, if they occur, that they will enhance stockholder value. Although share buyback programs are intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the effectiveness of these repurchases.

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
•our market opportunities and the potential growth of those markets;
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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the operation of our business. These risks include, but are not limited to, the risks described under “Risk Factors” in this Annual Report on Form 10-K. Should one or more of such risks or uncertainties described in this Annual Report on Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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
The VP of IT and the NVP of Finance work in coordination with the Cybersecurity Response Committee, which also includes our Chief Financial Officer and representatives from legal and human resources, internal audit and SEC reporting functions. In the event of a cyber incident, the Cybersecurity Response Committee utilizes a formal incident response plan based on the NIST Framework to assess and manage cybersecurity threats. The incident response plan encompasses the containment, eradication, recovery, and resolution processes for the incident, while also detailing the individuals and groups that need to be notified.
The VP of IT has served in various roles in information technology and information security for over 26 years, including serving as the Chief Information Security Officer of a healthcare company and a member of the cyber emergency response team at several companies. The VP of IT holds undergraduate and graduate degrees in computer science and has attained various professional certifications in cybersecurity. The NVP of Finance and the rest of the Cybersecurity Response Committee hold undergraduate and graduate degrees in their respective fields, and have over 50 years of collective experience managing enterprise risks at the Company and at similar companies, including risks arising from cybersecurity threats.

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
Refer to “Business—Land Acquisition and Development Process” for a summary of the other properties that we controlled as of December 31, 2025.
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we are a party to ongoing legal proceedings in the ordinary course of business. We do not believe the results of currently pending proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity. Refer to Note 7, Commitments and Contingencies—Legal Proceedings to our consolidated financial statements for additional information.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock is listed on the NYSE under the symbol “DFH.” As of February 17, 2026, the closing price of our Class A common stock on the NYSE was $20.99, and we had 9 stockholders of record, including Cede & Co. as nominee of The Depository Trust Company.
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
Stock Performance Graph
The performance graph below compares the cumulative total return of our Class A common stock since our initial public offering on January 21, 2021 through December 31, 2025, with the Standard and Poor’s 500 Companies Stock Index (“S&P 500 Index”) and the Standard & Poor’s Homebuilders Select Industry Index (“S&P Homebuilders Index”) for the same period. The comparison assumes that $100 was invested in DFH, the S&P 500 Index, and the S&P Homebuilders Index on January 21, 2021. The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

Comparison of Cumulative Total Return Among Dream Finders Homes, Inc., the S&P 500 Composite Index and the S&P Homebuilders Select Industry Index
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
1/21/21
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
DFH
S&P 500 Index
S&P Homebuilders Index

Share Buyback Program
In June 2023, the Company’s Board of Directors approved a share buyback program under which the Company could repurchase up to $25.0 million of Class A common stock through June 30, 2026 in open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The repurchase limit under the share buyback program was increased to $50.0 million during the second quarter of 2025 and further increased to $100.0 million through June 30, 2027 during the fourth quarter of 2025.
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
The following table provides information with respect to repurchases of shares of Class A common stock by the Company during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2025 - 10/31/2025	—	$—	—	$9,660,381
11/1/2025 - 11/30/2025	209,121	19.17	209,121	55,652,490
12/1/2025 - 12/31/2025	276,061	18.76	276,061	50,472,837
Total	485,182	$18.94	485,182
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
Business Overview and Outlook
We design, build and sell homes primarily in high-growth markets using our asset-light lot acquisition strategy. Our primary focus is on constructing and selling single-family homes across entry-level, first-time move-up, second-time move-up and active adult markets, as well as homes under built-for-rent contracts. To fully serve our homebuyers and capture ancillary business opportunities, we have financial services operations that offer mortgage banking solutions and title insurance—inclusive of agency and underwriting services. Additionally, we offer homeowners insurance and adjacent products to homebuyers.
Homebuyers across our markets continue to face significant affordability challenges, especially in entry-level price points. These challenges have been exacerbated by macroeconomic uncertainty and have resulted in a decline in consumer confidence. Considering this backdrop, we remain focused on providing competitive pricing relative to market demand, predominately through providing mortgage buydown commitments and incentives that align with each sales cycle.
While we face intense competition as well as macroeconomic and political headwinds in the short term, we are committed to our land-light strategy, our operational improvements and to building a high-quality, affordable product that meets our customers’ needs and differentiates us in our markets. Our long-term outlook remains positive; we are optimistic about future housing demand, especially given the undersupply of homes in the U.S.

Recent Developments
Sawgrass Marriott
In the fourth quarter of 2025, we entered into a strategic partnership to acquire the Sawgrass Marriott Golf Resort & Spa in Ponte Vedra Beach, Florida, a 66-acre parcel adjacent to the renowned PLAYERS Stadium Course at TPC Sawgrass. This partnership provides opportunities to expand our lot pipeline and supports our future growth and profitability.

Results of Consolidated Operations
The following table summarizes our results of operations and other financial data (in thousands, except per share amounts and percentages) for the periods indicated:

	Year Ended December 31,
	2025	2024
Income before taxes:
Homebuilding	$241,575	$399,783
Financial services	35,023	31,308
Other(1)	7,504	6,763
Income before taxes	284,102	437,854
Income tax expense	(66,698)	(97,272)
Net income	217,404	340,582
Net income attributable to noncontrolling interests	(207)	(5,241)
Net income attributable to Dream Finders Homes, Inc.	$217,197	$335,341
Other Financial Data:
Basic EPS(2)	$2.19	$3.44
Diluted EPS(2)	$2.14	$3.34
EBITDA (in thousands)(3)	$493,688	$629,750
EBITDA margin %(3)(4)	11.4%	14.2%
Return on participating equity(5)	15.3%	29.7%
Balance Sheet Data (as of period end):
Cash and cash equivalents	$234,766	$274,384
Revolving credit facility and other borrowings	822,296	701,386
Senior unsecured notes, net	591,060	295,049
Mortgage warehouse facilities	192,837	289,617
Total mezzanine equity	178,039	169,951
Total Dream Finders Homes, Inc. stockholders’ equity	1,424,575	1,244,922
Total equity	1,426,072	1,250,409
(1)Represents amounts within our corporate component (“Corporate”).
(2)Refer to Note 15, Earnings Per Share to our consolidated financial statements for disclosures related to the calculation of earnings per share (“EPS”). Diluted shares were calculated by using the treasury stock method for stock grants and the if-converted method for the redeemable preferred stock and the associated preferred dividends.
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

Results of Homebuilding Operations
The following table sets forth our results of homebuilding operations and other financial data (in thousands, except for percentages), as well as other operating data for the periods indicated:

	Year Ended December 31,
	2025	2024	Change	% Change
Homebuilding revenues	$4,145,347	$4,397,877	$(252,530)	(6)%
Homebuilding cost of sales	3,423,354	3,591,483	(168,129)	(5)%
Selling, general and administrative expense	483,628	394,548	89,080	23%
Loss (income) from unconsolidated entities	1	(433)	434	(100)%
Contingent consideration revaluation	(9,820)	13,939	(23,759)	(170)%
Other expense (income), net	6,609	(1,443)	8,052	(558)%
Income before taxes of homebuilding operations	$241,575	$399,783	$(158,208)	(40)%

Other Financial and Operating Data:
Home closings	8,608	8,583	25	—%
Average sales price of homes closed(1)	$477,917	$509,249	$(31,332)	(6)%
Net sales	7,747	6,727	1,020	15%
Cancellation rate	13.5%	16.6%	(3.1)%	(19)%
Homebuilding gross margin(2)	$721,993	$806,394	$(84,401)	(10)%
Homebuilding gross margin %(2)(3)	17.4%	18.3%	(0.9)%	(5)%
Adjusted homebuilding gross margin(4)	$1,098,694	$1,186,019	$(87,325)	(7)%
Adjusted homebuilding gross margin %(3)(4)	26.5%	27.0%	(0.5)%	(2)%
Selling, general and administrative expense %(3)	11.7%	9.0%	2.7%	30%
Active communities as of period end(5)	313	242	71	29%
Backlog - units	1,839	2,599	(760)	(29)%
Backlog - value (in thousands)	$821,292	$1,304,463	$(483,171)	(37)%
Net homebuilding debt to net capitalization(4)	41.8%	33.7%	8.1%	24%
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

The following tables summarize home closings and average sales price (“ASP”) of homes closed by homebuilding segment for the year ended December 31, 2025 and 2024, as well as active communities as of December 31, 2025 and 2024:

	Year Ended December 31, 2025		As of December 31, 2025
Segment	Home Closings	ASP	Active Communities
Southeast	3,126	$447,667	103
Mid-Atlantic	2,463	426,375	77
Midwest	3,019	551,290	133
Total	8,608	$477,917	313

	Year Ended December 31, 2024		As of December 31, 2024
Segment	Home Closings	ASP	Active Communities
Southeast	2,838	$484,345	67
Mid-Atlantic	2,594	446,667	59
Midwest	3,151	583,198	116
Total	8,583	$509,249	242
The following table presents income before taxes (in thousands) and homebuilding gross margin (or “gross margin”) percentage by segment for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025		2024
Segment	Income Before Taxes	Gross Margin %	Income Before Taxes	Gross Margin %
Southeast	$93,177	18.6%	$130,776	19.1%
Mid-Atlantic	59,403	18.3%	121,585	19.6%
Midwest	88,995	15.8%	147,422	17.0%
Total	$241,575	17.4%	$399,783	18.3%
Homebuilding Revenues. The decrease in homebuilding revenues was primarily attributable to a lower consolidated ASP of homes closed, which decreased 6% when comparing the year ended December 31, 2025 to the year ended December 31, 2024, largely due to the increased use of sales incentives by $35 million and, to a lesser extent, changes in product mix during the year. This reduction in homebuilding revenues was partially offset by an increase in home closings of 25 homes for the year ended December 31, 2025 to 8,608 from 8,583 home closings for the year ended December 31, 2024. The January 2025 Liberty Communities acquisition contributed 744 home closings with an ASP of $335,446 during the year ended December 31, 2025.
Homebuilding Gross Margin. The lower homebuilding gross margin was primarily due to the decrease in consolidated ASP of homes closed, partially offset by the slight increase in home closings for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease in homebuilding gross margin as a percentage of homebuilding revenues when comparing the years ended December 31, 2025 and 2024 was primarily attributable to the increased use of sales incentives, as well as higher land and financing costs and changes in geographical product mix, partially offset by direct cost reductions and cycle-time improvements.

Southeast. Our Southeast segment homebuilding revenues for the year ended December 31, 2025 were $1,390 million, an increase of $3 million from $1,387 million for the year ended December 31, 2024. This revenue growth was primarily driven by an increase in home closings of 288, or 10%, which was mostly offset by a decrease of 8% in the ASP of homes closed. Homebuilding gross margin percentage was 18.6% for the year ended December 31, 2025, representing a decrease of 50 bps, or 3%, when compared to the year ended December 31, 2024. The decrease in homebuilding gross margin percentage was mostly the result of higher land and financing costs and, to a lesser extent, increased sales incentives, partially offset by direct cost reductions. The Liberty Communities operations in Atlanta (“Liberty Atlanta”) contributed $193 million in homebuilding revenues and 543 home closings with an ASP of $354,276 for the year ended December 31, 2025.
Mid-Atlantic. Our Mid-Atlantic segment homebuilding revenues for the year ended December 31, 2025 were $1,062 million, a decrease of $101 million, or 9%, from $1,163 million for the year ended December 31, 2024. This decline in revenue was primarily driven by a decrease in home closings of 131, or 5%, and a decrease in the ASP of $20,292, or 5%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. Homebuilding gross margin percentage was 18.3% for the year ended December 31, 2025, representing a decrease of 130 bps, or 7%, when compared to the year ended December 31, 2024. The reduction in homebuilding gross margin percentage was mainly due to increased sales incentives and land and financing costs, partially offset by direct cost reductions.
Midwest. Our Midwest segment homebuilding revenues for the year ended December 31, 2025 were $1,693 million, a decrease of $155 million, or 8%, from $1,848 million for the year ended December 31, 2024. This decrease was primarily due to a decrease of 5% in the ASP of homes closed, as well as lower home closings of 132, or 4%, partially offset by strategic lot sales within the segment, which resulted in $12 million of additional homebuilding revenues during the year ended December 31, 2025 as compared to the previous period. Homebuilding gross margin percentage was 15.8% for the year ended December 31, 2025, representing a decrease of 120 bps, or 7%, when compared to the year ended December 31, 2024. The reduction in homebuilding gross margin percentage was primarily due to changes in product mix and higher sales incentives, as well as increased land and financing costs, partially offset by direct cost reductions.
Selling, General and Administrative Expense. Selling, general and administrative expense for the homebuilding segments (“SG&A”) as a percentage of homebuilding revenues was 11.7% for the year ended December 31, 2025, an increase of 270 bps from 9.0% for the year ended December 31, 2024. The dollar and percentage increase in SG&A was primarily attributable to $105 million of spend on forward mortgage commitment programs to allow our homebuyers to access lower mortgage interest rates on home loans, representing a $54 million increase when compared to the year ended December 31, 2024. Additionally, for the year ended December 31, 2025, SG&A included higher marketing and model home related expenses of $10 million due to the increased active community count, as well as higher compensation costs of $5 million, largely due to our continued growth, including from acquisitions and operational expansions into new geographic regions. The impact of the Liberty acquisition was $24 million of SG&A in the year ended December 31, 2025.
Contingent Consideration Revaluation. The $24 million change from contingent consideration expense to income for the year ended December 31, 2025 was primarily attributable to lower actual results achieved during the last earnout period for the MHI acquisition when compared to pre-tax income forecasts for the same period. The earnout period for the MHI acquisition concluded as of the end of the third quarter of 2025 and the final payment was made in December 2025. The earnout period related to the 2020 acquisition of H&H Constructors of Fayetteville, LLC concluded in the third quarter of 2024.
Other Expense (Income), Net. The increase in other expense, net for the year December 31, 2025 as compared to the year ended December 31, 2024 was primarily due to $7 million of purchase price adjustments related to the Crescent acquisition, which were recognized outside of the measurement period during the first quarter of 2025. Refer to Note 2, Acquisitions to our consolidated financial statements for additional information.
Income before Taxes of Homebuilding Operations. The decrease in income before taxes of homebuilding operations for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily attributable to the increases in SG&A, as well as the reduction in ASP and homebuilding gross margin, partially offset by the change in contingent consideration from expense to income, all of which are explained above.
Refer to the Form 10-K for the year ended December 31, 2024 filed on February 25, 2025 for the results of operations and related discussion for December 31, 2024 compared to the year ended December 31, 2023.

Net Sales, Closings and Backlog
The following table presents information concerning our net sales, starts and closings in each of our homebuilding segments for the year ended December 31, 2025 and 2024:

	Year Ended December 31,						Period Over Period Percent Change
	2025			2024
Segment	Net Sales	Starts	Closings	Net Sales	Starts	Closings	Net Sales	Starts	Closings
Southeast(1)	2,727	2,810	3,126	1,754	2,868	2,838	55%	-2%	10%
Mid-Atlantic	2,397	2,645	2,463	2,196	2,623	2,594	9%	1%	-5%
Midwest(2)	2,623	2,742	3,019	2,777	3,252	3,151	-6%	-16%	-4%
Total	7,747	8,197	8,608	6,727	8,743	8,583	15%	-6%	1%
(1)This increase was primarily due to net sales from the January 2025 Liberty Communities acquisition.
(2)The lower net sales and starts in the Midwest segment were primarily the result of weakening demand in the Texas markets.
The following table presents information concerning our backlog in number of homes, ASP and aggregate value (in thousands) for our homebuilding segments as of the dates set forth below:

	As of December 31,
	2025			2024
Segment	Homes	ASP	Value	Homes	ASP	Value
Southeast	833	$412,422	$343,548	1,150	$406,246	$467,183
Mid-Atlantic	631	367,559	231,930	678	464,798	315,133
Midwest	375	655,505	245,814	771	677,234	522,147
Total	1,839	$446,597	$821,292	2,599	$501,910	$1,304,463
Backlog of sold homes as of December 31, 2025 was 1,839 homes valued at approximately $821 million based on ASP, a decrease of 760 homes and $483 million in value, or 29% and 37%, respectively, from 2,599 homes valued at approximately $1,304 million as of December 31, 2024. Approximately 72 of the homes in our backlog are expected to be delivered in 2027 and beyond. The overall decrease in backlog was reflective of a constrained sales environment as well as a continued trend toward move-in ready spec homes relative to pre-order sales and, to a lesser extent, fewer built-for-rent contracts in backlog. Spec homes typically result in quicker closings and turnover of the backlog within the same reporting period.
Southeast. Backlog for the Southeast segment as of December 31, 2025 was 833 homes, a decrease of 317 from 1,150 homes as of December 31, 2024. The decrease from prior year was primarily attributable to fewer built-for-rent contracts in ending backlog and a continued trend toward more sales of move-in-ready spec homes relative to pre-order sales.
Mid-Atlantic. Backlog for the Mid-Atlantic segment as of December 31, 2025 was 631 homes, a decrease of 47 from 678 homes as of December 31, 2024. The decrease in backlog from prior year was primarily attributable to the constrained sales environment and the continued trend toward more sales of move-in-ready spec homes relative to pre-order sales. The decline in backlog value was also due to an increase in built-for-rent contracts in backlog this period, which have lower ASPs relative to retail sales contracts in backlog.
Midwest. Backlog for the Midwest segment as of December 31, 2025 was 375 homes, a decrease of 396 from 771 homes as of December 31, 2024. The decrease from prior year was mostly a result of higher closings relative to net sales, as well as the continued trend toward more sales of move-in-ready spec homes relative to pre-order sales. Lower net sales in the Midwest segment were primarily the result of weakening Texas markets.

The following table presents information concerning our cancellation rates for each of our homebuilding segments for the periods set forth below:

	Year Ended December 31,
Segment	2025	2024
Southeast	13.1%	23.7%
Mid-Atlantic	12.2%	12.9%
Midwest	15.1%	14.4%
Total	13.5%	16.6%
Our cancellation rate for the year ended December 31, 2025 was 13.5%, an improvement when compared to the 16.6% for the year ended December 31, 2024. In the first quarter of 2024, we had one built-for-rent contract of 229 units that was terminated based on a strategic decision to convert the controlled lots into future retail sales. This termination contributed to the elevated cancellation rate in the Southeast segment for the year ended December 31, 2024 of 23.7%.
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
The following table presents selected financial information and supplemental data for our Financial Services segment for the year ended December 31, 2025 and 2024 (dollars in thousands, unless otherwise indicated):

	Year Ended December 31,
	2025	2024	Change	% Change
Mortgage revenues	$68,536	$34,786	$33,750	97%
Title and other services revenues	108,965	17,189	91,776	534%
Total financial services revenues	177,501	51,975	125,526	242%
Financial services expense	144,727	30,437	114,290	375%
Other income, net	(2,388)	—	(2,388)	100%
Loss (income) from unconsolidated entities	139	(9,770)	9,909	(101)%
Financial services income before taxes	$35,023	$31,308	$3,715	12%
Mortgage Financing Supplemental Data(1):
Total originations:
Number of loans	5,458	4,977	481	10%
Principal (in millions)	$2,277	$2,196	$81	4%
Capture rate	79.0%	71.9%	7%	10%
Average FICO score	738	744	(6)	(1)%
Funded origination breakdown:
Government (FHA, VA, USDA)	51.9%	39.7%	12%	30%
Non-agency	48.1%	60.3%	(12)%	(20)%
(1)Supplemental data includes the operations of Jet HomeLoans prior to its consolidation in the Company’s consolidated financial statements beginning on July 1, 2024. Refer to Note 2, Acquisitions to our consolidated financial statements for additional information.

Mortgage Banking
Mortgage banking revenues for the year ended December 31, 2025 were $69 million, an increase of $34 million or 97%, from $35 million for the year ended December 31, 2024. Financial services income before taxes related to mortgage banking for the year ended December 31, 2025 was $28 million, an increase of $6 million from $22 million for the year ended December 31, 2024. These increases were primarily due to the consolidation of Jet HomeLoans beginning July 1, 2024. The income before taxes of Jet HomeLoans prior to July 1, 2024 was included in income from unconsolidated entities in the Consolidated Statements of Operations.
Title and Other Services
Title and other services revenues for the year ended December 31, 2025 were $109 million, an increase of $92 million from $17 million for the year ended December 31, 2024. Financial services income before taxes related to title and other services for the year ended December 31, 2025 was $8 million, a decrease of $1 million from $9 million for the year ended December 31, 2024. The changes in the results were mostly due to the April 2025 acquisition of Alliant Title.

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
The following table presents a reconciliation of EBITDA to the GAAP financial measure of net income for each of the periods indicated (unaudited and in thousands, except percentages):

	Year Ended December 31,
	2025	2024	2023
Net income attributable to Dream Finders Homes, Inc.	$217,197	$335,341	$295,900
Interest income	(3,229)	(5,501)	(4,299)
Interest charged to homebuilding cost of sales(1)	196,728	187,324	122,759
Interest expense	913	—	1
Income tax expense	66,698	97,272	96,483
Depreciation and amortization(2)	15,381	15,314	10,651
EBITDA	$493,688	$629,750	$521,495
EBITDA margin %(3)	11.4%	14.2%	13.9%
(1)Includes interest charged to homebuilding cost of sales related to our Senior Notes and Credit Agreement (“homebuilding debt”), as well as lot option fees.
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
The following table presents a reconciliation of adjusted homebuilding gross margin to the GAAP financial measure of homebuilding gross margin for each of the periods indicated (unaudited and in thousands, except percentages):

	Year Ended December 31,
	2025	2024	2023
Homebuilding gross margin(1)	$721,993	$806,394	$727,075
Interest expense in homebuilding cost of sales(2)	196,728	187,324	122,759
Amortization in homebuilding cost of sales(3)	305	5,087	—
Commission expense	179,668	187,214	165,790
Adjusted homebuilding gross margin	$1,098,694	$1,186,019	$1,015,624
Homebuilding gross margin %(4)	17.4%	18.3%	19.4%
Adjusted homebuilding gross margin %(4)	26.5%	27.0%	27.2%
(1)Homebuilding gross margin is homebuilding revenues less homebuilding cost of sales.
(2)Includes interest charged to homebuilding cost of sales related to our homebuilding debt, as well as lot option fees.
(3)Represents amortization of purchase accounting adjustments from our acquisitions.
(4)Calculated as a percentage of homebuilding revenues.

Net Homebuilding Debt to Net Capitalization
Net homebuilding debt to net capitalization is a non-GAAP financial measure calculated as homebuilding debt, less cash and cash equivalents (“net homebuilding debt”), divided by the sum of net homebuilding debt, total mezzanine equity and total equity (“net capitalization”). Net homebuilding debt excludes borrowings under our mortgage warehouse facilities, as well as any other non-homebuilding borrowings the Company may incur from time to time. Management believes the ratio of net homebuilding debt to net capitalization is meaningful as it is used to assess the performance of our homebuilding segments and is a relevant measure of our overall leverage. The Company utilizes a similar measure—net debt to capitalization, as defined in the Credit Agreement—to establish targets for performance-based compensation.
The following table presents a reconciliation of net homebuilding debt to net capitalization to the GAAP financial measure of total debt to total capitalization as of each of the periods indicated (unaudited and in thousands, except percentages):

	As of December 31,
	2025	2024
Total debt	$1,606,193	$1,286,052
Total mezzanine equity	178,039	169,951
Total equity	1,426,072	1,250,409
Total capitalization	$3,210,304	$2,706,412
Total debt to total capitalization	50.0%	47.5%

Total debt	$1,606,193	$1,286,052
Less: Mortgage warehouse facilities and other secured borrowings	217,133	289,617
Less: Cash and cash equivalents	234,766	274,384
Net homebuilding debt	1,154,294	722,051
Total mezzanine equity	178,039	169,951
Total equity	1,426,072	1,250,409
Net capitalization	$2,758,405	$2,142,411
Net homebuilding debt to net capitalization	41.8%	33.7%
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
Our principal uses of capital are for lot deposits, lot purchases just-in-time for construction, vertical home construction, operating expenses, the payment of routine liabilities, business acquisitions and the origination of mortgage loans. Total cash payments for business acquisitions for the years ended December 31, 2025 and 2024 were $184 million and $178 million, respectively. Refer to Note 2, Acquisitions to our consolidated financial statements for more information.

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
Our lot deposits are generally 100% applicable to the lot purchase price. In these transactions, we also incur lot option fees on the outstanding capital balance held by the land banker, and may also incur termination fees, where applicable. The initial investment and lot option fees require us to have the ability to allocate liquidity resources to projects that will not generate cash inflows or operating income in the near term.
The above cash and land-light strategies allow us to maintain an adequate lot supply in our existing markets and support ongoing growth and profitability. We continue to operate in geographic regions with consistent increases in demand for new homes and constrained lot and inventory supply compared to population and job growth trends. We intend to continue to reinvest our earnings into our business and focus on expanding our operations. In addition, as the opportunity to purchase finished lots in desired locations becomes increasingly more limited and competitive, we are committed to allocating additional liquidity to land bank deposits on land development projects, as this strategy mitigates the risks associated with holding undeveloped land on our balance sheet, while allowing us to control adequate lot supply in our key markets to support forecasted growth. As of December 31, 2025 and 2024, our lot deposits related to finished lot option contracts and land bank option contracts were $545 million and $458 million, respectively.
As of December 31, 2025 and 2024, our total liquidity was as follows (in thousands):

	As of December 31,
	2025	2024
Borrowing base(1)	$1,475,000	$1,254,094
Outstanding balance under Credit Agreement	(798,000)	(700,000)
Letters of credit outstanding(2)	(12,449)	(12,449)
Availability under Credit Agreement	664,551	541,645
Cash and cash equivalents(3)	234,766	274,384
Total liquidity	$899,317	$816,029
(1)As of December 31, 2025 and 2024, the borrowing base under the Credit Agreement is reduced by the principal amount of the Senior Notes of $600 million and $300 million, respectively. As of December 31, 2025, the borrowing base calculation included available cash and escrow receivables in excess of $25 million. Refer to Note 3, Debt to our consolidated financial statements for additional information.
(2)The availability under the Credit Agreement is reduced by outstanding letters of credit issued under the Credit Agreement, which are not cash collateralized.
(3)Represents cash and cash equivalents on the Consolidated Balance Sheets, which includes cash and cash equivalents related to financial services operations, which are not subject to restrictions and are regularly remitted to Corporate.

On August 21, 2025, we amended the Credit Agreement to, among other things, (i) increase the aggregate commitments under the Credit Agreement to $1.5 billion, subject to a borrowing base; (ii) extend the maturity date from June 4, 2027 to August 21, 2028 for certain new and existing lenders comprising $1.2 billion of the aggregate commitments under the Credit Agreement, and; (iii) update the minimum tangible net worth covenant, which resulted in an increase to the base component of such covenant to $981 million.
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
Certain of our subsidiaries guaranteed the Company’s obligations under the Credit Agreement and the Senior Notes. As of December 31, 2025, we were in compliance with the covenants set forth for all of our debt obligations. See below for more information on the Credit Agreement, Senior Notes and the mortgage warehouse facilities.
We continue to evaluate our overall capital structure and explore options to strengthen our balance sheet. We will remain opportunistic while assessing available capital in the debt and equity markets.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash (used in) provided by operating activities	$(100,574)	$(256,648)	$374,234
Net cash used in investing activities	(225,845)	(221,672)	(4,484)
Net cash provided by (used in) financing activities	270,984	269,689	(216,424)
Net cash used in operating activities was $101 million for the year ended December 31, 2025, compared to $257 million of net cash used in operating activities for the year ended December 31, 2024. The change in net cash used in operating activities are positively impacted by a reduction of $98 million in mortgage loans held for sale from the beginning of the current period compared to an increase of $189 million in the prior year, as well as $129 million from reduced expenditures on lot deposits. These positive changes in net cash used in operating activities were partially offset by the decrease in net income of $123 million, a larger reduction in accounts payable and accrued expenses of $92 million and increased spend on inventories of $61 million when compared to the prior year period. The changes in net cash used in operating activities are net of the effects of the Crescent Homes, Liberty Communities, Alliant Title and Green River Builders acquisitions.
Net cash used in investing activities was $226 million for the year ended December 31, 2025, compared to $222 million of net cash used in investing activities for the year ended December 31, 2024, mostly attributable to a $9 million increase in investments in unconsolidated entities, partially offset by a $5 million decrease in acquisition related payments.
Net cash provided by financing activities was $271 million for the year ended December 31, 2025, remaining consistent with the $270 million of net cash provided by financing activities for the year ended December 31, 2024. The net cash provided by financing activities in 2025 included a net increase in homebuilding related borrowings of $313 million compared to the prior year. The increase was mostly offset by net repayments of $97 million for our mortgage warehouse facilities during the year compared to $180 million in net proceeds in the prior year, and higher common stock repurchases of $34 million relative to the comparative period.
Refer to the Form 10-K for the year ended December 31, 2024 filed on February 25, 2025 for the cash flows and related discussion for December 31, 2024 compared to year ended December 31, 2023.

Senior Unsecured Notes
2030 Notes
The 2030 Notes in the aggregate principal amount of $300 million were issued pursuant to an indenture in September 2025. Interest on the 2030 Notes is payable in arrears semiannually on each March 15 and September 15, beginning March 15, 2026. The 2030 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of the Company’s subsidiaries. The net proceeds from the 2030 Notes were used to repay a portion of the then outstanding balance under the revolving credit facility.
The 2030 Notes are redeemable by the Company prior to September 15, 2027 by the payment of the principal amount due, which can be accomplished through the issuance of certain restricted equity offerings for specified portions of the principal balance of notes outstanding, plus specified rates and accrued and unpaid interest, and a make-whole premium in the event 100.0% of the principal amount is redeemed. On or after September 15, 2027, the 2030 Notes are redeemable at specified rates, initially equal to 103.4% of the principal balance, plus accrued and unpaid interest, which periodically decreases to 100.0% on September 15, 2029. Upon the occurrence of a Change of Control (as defined in the indenture governing the 2030 Notes), the holders of the 2030 Notes will have the right to require the Company to repurchase all or a portion of the 2030 Notes at a price equal to 101% of the aggregate principal amount of the 2030 Notes, plus any accrued and unpaid interest.
2028 Notes
On August 22, 2023, the Company issued $300 million in aggregate principal amount of 8.250% senior unsecured notes due August 15, 2028 (the “2028 Notes”) pursuant to an indenture. Commencing February 15, 2024, interest on the 2028 Notes is payable in arrears semiannually on each February 15 and August 15. The 2028 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of the Company’s subsidiaries.

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
As of December 31, 2025 and December 31, 2024, unamortized debt issuance costs were $9 million and $5 million, respectively. Unamortized debt issuance costs reduce the carrying value of the Senior Notes reported on the Consolidated Balance Sheets within senior unsecured notes, net.
Credit Agreement
The Company has a revolving credit facility with aggregate commitments of $1.5 billion, subject to a borrowing base, and a maturity date of August 21, 2028 (for lenders comprising $1.2 billion of the aggregate commitments) (the “Credit Agreement”), with the remaining aggregate commitments maturing June 4, 2027. Certain of the Company’s subsidiaries guaranteed the Company’s obligations under the Credit Agreement. The Credit Agreement includes an accordion feature that allows the aggregate commitments to increase up to $2.0 billion, subject to the borrowing base.
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

As of December 31, 2025 and 2024, the outstanding balance under the Credit Agreement was $798 million and $700 million, respectively. Under the Credit Agreement, the funds available are unsecured and availability under the borrowing base is calculated based on specific advance rates for each of finished lots, construction in process homes, and finished homes inventory on the Consolidated Balance Sheets, and reduced for any outstanding unsecured indebtedness permitted under the Credit Agreement, including the 2028 Notes and 2030 Notes.
The Company had unamortized debt issuance costs primarily related to the Credit Agreement of $11 million and $10 million as of December 31, 2025 and 2024, respectively. Unamortized debt issuance costs are included within other assets on the Consolidated Balance Sheets.
Amortization of debt issuance costs related to the Senior Notes and the Credit Agreement are recorded as capitalized interest within inventories on the Consolidated Balance Sheets and are expensed in cost of sales as the related homes close.
Contingent Consideration
Based on the terms of the purchase agreement, at the time of an acquisition, the Company may record a contingent consideration liability based on the expected fair value of any future earn out payments due to the acquiree for a typical period of up to four years post-acquisition. This liability is remeasured to fair value quarterly and the adjustment is recorded in contingent consideration revaluation in the Consolidated Statements of Operations. On December 15, 2025, the Company made its final earnout payment related to the MHI acquisition of $15.7 million. As of December 31, 2025, the Company did not have any contingent consideration liabilities and does not expect to have any amounts payable within 12 months for any previous acquisitions. Further information regarding our contingent consideration liability is provided in Note 1, Nature of Business and Significant Accounting Policies to our consolidated financial statements.
Leases
The Company has operating leases primarily associated with office space that is used by divisions outside of the Jacksonville area, model home sale-leasebacks and a corporate office building sale-leaseback. The Company also has finance leases for corporate office furniture. As of December 31, 2025, the future minimum lease payments required under these leases totaled $31 million, with $13 million payable within 12 months. Further information regarding our leases is provided in Note 7, Commitments and Contingencies to our consolidated financial statements.
Series B Preferred Units
On August 31, 2023, the Company redeemed all of its previously outstanding Series B preferred units. The Company made an aggregate cash payment to the Series B holders of $11 million, which included $7 million in principal plus cumulative undistributed earnings, less a negotiated discount on that date. Following the redemption, no Series B preferred units remain outstanding. Refer to Note 13, Equity to our consolidated financial statements for disclosure related to the redemption.
Redeemable Noncontrolling Interest
Based on the terms of the purchase agreement, at the time of an acquisition, we may issue redeemable noncontrolling interest. Redeemable noncontrolling interest is reported within mezzanine equity on the Company’s Consolidated Balance Sheets at the greater of the initial carrying amount (its fair value on the acquisition date) adjusted for the noncontrolling interest’s share of net income (loss) less distributions or its redemption value. After achieving the minimum earnings threshold, the amount of net income that is attributable to the redeemable noncontrolling interests will be presented within net income attributable to noncontrolling interests on the Consolidated Statements of Operations. As of December 31, 2025, the redeemable noncontrolling interests totaled $30 million, of which no amount was redeemable within 12 months. Refer to Note 2, Acquisitions to our consolidated financial statements for more information on redeemable noncontrolling interests related to our acquisitions.

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
Refer to Note 13, Equity to our consolidated financial statements for additional terms of the redeemable preferred stock.
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
As of December 31, 2025 and 2024, we had outstanding surety bonds of $359 million and $298 million, respectively, and outstanding letters of credit of $27 million and $21 million, respectively. We believe we will fulfill our obligations under the related arrangements and do not anticipate any material losses under these surety bonds and letters of credit.
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
Inventories and Homebuilding Cost of Sales
Inventories include the cost of direct land acquisition, land development, direct materials, labor, capitalized interest, lot option fees, real estate taxes and direct overhead costs incurred related to land acquisition, land development and home construction. Indirect overhead costs are charged to selling, general and administrative expense as incurred.
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
Inventories are carried at the lower of accumulated cost or net realizable value. On a quarterly basis, we review the performance and outlook of our communities to identify any indicators of potential impairment. Such indicators include gross margins or sales paces significantly below expectations, significant delays or changes in the planned development for the community, and other known qualitative factors. In addition to considering market and economic conditions, we assess current sales absorption levels, recent profitability as well as future plans including cost management initiatives and remaining life cycle of the community. We look for instances where sales prices for homes in a community or potential sales prices for the future sale of homes within a community would be at a level at which the carrying value of inventory related to that community may not be recoverable.
Business Combinations
The Company accounts for business combinations using the acquisition method. Under ASC Topic 805 a business combination occurs when an entity obtains control of a “business.” The Company determines whether or not the gross assets acquired meet the definition of a business. If they meet this criteria, the Company accounts for the transaction as a business combination. If they do not meet this criteria the transaction is accounted for as an asset acquisition. The consideration transferred in a business combination is generally measured at fair value, as are the identifiable net assets acquired. Any goodwill that arises in a business combination is tested annually for impairment. Any gain on a bargain purchase is recognized in profit or loss immediately. Transaction costs are expensed as incurred, except if related to the issuance of debt or equity securities.
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
Interest on Base Rate as defined within the Credit Agreement or Daily Simple SOFR Rate advances borrowed under the Credit Agreement are payable in arrears on a monthly basis. Interest on Term SOFR rate advances borrowed under the Credit Agreement are payable in arrears at the end of the interest period applicable to such advance, or, if less than such interest period, three months after the beginning of such interest period. The Company pays the lenders a commitment fee on the amount of the unused commitments on a quarterly basis at a rate per annum that will vary from 0.20% to 0.30% depending on the Company’s net debt to capitalization ratio, as defined in the Credit Agreement.
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
Our mortgage banking business is exposed to interest rate risk as it relates to its lending activities. Jet HomeLoans underwrites and originates mortgage loans, which are sold through either optional or mandatory forward mortgage commitments into the secondary markets. The loan portfolio is held for sale and subject to forward sale commitments. The Company enters into interest rate lock commitments (“IRLC”) when originating mortgage loans with customers who have applied for a loan and meet certain credit and underwriting criteria. In addition to the IRLC, the Company uses forward sales of mortgage backed securities (“MBS”) contracts to hedge its mortgage-related interest rate exposure. The fair values of these derivative instruments change based on fluctuations in secondary market investor pricing and quoted MBS prices. Jet HomeLoans generally sells its mortgages held for sale on a servicing released basis.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Dream Finders Homes, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Dream Finders Homes, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Dream Finders Homes, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Alliant Title and Liberty Communities from its assessment of internal control over financial reporting as of December 31, 2025 because they were acquired by the Company in a purchase business combination during 2025. We have also excluded Alliant Title and Liberty Communities from our audit of internal control over financial reporting. Alliant Title and Liberty Communities are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 2% and 4% of total assets, respectively, and approximately 2% and 6% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

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
Indicators of Potential Impairment of Inventories
As described in Notes 1 and 4 to the consolidated financial statements, the Company’s inventories were $2.026 billion as of December 31, 2025 and consist of construction in progress and finished homes, including capitalized interest costs incurred under certain of the Company’s debt obligations, owned land and lots, and pre-acquisition land costs. Inventories are carried at the lower of accumulated cost or net realizable value. On a quarterly basis, Management reviews the performance and outlook of its communities to identify any indicators of potential impairment. Such indicators include gross margins or sales paces significantly below expectations, significant delays or changes in the planned development for the community, and other known qualitative factors. In addition to considering market and economic conditions, Management assesses current sales absorption levels, recent profitability as well as future plans including cost management initiatives and remaining life cycle of the community. Management looks for instances where sales prices for homes in a community or potential sales prices for the future sale of homes within a community would be at a level at which the carrying value of the inventory related to that community may not be recoverable.
The principal considerations for our determination that performing procedures relating to the indicators of potential impairment of inventories is a critical audit matter are (i) the significant judgment by management when identifying indicators of potential impairment and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s identification of indicators of potential impairment related to a community’s performance and general market conditions.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of inventories for indicators of potential impairment. These procedures also included, among others, (i) testing management’s process for identifying indicators of potential impairment of inventories, (ii) testing the completeness and accuracy of the underlying data used in the analysis, and (iii) evaluating the reasonableness of management’s identification of indicators of potential impairment related to a community’s performance and general market conditions. Evaluating the reasonableness of management’s identification of indicators of potential impairment related to (i) a community’s performance involved considering the current and past performance of certain communities by reviewing quarter-over-quarter trends in gross margins and aged speculative inventory and (ii) general market conditions involved considering changes in the housing market, including comparing recent comparable sales within the applicable communities, and evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Jacksonville, Florida
February 23, 2026
We have served as the Company’s auditor since 2019, which includes periods before the Company became subject to SEC reporting requirements.

DREAM FINDERS HOMES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$234,766	$274,384
Restricted cash	49,624	65,441
Accounts receivable	39,120	34,126
Inventories	2,025,662	1,715,357
Lot deposits	545,253	458,303
Mortgage loans held for sale	205,089	303,393
Other assets	223,999	165,880
Investments in unconsolidated entities	26,610	11,454
Goodwill	377,361	300,313
Total assets	$3,727,484	$3,328,651

Liabilities
Accounts payable	$126,130	$147,143
Accrued liabilities	321,457	281,465
Customer deposits	69,593	125,601
Revolving credit facility and other borrowings	822,296	701,386
Senior unsecured notes, net	591,060	295,049
Mortgage warehouse facilities	192,837	289,617
Contingent consideration	—	68,030
Total liabilities	2,123,373	1,908,291
Commitments and contingencies (Note 7)
Mezzanine Equity
Redeemable preferred stock	148,500	148,500
Redeemable noncontrolling interests	29,539	21,451
Equity
Class A common stock, $0.01 per share; 289,000,000 authorized, 36,667,477 and 36,002,077 issued as of December 31, 2025 and 2024, respectively	367	360
Class B common stock, $0.01 per share; 61,000,000 authorized, 57,726,153 issued as of December 31, 2025 and 2024	577	577
Accumulated other comprehensive income	613	—
Additional paid-in capital	298,594	281,559
Retained earnings	1,173,950	970,253
Treasury stock, at cost, 2,124,094 and 291,229 shares of Class A common stock as of December 31, 2025 and 2024 respectively	(49,526)	(7,827)
Total Dream Finders Homes, Inc. stockholders’ equity	1,424,575	1,244,922
Noncontrolling interests	1,497	5,487
Total equity	1,426,072	1,250,409
Total liabilities, mezzanine equity and equity	$3,727,484	$3,328,651
The accompanying notes are an integral part of these consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and share amounts)

	Year Ended December 31,
	2025	2024	2023

Revenues:
Homebuilding	$4,145,347	$4,397,877	$3,738,888
Financial services	177,501	51,975	9,698
Total revenues	4,322,848	4,449,852	3,748,586
Homebuilding cost of sales	3,423,354	3,591,483	3,011,813
Financial services expense	144,727	30,437	6,006
Selling, general and administrative expense	485,213	395,100	302,789
Income from unconsolidated entities	(417)	(10,567)	(18,075)
Contingent consideration revaluation	(9,820)	13,939	46,590
Other income, net	(4,311)	(8,394)	(4,962)
Income before taxes	284,102	437,854	404,425
Income tax expense	(66,698)	(97,272)	(96,483)
Net income	217,404	340,582	307,942
Net income attributable to noncontrolling interests	(207)	(5,241)	(12,042)
Net income attributable to Dream Finders Homes, Inc.	$217,197	$335,341	$295,900

Earnings per share
Basic	$2.19	$3.44	$3.03
Diluted	$2.14	$3.34	$2.79
Weighted-average number of shares
Basic	93,106,397	93,507,905	93,066,564
Diluted	101,296,630	100,297,139	106,027,548
The accompanying notes are an integral part of these consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share amounts)

	Dream Finders Homes, Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Accumulated Other Comprehensive Income	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity	Redeemable Preferred Stock		Redeemable Noncontrolling Interests
	Shares Outstanding	Amount	Shares Outstanding	Amount							Shares	Amount
Balance as of December 31, 2022	32,533,883	$325	60,226,153	$602	—	$264,757	$365,994	$—	$12,970	$644,648	157,143	$156,045	$—
Stock-based compensation	—	—	—	—	—	14,098	—	—	—	14,098	—	—	—
Vesting of stock-based compensation	371,841	4	—	—	—	(4)	—	—	—	—	—	—	—
Withholding of common stock for taxes	(23,600)	—	—	—	—	(322)	—	—	—	(322)	—	—	—
Distributions	—	—	—	—	—	—	—	—	(11,946)	(11,946)	—	—	—
Redemption of Series B preferred units	—	—	—	—	—	(3,288)	343	—	—	(2,945)	(7,143)	(8,132)	—
Preferred stock dividends declared	—	—	—	—	—	—	(13,238)	—	—	(13,238)	—	—	—
Net income	—	—	—	—	—	—	295,313	—	12,042	307,355	—	587	—
Balance as of December 31, 2023	32,882,124	$329	60,226,153	$602	—	$275,241	$648,412	$—	$13,066	$937,650	150,000	$148,500	$—
Stock-based compensation	—	—	—	—	—	18,788	—	—	—	18,788	—	—	—
Vesting of stock-based compensation	952,669	9	—	—	—	(9)	—	—	—	—	—	—	—
Withholding of common stock for taxes	(332,716)	(3)	—	—	—	(12,461)	—	—	—	(12,464)	—	—	—
Class B common stock exchanged for Class A common stock	2,500,000	25	(2,500,000)	(25)	—	—	—	—	—	—	—	—	—
Repurchases of common stock	(291,229)	—	—	—	—	—	—	(7,827)	—	(7,827)	—	—	—
Distributions	—	—	—	—	—	—	—	—	(12,820)	(12,820)	—	—	—
Preferred stock dividends declared	—	—	—	—	—	—	(13,500)	—	—	(13,500)	—	—	—
Noncontrolling interest issued in business combination	—	—	—	—	—	—	—	—	—	—	—	—	21,451
Net income	—	—	—	—	—	—	335,341	—	5,241	340,582	—	—	—
Balance as of December 31, 2024	35,710,848	$360	57,726,153	$577	$—	$281,559	$970,253	$(7,827)	$5,487	$1,250,409	150,000	$148,500	$21,451
Stock-based compensation	—	—	—	—	—	24,924	—	—	—	24,924	—	—	—
Vesting of stock-based compensation	982,856	10	—	—	—	(10)	—	—	—	—	—	—	—
Withholding of common stock for taxes	(317,456)	(3)	—	—	—	(7,879)	—	—	—	(7,882)	—	—	—
Repurchases of common stock	(1,832,865)	—	—	—	—	—	—	(41,699)	—	(41,699)	—	—	—
Distributions	—	—	—	—	—	—	—	—	(4,197)	(4,197)	—	—	—
Preferred stock dividends declared	—	—	—	—	—	—	(13,500)	—	—	(13,500)	—	—	—
Noncontrolling interest issued in business combination	—	—	—	—	—	—	—	—	—	—	—	—	8,088
Net income	—	—	—	—	—	—	217,197	—	207	217,404	—	—	—
Other comprehensive income, net of tax	—	—	—	—	613	—	—	—	—	613	—	—	—
Balance as of December 31, 2025	34,543,383	$367	57,726,153	$577	$613	$298,594	$1,173,950	$(49,526)	$1,497	$1,426,072	150,000	$148,500	$29,539
The accompanying notes are an integral part of these consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$217,404	$340,582	$307,942
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	15,076	10,227	10,651
Amortization of lease right-of-use assets	14,083	6,988	7,245
Stock-based compensation	24,924	18,788	14,098
Deferred income tax expense (benefit)	35,495	46,166	(22,344)
Contingent consideration revaluation	(9,820)	13,939	46,590
Payments of contingent consideration	(21,014)	(34,872)	(12,331)
Inventory and lot deposit impairment	8,244	1,487	3,300
Other, net	1,672	(2,758)	(1,342)
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(924)	(2,634)	12,616
Inventories	(210,198)	(149,506)	(64,923)
Lot deposits	(80,487)	(209,486)	30,051
Other assets	(21,525)	(28,073)	(3,444)
Mortgage loans held for sale	98,304	(188,662)	—
Accounts payable and accrued liabilities	(115,147)	(23,057)	19,204
Customer deposits	(56,661)	(55,777)	26,921
Net cash (used in) provided by operating activities	(100,574)	(256,648)	374,234
Cash flows from investing activities
Purchase of property and equipment	(25,792)	(25,345)	(4,781)
Proceeds from disposals of property and equipment	74	32	367
Investments in unconsolidated entities	(16,937)	(8,117)	(300)
Return of investments from unconsolidated entities	691	884	230
Payments for acquisitions, net of cash acquired	(184,460)	(178,123)	—
Deposits on pending acquisitions	—	(11,003)	—
Purchase of investment securities	(11,939)	—	—
Proceeds from sales and maturities of investment securities	12,518	—	—
Net cash used in investing activities	(225,845)	(221,672)	(4,484)
Cash flows from financing activities
Proceeds from senior unsecured notes	300,000	—	300,000
Proceeds from revolving credit facility and other borrowings	1,564,667	861,386	5,410,000
Repayments on revolving credit facility and other borrowings	(1,443,757)	(690,384)	(5,845,864)
Proceeds from mortgage warehouse facilities	202,537	1,272,536	—
Repayments on mortgage warehouse facilities	(299,317)	(1,092,063)	—
Payments of debt issuance costs	(11,328)	(7,343)	(11,385)
Proceeds from borrowings related to consolidated inventory not owned	62,656	—	—
Redemption of Series B preferred units	—	—	(11,077)
Payments of preferred stock dividends	(13,500)	(13,500)	(13,238)
Payments for common stock withheld for taxes	(7,882)	(12,464)	(322)
Repurchases of common stock	(41,699)	(7,827)	—
Distributions to noncontrolling interests	(4,197)	(12,820)	(11,946)
Payments of contingent consideration	(37,196)	(27,832)	(32,592)
Net cash provided by (used in) financing activities	270,984	269,689	(216,424)

Net (decrease) increase in cash, cash equivalents and restricted cash	(55,435)	(208,631)	153,326
Cash, cash equivalents and restricted cash at beginning of period	339,825	548,456	395,130
Cash, cash equivalents and restricted cash at end of period	$284,390	$339,825	$548,456
The accompanying notes are an integral part of these consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$234,766	$274,384	$494,145
Restricted cash	49,624	65,441	54,311
Total cash, cash equivalents and restricted cash	$284,390	$339,825	$548,456

Supplemental disclosures of cash payments:
Cash paid for interest	$283,047	$199,183	$80,111
Cash paid for income taxes, net of refunds(1)	120,737	127,547	81,320

Supplemental disclosures of noncash activities:
Noncash investing activities
Noncontrolling interests issued in business combinations(2)	8,088	21,451	—
Accrued cash consideration for business combinations	6,712	22,406	—
Total noncash investing activities	$14,800	$43,857	$—
(1)Refer to Note 8, Income Taxes for more information.
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

DREAM FINDERS HOMES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Business and Significant Accounting Policies
Nature of Business
Dream Finders Homes, Inc., a Delaware corporation incorporated in 2020, (together with its subsidiaries, “Dream Finders”, “DFH”, or the “Company”) designs, builds and sells homes in markets throughout the United States. The homebuilding operations are structured regionally into three reportable segments—Southeast, Mid-Atlantic, and Midwest. The Company also operates a financial services reportable segment, which provides mortgage banking solutions and title insurance services—inclusive of agency and underwriting services—through its wholly-owned subsidiaries Jet HomeLoans, LP (“Jet HomeLoans”), DF Title, LLC doing business as Golden Dog Title & Trust and Golden Dog Title (“DF Title”) and Alliant National Title Insurance Company, Inc. (“Alliant Title”). Additionally, the Financial Services segment offers homeowners insurance and ancillary products to homebuyers through the Company’s wholly-owned insurance broker.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and instructions to Form 10-K and Regulation S-X. The consolidated financial statements include the accounts of DFH, its wholly owned subsidiaries and any investments that may qualify for consolidation treatment. The noncontrolling interests represent equity interests held by others in certain of the Company’s subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
Reclassifications
Certain reclassifications have been made in the prior period consolidated financial statements to conform to 2025 presentation, including the reclassifications of right-of-use assets and property and equipment, net into other assets, and lease liabilities into accrued liabilities—all reported on the Consolidated Balance Sheets. These reclassifications had no impact on the Company’s total assets, total equity, revenues, net income, and operating or total cash flows in its consolidated financial statements.
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
Inventories and Homebuilding Cost of Sales
Inventories include the costs of direct land acquisition, land development, home construction, capitalized interest on qualifying assets, lot option fees, real estate taxes and direct overhead costs incurred related to land acquisition, land development, home construction and sales commissions. Indirect overhead costs are charged to selling, general, and administrative expense (“SG&A”) on the Consolidated Statements of Operations as incurred.
Land and development costs are typically allocated to individual residential lots on a pro rata basis based on the number of lots in the development. Homebuilding cost of sales for homes closed includes the specific construction costs of each home and all applicable land acquisition, land development and related costs allocated to each residential lot, as well as interest and sales commissions.
The costs of residential lots are transferred to construction in process when home construction begins and are either expensed on a specific identification basis when the home is delivered or are expensed over time, depending on the applicable revenue recognition scenario. Refer to “—Homebuilding Revenue Recognition” for more information.
Inventories are carried at the lower of accumulated cost or net realizable value. On a quarterly basis, the Company reviews the performance and outlook of its communities to identify any indicators of potential impairment. Such indicators include gross margins or sales paces significantly below expectations, significant delays or changes in the planned development for the community, and other known qualitative factors. In addition to considering market and economic conditions, the Company assesses current sales absorption levels, recent profitability as well as future plans including cost management initiatives and remaining life cycle of the community. The Company looks for instances where sales prices for homes in a community or potential sales prices for the future sale of homes within a community would be at a level at which the carrying value of the inventory related to that community may not be recoverable. Recoverability is measured by comparing the expected undiscounted future cash flows of the inventory to its carrying amount. If indicators of potential impairment exist and the carrying value of the inventory related to a community is determined to not be recoverable based on the fact that expected undiscounted cash flows to be generated by the community are lower than its carrying amount, impairment charges are recorded to write down the associated inventory to its estimated fair value.
Inventory impairment charges, with the exception of charges related to pre-acquisition land costs, are included in homebuilding cost of sales on the Consolidated Statements of Operations. There were $2.3 million of these charges for the year ended December 31, 2025, and none for the years ended December 31, 2024 and 2023. Inventory impairment charges related to pre-acquisition land costs, similar to lot deposit impairment described below, are included in SG&A on the Consolidated Statements of Operations. No such charges were recorded for the years ended December 31, 2025 and 2024, and $2.0 million of these charges were recorded for the year ended December 31, 2023.
Lot Deposits
Lot deposits represent amounts paid by the Company to secure the ability to acquire finished lots or land for development through an option contract. The contracts provide for a due diligence period, during which the deposit is refundable. After this period, the deposit may be partially or completely forfeited should the Company decide not to proceed. The Company reviews lot deposits for impairment on a quarterly basis and will record an impairment charge when it intends to forfeit its deposit on an individual lot or portfolio of lots. Impairment charges are included in SG&A on the Consolidated Statements of Operations. There were lot deposit impairment charges of $5.9 million, $1.5 million and $3.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Mortgage Loans Held for Sale and Financial Services Revenue Recognition
Mortgage loans held for sale are carried at fair value under the fair value option, with changes in fair value recorded in financial services revenues on the Consolidated Statement of Operations. Management believes that carrying the mortgage loans held for sale at fair value and the derivative instruments used to economically hedge them enhances financial reporting by reducing volatility in reported earnings. The fair value of mortgage loans held for sale is determined by forward sale commitments with investors that are entered into simultaneously when the loan is locked with the borrower. Mortgage loans held for sale are generally sold within 15-45 days of origination. Net gains and losses from the sale of mortgage loans held for sale are recognized based upon the difference between the sales proceeds and carrying value of the related loans and are recorded in financial services revenues on the Consolidated Statement of Operations.
The Company enters into interest rate lock commitments (“IRLC”) when originating mortgage loans with customers who have applied for a loan and meet certain credit and underwriting criteria. In addition to the IRLC, the Company uses forward sales of mortgage backed securities (“MBS”) contracts to hedge its mortgage-related interest rate exposure. The IRLC and MBS, which may either be derivative assets or derivative liabilities based on changes in market and interest rate risk, are carried at fair value within other assets on the Consolidated Balance Sheets. Changes in fair value of these instruments, as well as any gains or losses upon settlement, are reflected in financial services revenues on the Consolidated Statement of Operations.
Title insurance premiums are recognized as revenue at the time of settlement of the related real estate transaction, as the earnings process is then considered complete. Title insurance premium revenue is included within financial services revenues on the Consolidated Statements of Operations. Expenses typically associated with premiums, including agent commissions, premium taxes and a provision for future claims are recognized concurrent with the recognition of the related premium revenue and are included within financial services expense on the Consolidated Statements of Operations.
Available-For-Sale Debt Securities
Investments in available-for-sale (“AFS”) debt securities are reported at fair value within other assets on the Consolidated Balance Sheets. Changes in unrealized gains and losses, net of tax, are recorded as a component of accumulated other comprehensive income. Realized gains and losses on sales and maturities of securities are reported within other income or other expense on the Consolidated Statements of Operations. Realized gains and losses on sales of AFS debt securities are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade-date basis.
The Company evaluates AFS debt securities in an unrealized loss position on a regular basis for potential credit loss. Factors considered in determining whether a loss is credit-related include, but are not limited to, the financial condition and prospects of the issuer, including credit ratings and analyst reports. If the Company has the intent to sell an AFS debt security or it is more likely than not it will be required to sell the security before recovery, the security will be written down to its current fair value, with a corresponding impairment loss recorded within other expense in the Consolidated Statements of Operations, net of any amount previously recognized as an allowance for expected credit loss. If the Company does not have the intent to sell or it is more likely than not that it will not be required to sell the security before recovery, an allowance for expected credit loss is established and recorded within other expense in the Consolidated Statements of Operations, net of any amount previously recognized as an allowance for expected credit loss. All non-credit related portions of potential loss, typically due to changes in market interest rates and other market conditions, are considered unrealized losses and are recorded in accumulated other comprehensive income.
Reserve for Title Claim Losses
The reserve for title claim losses is based on the prior period reserve balance for title claim losses, increased by the current period provision for title claim losses and reduced by actual paid claims. The reserve for title claim losses is included within accrued liabilities on the Consolidated Balance Sheets.
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

In the ordinary course of business, the Company limits its maximum claim loss exposure by ceding certain risks to other insurers, including through excess of loss risk policies which are issued by accredited reinsurers.
Variable Interest Entities and Investments in Unconsolidated Entities
The Company holds investments in certain limited liability companies and similar entities that conduct land acquisition, land development and/or other homebuilding activities in various markets where its homebuilding operations are located, which are considered variable interests. Additionally, in the ordinary course of business, the Company enters into option contracts with third-party land bank entities and certain unconsolidated entities for the ability to acquire rights to finished lots for the construction of homes. Pursuant to ASC Topic 810 and subtopics related to the consolidation of variable interest entities (“VIEs”), management analyzes the investments in these entities first under the variable interest model to determine if they are VIEs and, if so, whether the Company is the primary beneficiary. Management determines whether the Company is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion if changes to the Company’s involvement arise. To make this determination, management considers factors such as whether the Company could direct finance, determine or limit the scope of the entity, sell or transfer property, direct development or direct other operating decisions. The primary beneficiary is defined as the entity having both of the following characteristics: (1) the power to direct the activities that most significantly impact the VIE’s performance, and (2) the obligation to absorb losses and rights to receive the returns from the VIE that would be potentially significant to the VIE. Management consolidates the entity if the Company is the primary beneficiary or if a standalone primary beneficiary does not exist and the Company and its related parties collectively meet the definition of a primary beneficiary. If the investment does not qualify as a VIE under the variable interest model, management then evaluates the entity under the voting interest model to assess if consolidation is appropriate.
Investments for which the Company is not identified as the primary beneficiary, but the Company has significant influence, are accounted for under the equity method. Investments for which the Company does not have significant or any influence are recorded at cost. Equity method investments and investments recorded at cost are classified as investments in unconsolidated entities on the Consolidated Balance Sheets. Earnings (losses) from investments in unconsolidated entities are reported net on the Consolidated Statements of Operations. For equity method investments, the Company shares in the earnings (losses) of these unconsolidated entities generally in accordance with its respective equity interests. The Company evaluates its investments in unconsolidated entities for impairment when indicators suggest that the carrying value of the investment is impaired for more than a temporary period.
For distributions received from its investments, the Company has elected to use the cumulative earnings approach for the Consolidated Statements of Cash Flows. Distributions up to the amount of cumulative equity in earnings recognized are treated as returns on investment within operating cash flows and those in excess of that amount represent returns of investments included within investing cash flows. When applicable dividends are declared for investments at cost, the Company records them as income from unconsolidated entities on the Consolidated Statements of Operations.
The carrying amounts of investments in unconsolidated entities, other than the lot option contracts discussed below, were $26.6 million and $11.5 million as of December 31, 2025 and 2024, respectively. The Company’s maximum exposure to loss is limited to its investment in the entities because the Company is not obligated to provide them with any additional capital and does not fully and unconditionally guarantee any of their debt or other liabilities.
Under the aforementioned lot option contracts, the Company typically makes a specified earnest money deposit in consideration for the right to purchase finished lots in the future, usually at a predetermined price. The Company concluded that it is not the primary beneficiary of the land bank entities with which it enters into lot option contracts and therefore the Company does not consolidate any of these entities. The Company’s risk of loss related to finished lot option and land bank option deposits and related fees was $773.4 million and $551.9 million as of December 31, 2025 and 2024, respectively.
Jet HomeLoans, previously an investment in unconsolidated VIEs accounted for under the equity method, is consolidated on the Company’s consolidated financial statements beginning July 1, 2024. Refer to Note 2, Acquisitions for more information.

Goodwill
Goodwill represents the excess of purchase price over the fair value of the assets acquired less the liabilities assumed in a business combination. Refer to Note 2, Acquisitions, for details on recent acquisitions. The Company tests for impairment at least annually as of October 1, but the Company tests for impairment more frequently if a triggering event occurs. This test assesses qualitative factors to determine if it is more likely than not that the fair value of the reporting units is less than their carrying value. These qualitative factors include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall performance of the reporting unit and other entity and reporting unit specific events. If the qualitative assessment indicates a stable fair value, no further testing is required. However, if the qualitative assessment indicates that the fair value of a reporting unit has declined past its carrying value, the Company will then calculate the fair value of the reporting unit based on discounted future cash flows. An impairment loss is recorded if this assessment concludes that the fair value of the reporting unit is less than its measurement date carrying value. The Company completed its most recent goodwill impairment test as of October 1, 2025 and determined that the fair value of each of the reporting units was not less than carrying value. No goodwill impairment was recognized during the years ended December 31, 2025, 2024 or 2023.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and are included within other assets on the Consolidated Balance Sheets. Maintenance and repairs are charged to expense as incurred and betterments are capitalized. When items of property and equipment are sold or otherwise disposed, the asset and related accumulated depreciation accounts are eliminated and any gain or loss is included in operations. Depreciation expense is included within SG&A on the Consolidated Statements of Operations.
Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Asset Class	Useful Life Years
Furniture and fixtures	2-7
Office equipment and software	1-4
Aircraft and other vehicles	5
Buildings	39
Business Combinations, Redeemable Noncontrolling Interest and Contingent Consideration
Business combinations are evaluated and accounted for in accordance with guidance set forth in ASC Topic 805. Once a business combination has been identified, all material assets and liabilities of the business are recognized at fair value as of the acquisition date. The Company has intangible assets that are recorded in connection with business combinations at their fair value based on the results of valuation analyses. Intangible assets are subject to impairment testing whenever events or conditions suggest that the asset's carrying amount may not be recoverable. Any residual amount remaining of the purchase price in excess of the fair value of the net assets is recognized as goodwill.
For certain business combinations, the agreements may include certain put and call options that, upon the occurrence of certain events, are not solely in the control of the Company. As a result, a noncontrolling interest is redeemable and reported within mezzanine equity on the Consolidated Balance Sheets at the greater of the initial carrying amount (its fair value on the acquisition date) adjusted for the noncontrolling interest’s share of net income (loss) less distributions, or its redemption value. After achieving the minimum earnings threshold, the amount of net income that is attributable to the redeemable noncontrolling interest will be presented within net income attributable to noncontrolling interests on the Consolidated Statements of Operations.

In connection with certain previous business combinations, the Company recorded the fair value of contingent consideration as a liability as of the acquisition date as prescribed by the underlying agreement. The initial measurement of contingent consideration was based on projected cash flows such as revenues, homebuilding gross margin, overhead expenses and pre-tax income of the acquired business and is discounted to present value using the discounted cash flow method. The remaining estimated contingent consideration payments were subsequently remeasured to fair value as of each reporting date based on actual pre-tax income results achieved, estimated future earnings of the acquired entities and the re-assessment of risk-adjusted discount rates that reflect current market conditions. The adjustments made as a result of the remeasurements at each reporting date were included in contingent consideration revaluation on the Consolidated Statements of Operations. As of December 31, 2025, there were no remaining contingent consideration liabilities related to prior business combinations. Refer to Note 11, Fair Value Disclosures for more information.

Contingent consideration payments are included within cash flows from financing on the Consolidated Statements of Cash Flows to the extent payments did not exceed the initial liability recorded at the acquisition date for each arrangement. Payments that exceeded the initial contingent consideration liability estimated at acquisition are classified as cash used in operating activities.
Warranty Reserves
The Company provides a limited warranty for its homes for a period of one year. The standard warranty requires the Company or its subcontractors to repair or replace defective construction during such warranty period at no cost to the homebuyer. The Company also provides warranties covering structural systems for up to ten years from the time of closing. The Company establishes warranty reserves to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to its homebuilding business.
At the time a home is sold, the Company records an estimate of warranty expense based on historical warranty costs and the most likely current cost of corrective action. An analysis of the warranty reserve is performed quarterly to ensure adequacy of the reserve. With the assistance of an actuary, the Company also estimates reserves for the structural warranty based on the number of homes under warranty, historical data and geographic trends. The warranty reserves are classified on the Consolidated Balance Sheets within accrued liabilities. Refer to Note 6, Warranty Reserves for additional information.
Debt Issuance Costs
Debt issuance costs that are recorded to capitalized interest are amortized to interest expense over the estimated economic life of the underlying debt instrument using the straight-line method, which approximates the effective interest method. Debt issuance costs related to the revolving credit facility and senior unsecured notes discussed in Note 3, Debt are recorded to capitalized interest within inventories on the Consolidated Balance Sheets and are subsequently expensed in homebuilding cost of sales as the homes close.
Homebuilding Revenue Recognition
Homebuilding revenues consist primarily of home sales recognized in accordance with ASC Topic 606. Home sale transactions are made pursuant to contracts under which the Company typically has a single performance obligation to deliver a completed home to the homebuyer, or third party investor, when closing conditions are met. The Company generally determines the selling price per home based on the expected cost-plus margin. The Company has performed an assessment and its contracts do not contain significant financing terms. A large portion of the contracts with customers and the related performance obligations have an original expected duration of one year or less. For the majority of contracts, performance obligations are satisfied and revenue is recognized at the point in time when control of the asset is transferred to the customer, which is generally when title to and possession of the home and the risks and rewards of ownership are transferred to the homebuyer on the closing date.

Under home sale contracts, the Company typically receives an initial cash deposit from the homebuyer, known as a customer deposit, at the time the sales contract is executed and receives the remaining consideration to which the Company is entitled, through an escrow agent, at closing. When the cash is received, customer deposits are recorded on the Consolidated Balance Sheets, representing a contract liability. Customer deposits are applied against the final settlement due at the home closing. In the event of contract cancellation, the customer deposit is contractually forfeited and recognized as homebuilding revenue. Sales incentives in the form of price concessions on the selling price of a home are recorded as a reduction of revenues. The cost of sales incentives in the form of free or discounted products or services provided to homebuyers, including option upgrades, are reflected in homebuilding cost of sales because such incentives are identified in home sale contracts with homebuyers as an intrinsic part of the Company’s single performance obligation to deliver and transfer title to the home for the transaction price stated in the contracts.
In certain contracts, the customer controls the underlying land upon which the home is constructed. For these specific contracts, the performance obligation is satisfied over time, as the Company’s performance creates or enhances an asset that the customer controls. The Company recognizes revenue for these contracts based on the percentage of completion of the project, determined by the number of days of construction completed compared to the total estimated number of days to construct the home. Typically, the Company has two types of percentage of completion contracts. The first type is with individual customers for which the Company acts as a general contractor on land owned by the homebuyer. The second is with institutional buyers for which the Company acts as a general contractor on land owned by the institution. Individual customers generally have construction-to-permanent loans that are taken out by the customer. During the underwriting process for individual and institutional customers, a draw schedule is agreed upon by the bank, the customer, and the Company. Funds are disbursed for labor and materials that have been completed or installed. These both result in a contract asset as work is being completed prior to receiving funds. A contract liability would be recorded in cases where funds are received in excess of costs incurred. As of December 31, 2025 and 2024, the contract asset related to percentage of completion contracts was $3.6 million and $5.2 million, respectively, and is included in other assets on the Consolidated Balance Sheets. As of December 31, 2025 and 2024, the contract liability related to percentage of completion contracts was $0.5 million and is included in accrued liabilities on the Consolidated Balance Sheets.
Refer to Note 9, Segment Reporting for a more detailed disaggregation of revenues by reportable segments.
Stock-Based Compensation
The Company records expense for restricted stock granted to employees in return for employee service. The cost for these awards is measured at fair value on the grant date and recognized as stock-based compensation on a straight-line basis over the employee service period, which is normally the vesting period. Forfeitures of these awards are recognized as a reduction to stock-based compensation in the period in which they occur. Stock-based compensation is included within SG&A on the Consolidated Statements of Operations.
Income Taxes

Our deferred income tax assets and liabilities are computed for differences between the asset and liability method and financial statement amounts that will result in taxable or deductible amounts in the future. The Company computes deferred income tax balances based on enacted tax laws and applicable rates for the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized for deferred tax assets if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. If determined that the deferred tax assets will be realized for which a valuation allowance had been recorded, then the deferred tax asset allowance will be adjusted, which reduces the provision for income taxes. The Company evaluates the tax positions taken on income tax returns that remain open and positions expected to be taken on the current year tax returns to identify uncertain tax positions. Unrecognized tax benefits on uncertain tax positions are recorded on the basis of a two-step process in which (1) it is determined whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is more than 50% likely to be realized is recognized. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense on the Consolidated Statements of Operations.

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
In December 2023, the FASB issued ASU Number 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires more disaggregated income tax disclosures, including additional information in the rate reconciliation and additional disclosures about income taxes paid. During the year ended December 31, 2025, the Company implemented the provisions of ASU 2023-09 applicable to annual reporting retrospectively. The adoption did not result in any material changes to the consolidated financial statements. Refer to Note 8, Income Taxes for the required additional disclosures.
2.    Acquisitions
Financial Services
Alliant Title
On April 18, 2025, the Company acquired Colorado-based title insurance underwriter, Alliant National Title Insurance Company, Inc. and a related affiliate (collectively, “Alliant Title”), the operations of which are included in the Financial Services segment as of that date. The cash consideration paid for the Alliant Title acquisition was $37.2 million, net of $3.0 million of cash acquired. The purpose of this acquisition was to expand the Company’s financial services offerings to include title insurance underwriting. The acquisition was accounted for as a business combination under ASC Topic 805.
As of December 31, 2025, the total fair value of the assets acquired and the liabilities assumed (“acquired net assets”) resulted in $46.2 million of other assets and $35.4 million in accrued liabilities on the Consolidated Balance Sheet as of the date of acquisition, mostly related to AFS debt securities and reserve for title claim losses, respectively. Primarily based on new information obtained related to the fair value of separately identifiable intangible assets, the Company recognized measurement period adjustments during the year ended December 31, 2025, which increased other assets and decreased goodwill by $1.7 million as of the acquisition date. As of December 31, 2025, the excess of the aggregate purchase price over the aggregate fair value of the acquired net assets resulted in goodwill of $22.6 million, all of which was assigned to the Financial Services segment. Goodwill consists primarily of expected synergies from vertical integration with the Company’s title and homebuilding operations, the acquired workforce and growth opportunities. Our evaluations to assign fair values to the assets acquired are ongoing, including our assessments of Alliant Title’s tax return to income tax provision. These evaluations may result in changes to the provisional amounts recorded.
Homebuilding
Green River Builders
On May 2, 2025, the Company acquired Atlanta, Georgia-based homebuilder, Green River Builders, Inc. (“Green River Builders”), the operations of which are included in the Southeast segment as of that date. The cash consideration paid for the Green River Builders acquisition was $34.1 million. Based on the fair value of the acquired net assets pursuant to ASC Topic 805, as of December 31, 2025, the Company primarily recorded $26.8 million of inventories on the Consolidated Balance Sheet as of the date of acquisition. The excess of the aggregate purchase price over the aggregate fair value of the acquired net assets of $8.8 million was recorded as goodwill, all of which was assigned to the Southeast segment.

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
The purchase agreement includes put and call options relating to the noncontrolling interest that, upon the occurrence of certain events, are not solely in the control of the Company. As a result, the noncontrolling interest is redeemable and reported within mezzanine equity on the Consolidated Balance Sheet at the greater of the initial carrying amount (its fair value on the acquisition date), adjusted for the noncontrolling interest’s share of net income (loss) less distributions, or its redemption value. After achieving the minimum earnings threshold, the amount of net income that is attributable to the redeemable noncontrolling interest will be presented within net income attributable to noncontrolling interests on the Consolidated Statements of Operations.
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
The consideration for the final purchase price and related purchase price allocation as of December 31, 2025, inclusive of measurement period adjustments, was as follows (in thousands):

Cash consideration	$112,720
Fair value of the redeemable noncontrolling interest as of the acquisition date	8,088
Total consideration	$120,808

Acquired Value
Inventories	$75,387
Lot deposits	6,464
Other assets	2,572
Accounts payable	(7,018)
Accrued liabilities	(1,811)
Customer deposits	(385)
Acquired net assets	75,209
Goodwill	45,599
Total purchase price	$120,808
Measurement period adjustments of $1.8 million were recorded during the three months ended June 30, 2025, which related to and reflect the final valuation of the post-closing balances of the acquired net assets.

Unaudited Pro Forma Information
The following unaudited pro forma consolidated results of operations are provided for illustrative purposes only and have been presented as if the three acquisitions discussed above had occurred on January 1, 2024 (in thousands):

	Year Ended December 31,
Unaudited Pro Forma(1)	2025	2024
Total revenues	$4,370,943	$4,754,398
Net income attributable to Dream Finders Homes, Inc.	214,001	350,475
(1)This unaudited pro forma information should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had occurred on that date, nor of the results that may be obtained in the future.
For the year ended December 31, 2025, Liberty contributed $249.8 million in homebuilding revenues and $19.5 million in income before taxes. Liberty’s Atlanta operations are included in the Southeast segment and Liberty’s Greenville operations are included in the Mid-Atlantic segment from the acquisition date. Refer to Note 9, Segment Reporting for more information.
For the year ended December 31, 2025, Alliant Title contributed $86.3 million in financial services revenues and a $1.0 million loss before taxes. Alliant Title’s operations are included in the Financial Services segment from the acquisition date. Refer to Note 9, Segment Reporting for more information.
Previous Acquisitions
Jet HomeLoans
On July 1, 2024, the Company acquired the remaining 40% equity interest in the previously unconsolidated mortgage banking joint venture, Jet HomeLoans, which was consolidated as of that date in the consolidated financial statements. Cash acquired of $9.9 million from the acquisition was net of the cash consideration paid of $9.3 million. The majority of the acquired net assets assumed on July 1, 2024 included mortgage loans held for sale of $114.7 million and mortgage warehouse facilities of $109.1 million, which were reported on the Consolidated Balance Sheet as of that date. The acquisition was accounted for as an asset acquisition under ASC Topic 805.
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

The consideration for the total purchase price and related final purchase price allocation as of February 1, 2025, inclusive of measurement period adjustments, was as follows (in thousands):

Cash consideration	$210,449
Fair value of the redeemable noncontrolling interest as of the acquisition date	21,451
Total consideration	$231,900

Acquired Value
Inventories	$122,053
Other assets	2,245
Accounts payable	(9,543)
Customer deposits	(8,804)
Accrued liabilities	(2,157)
Acquired net assets	$103,794
Goodwill	128,106
Total purchase price	$231,900
In March 2025, the Company accrued for a $6.7 million expense from purchase price adjustments relating to the net asset value of the Crescent Homes acquisition within other income, net on the Consolidated Statement of Operations, as these adjustments were recognized outside of the measurement period for the acquisition, which ended February 1, 2025.
3.    Debt
The outstanding debt obligations included the following as of December 31, 2025 and 2024 (in thousands):

	As of December 31, 2025	As of December 31, 2024
Revolving credit facility	$798,000	$700,000
6.875% senior unsecured notes, due September 2030	294,758	—
8.250% senior unsecured notes, due August 2028	296,302	295,049
Mortgage warehouse facilities	192,837	289,617
Other borrowings	24,296	1,386
Total debt	$1,606,193	$1,286,052
The Company is subject to specified financial covenants as part of its debt obligations. The Company was in compliance with these financial covenants as of December 31, 2025 and December 31, 2024, as applicable, and expects to remain in compliance over the next 12 months.

Senior Unsecured Notes

The Company had the following senior unsecured notes (collectively, the “Senior Notes”) outstanding as of December 31, 2025:
2030 Notes
On September 5, 2025, the Company issued $300.0 million in aggregate principal amount of 6.875% senior unsecured notes due September 15, 2030 (the “2030 Notes”) pursuant to an indenture. Interest on the 2030 Notes is payable in arrears semiannually on each March 15 and September 15, beginning March 15, 2026. The 2030 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of the Company’s subsidiaries. The net proceeds from the 2030 Notes were used to repay a portion of the then outstanding balance under the revolving credit facility.
The 2030 Notes are redeemable by the Company prior to September 15, 2027 by the payment of the principal amount due, which can be accomplished through the issuance of certain restricted equity offerings for specified portions of the principal balance of notes outstanding, plus specified rates and accrued and unpaid interest, and a make-whole premium in the event 100.0% of the principal amount is redeemed. On or after September 15, 2027, the 2030 Notes are redeemable at specified rates, initially equal to 103.4% of the principal balance, plus accrued and unpaid interest, which periodically decreases to 100.0% on September 15, 2029. Upon the occurrence of a Change of Control (as defined in the indenture governing the 2030 Notes), the holders of the 2030 Notes will have the right to require the Company to repurchase all or a portion of the 2030 Notes at a price equal to 101% of the aggregate principal amount of the 2030 Notes, plus any accrued and unpaid interest.
2028 Notes
On August 22, 2023, the Company issued $300.0 million in aggregate principal amount of 8.250% senior unsecured notes due August 15, 2028 (the “2028 Notes”) pursuant to an indenture. Interest on the 2028 Notes is payable in arrears semiannually on each February 15 and August 15. The 2028 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of the Company’s subsidiaries.

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
As of December 31, 2025 and December 31, 2024, unamortized debt issuance costs were $8.9 million and $5.0 million, respectively. Unamortized debt issuance costs reduce the carrying value of the Senior Notes reported on the Consolidated Balance Sheets within senior unsecured notes, net.

Credit Agreement
The Company has a revolving credit facility with aggregate commitments of $1.5 billion and a maturity date of August 21, 2028 for lenders comprising $1.2 billion of the aggregate commitments (the “Credit Agreement”), with the remaining aggregate commitments maturing June 4, 2027. Certain of the Company’s subsidiaries guaranteed the Company’s obligations under the Credit Agreement. The Credit Agreement includes an accordion feature that allows the aggregate commitments to increase to up to $2.0 billion, subject to the borrowing base.

Under the Credit Agreement, the Company has the ability to draw “Term SOFR Rate Loans” or “Daily Simple SOFR Rate Loans.” Term SOFR Rate Loans bear interest based on Term SOFR rates for one or three-month interest periods and include a SOFR adjustment of 10 basis points (“bps”) for each interest period. Daily Simple SOFR Rate Loans bear interest based on Daily Simple SOFR rates and include a SOFR adjustment of 10 bps. Interest under Term SOFR Rate Loans and Daily Simple SOFR Rate Loans also include an “applicable rate margin” determined based on the Company’s debt to capitalization ratio as defined within the Credit Agreement, equivalent to credit spreads of 2.00% to 2.95%.
The Credit Agreement contains covenants that, among other things, require that the Company (i) maintain a maximum debt to capitalization ratio, as of the last day of each fiscal quarter, of 60.0%; (ii) maintain an interest coverage ratio, as of the last day of each fiscal quarter, of not less than 2.0 to 1.0; (iii) maintain a liquidity ratio, as of the last day of each fiscal quarter, of not less than 1.0 to 1.0; (iv) maintain tangible net worth of not less than the sum of (A) $981.3 million, (B) 50.0% of net income earned in each fiscal quarter and (C) 50.0% of the aggregate increases in shareholders’ equity of the consolidated group by reason of the issuance and sale of equity interests of the members of the consolidated group; (v) maintain a risk assets ratio (defined as (A) the sum of the GAAP net book value for all finished lots, lots under development and land held for future development or disposition to (B) tangible net worth), as of the last day of each fiscal quarter, of no more than 1.0 to 1.0; and (vi) not incur indebtedness other than certain permitted indebtedness.
Under the Credit Agreement, the funds available are unsecured and availability under the borrowing base is calculated based on specific advance rates for finished lots, construction in process homes, and finished homes inventory on the Consolidated Balance Sheets, plus available cash and escrow receivables in excess of $25.0 million, as applicable, and reduced for any outstanding unsecured indebtedness permitted under the Credit Agreement, including the Senior Notes.
The Company had unamortized debt issuance costs primarily related to the Credit Agreement of $11.4 million and $10.3 million as of December 31, 2025 and December 31, 2024. Unamortized debt issuance costs are included within other assets on the Consolidated Balance Sheets.
Mortgage Warehouse Facilities
The Company had the following mortgage warehouse lines of credit and repurchase agreements (“mortgage warehouse facilities”) with various financial institutions as of December 31, 2025 and December 31, 2024 related to Jet HomeLoans, which are used to finance its mortgage loans held for sale.
All of the outstanding balances for the borrowings below were collateralized by the mortgage loans held for sale reported on the Consolidated Balance Sheets (dollars presented in thousands):

	Outstanding Balance
Facility	As of December 31, 2025	As of December 31, 2024	Facility Amount	Interest Rate
Warehouse A	$59,985	$125,532	$100,000	SOFR + 2.00%; floor rate of 5.50%
Warehouse B	42,777	62,783	105,000	SOFR + 1.85%
Warehouse C(1)	44,274	51,147	125,000	SOFR + 2.00%; floor rate of 4.50%
Warehouse D	45,801	50,155	100,000	SOFR + 2.00%; floor rate of 3.00%
Total	$192,837	$289,617	$430,000
(1)On December 23, 2025, the Company replaced its previous warehouse C with a new agreement.
Amounts outstanding under the mortgage warehouse facilities are not guaranteed by DFH, or any of its other subsidiaries and the agreements contain various affirmative and negative covenants applicable solely to Jet HomeLoans that are customary for arrangements of this type.

4.    Inventories
Inventories consist of construction in process (“CIP”) and finished homes, including capitalized interest costs incurred under certain of the debt obligations discussed in Note 1, owned land and lots and pre-acquisition land costs. CIP represents homes under construction or completed, including sold, speculative (“spec”) and model homes. CIP includes the cost of finished lots and all direct costs incurred to build homes. The cost of homes is expensed on a specific identification basis when the home is delivered to the customer. Finished lots are generally purchased just-in-time for construction through existing lot option contracts with land developers or third-party landbanks, whether for spec or sold homes, and are included within owned land and lots until construction begins when the finished lot cost is transferred to CIP. Costs related to finished lots or land under development held by third-party land bank partners incurred prior to the purchase of the finished lots, including due diligence costs, lot option fees and property taxes in relation to the Company’s existing controlled lot pipeline, are capitalized into pre-acquisition land costs.
Inventories consisted of the following as of December 31, 2025 and 2024 (in thousands):

	As of December 31,
	2025	2024
Construction in process and finished homes	$1,563,922	$1,456,053
Finished lots(1)	268,849	164,736
Pre-acquisition land costs	192,891	94,568
Inventories	$2,025,662	$1,715,357
(1)As of December 31, 2025, included $70.0 million of consolidated inventory not owned in relation to finished lot sales to land bank partners. As part of the transaction, the Company received cash of $62.7 million, net of the lot deposit and closing costs.
Capitalized interest activity related to the Credit Agreement and Senior Notes is summarized in the table below for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Capitalized interest as of beginning of the period	$37,723	$27,311	$27,682
Interest incurred	117,699	104,447	77,278
Interest expensed	(225)	—	—
Interest charged to homebuilding cost of sales	(99,533)	(94,035)	(77,649)
Capitalized interest as of end of the period	$55,664	$37,723	$27,311

5.    Property and Equipment
Property and equipment, net consisted of the following as of December 31, 2025 and 2024 (in thousands):

	As of December 31,
	2025	2024
Furniture and fixtures	$40,681	$32,232
Aircraft and other vehicles(1)	14,758	14,075
Office equipment and software	10,954	3,373
Buildings and land	13,989	13,989
Total property and equipment	80,382	63,669
Less: Accumulated depreciation	(25,705)	(23,980)
Property and equipment, net	$54,677	$39,689
(1)In September 2024, the Company purchased an aircraft for corporate use at a purchase price of $13.5 million.
Depreciation expense was $11.8 million, $6.4 million and $4.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
6.    Warranty Reserves
The table below presents the activity related to warranty reserves for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Warranty reserves as of beginning of the period	$27,638	$20,620
Additions to reserves from home closings	10,002	10,486
Warranty expenditures	(6,156)	(6,818)
Adjustments to pre-existing reserves	(10,896)	3,350
Warranty reserves as of end of the period	$20,588	$27,638
Warranty reserves include amounts for work routinely performed by third-party vendors at no cost to the Company pursuant to subcontractor agreements.
7.    Commitments and Contingencies
Legal Proceedings

The Company is party to legal matters from time to time that are typically derived from the Company’s general business practices, primarily related to the construction and sale of homes. The Company believes that if a claim has merit, parties other than the Company would be, at least in part, liable for the claim, and the eventual outcome of the claim would not have a material adverse effect upon the consolidated financial statements. When it is believed that a loss is probable and estimable, the Company records the estimated loss contingency within other income, net on the Consolidated Statements of Operations.
On April 28, 2025, the former owner of Crescent Homes and his affiliates filed a complaint in Chancery Court in Delaware against the Company for an alleged breach of contract claim related to the Crescent Homes acquisition. The Company intends to defend the lawsuit. Earlier mediation was not successful and the former owner has filed a motion for summary judgment. The Company has opposed this filing, and the matter is still awaiting consideration in Chancery Court in Delaware as of February 23, 2026. At this time, it is not possible to reasonably estimate the probability that either party will prevail.

The Company does not believe that any future outcomes of any claims or lawsuits currently outstanding will have a material adverse effect upon the consolidated financial statements.

Leases
The Company determines if an arrangement is, or contains, a lease at inception. Leases are recognized when the contract provides the right to use an identified asset for a period of time in exchange for consideration. Leases are included within other assets and accrued liabilities on the Consolidated Balance Sheets.
Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, while lease liabilities reflect the obligation to make lease payments. Both are recognized at the commencement date based on the present value of lease payments. In the absence of an explicit rate, the Company uses its incremental borrowing rate to determine the present value. Lease expense for operating leases is recognized on a straight-line basis. The practical expedient is applied to combine lease and non-lease components. Variable lease costs are expensed as incurred. Leases with terms of 12 months or less are not recorded on the Consolidated Balance Sheets.
The Company has operating leases primarily associated with office space that is used by its homebuilding and financial services divisions, model home sale-leasebacks and a corporate office building sale-leaseback in Jacksonville, Florida. This corporate office building lease has a remaining lease term of 8 years with potential renewal options. For the years ended December 31, 2025, 2024 and 2023, operating lease costs for these leases were $20.8 million, $14.1 million and $12.4 million, respectively, and were recorded within SG&A on the Consolidated Statements of Operations. For the years ended December 31, 2025, 2024 and 2023, leased assets obtained in exchange for new operating leases were $22.7 million, $3.9 million and $3.4 million, respectively. As of December 31, 2025 and 2024, the weighted-average remaining lease term was 4 years and 6 years, respectively, and the weighted-average discount rate was 5.4% and 5.8%, respectively.
The following table shows the maturities of lease liabilities as of December 31, 2025 (in thousands):

Maturity of Lease Liabilities	Operating Leases
2026	$12,508
2027	7,046
2028	3,700
2029	2,454
2030	1,735
Thereafter	3,427
Total lease payments	30,870
Less: Interest	(3,367)
Present value of lease liabilities	$27,503
Surety Bonds and Letters of Credit
In the ordinary course of business, the Company obtains surety bonds and letters of credit to cover the Company’s land development performance obligations with local municipalities. While substantial development and construction work may already be complete concerning the improvements at these sites, the letters of credit and surety bonds are typically not fully released until all development and construction activities have been completed. As of December 31, 2025 and 2024, the Company had outstanding surety bonds of $358.7 million and $297.8 million, respectively, and outstanding letters of credit of $27.0 million and $20.9 million, respectively, which are not reported on the Consolidated Balance Sheets.

8.    Income Taxes
The Company is a corporation subject to U.S. federal income taxes, in addition to state and local income taxes.
Income tax expense for the years ended December 31, 2025, 2024 and 2023, consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$15,975	$32,870	$101,093
State	15,228	18,236	17,734
Total current	31,203	51,106	118,827
Deferred:
Federal	34,914	47,283	(19,471)
State	581	(1,117)	(2,873)
Total deferred	35,495	46,166	(22,344)
Total income tax expense	$66,698	$97,272	$96,483
The following table reconciles the statutory federal income tax rate to the effective income tax rate for the years ended December 31, 2025, 2024 and 2023 (dollars presented in thousands):

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Income taxes at federal statutory rate	$59,661	21.0%	$91,952	21.0%	$84,932	21.0%
State income taxes, net of federal income tax effect(1)	12,488	4.4	13,524	3.1	11,740	2.9
Tax credits:
45L energy-efficiency	(11,220)	(3.9)	(11,830)	(2.7)	(3,158)	(0.8)
Other	(1,106)	(0.4)	(3,499)	(0.8)	(17)	—
Nontaxable or nondeductible items:
Executive compensation	3,383	1.2	4,985	1.1	3,996	1.0
45L energy-efficiency tax credits	2,356	0.8	2,484	0.6	663	0.2
Other	1,136	0.4	(344)	(0.1)	(1,673)	(0.4)
Total income tax expense and effective tax rate	$66,698	23.5%	$97,272	22.2%	$96,483	23.9%
(1)State taxes in Florida and Texas made up the majority (greater than 50.0%) of the tax effect in this category.
The One Big Beautiful Bill Act (the “OBBBA”) was enacted on July 4, 2025. Based on the Company’s current structure and operations, the OBBBA does not have a material impact as of December 31, 2025. However, the OBBBA will eliminate Section 45L tax credits after June 30, 2026, at which time the income tax expense and effective rate will not include the benefit from these tax credits. The Company will continue to monitor the impact of the OBBBA on its consolidated financial statements.

The significant components of deferred income tax assets and liabilities presented net within other assets on the Consolidated Balance Sheets as of December 31, 2025 and 2024, consisted of the following (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Contingent consideration	$16,456	$18,793
Inventories	13,074	4,228
Incentive compensation plans	8,805	10,335
Lease liabilities	6,508	4,311
Warranty reserves	2,969	3,401
Other	1,130	4,050
Total deferred tax asset	48,942	45,118
Deferred tax liabilities:
Intangibles	(11,604)	(5,709)
Fixed assets	(9,132)	(4,318)
Right-of-use assets	(6,246)	(3,945)
Other	(3,683)	(1,835)
Total deferred tax liabilities	(30,665)	(15,807)
Net deferred tax asset	$18,277	$29,311
Management believes that the Company will have sufficient future taxable income to make it more likely than not that the net deferred tax assets will be realized.
As of December 31, 2025 and 2024, the Company had no valuation allowance recorded against deferred tax assets, no uncertain tax positions that qualify for inclusion in the consolidated financial statements, and has not recognized or accrued for any interest or penalties.
Cash paid for income taxes, net of refunds, for the years ended December 31, 2025, 2024 and 2023 consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Federal	$98,242	$104,785	$62,972
State(1)	22,495	22,762	18,348
Cash paid for income taxes, net of refunds(2)	$120,737	$127,547	$81,320
(1)State taxes paid in Florida (net of refunds received) were $10.4 million, $11.7 million and $7.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, and were equal to or greater than 5.0% of total income taxes paid (net of refunds received).
(2)Includes payments for purchased tax credits of $17.6 million and $36.6 million related to 2025 and 2024 income tax expense, respectively, during the year ended December 31, 2025. Includes payments for purchased tax credits of $12.0 million related to 2024 income tax expense during the year ended December 31, 2024.

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
In accordance with ASC Topic 280, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-makers, which include the Chief Executive Officer and the National President (“CODM”), in deciding how to allocate resources and in assessing performance. The Company’s CODM primarily evaluate performance of the homebuilding segments based on the number of homes sold and closed, average sales price, and gross margin. For the Financial Services segment, mortgage banking is assessed based on funded loan volume and profitability, as well as capture rate. Segment profitability, a component of performance, is primarily measured by income before taxes. The CODM compare actual segment income before taxes to historical results and projections to assess segment profitability. Resources are allocated by the CODM during the annual budget process, primarily according to forecasted income before taxes. These allocations undergo recurring evaluation by the CODM throughout the year and are reallocated, as needed, based on actual results.

The following tables summarize revenues, significant expenses and income before taxes by segment for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Southeast(1)	Mid-Atlantic	Midwest	Financial Services	Corporate(2)	Reconciling Items(3)	Consolidated
2025
Total revenues	$1,389,898	$1,062,354	$1,693,095	$177,501	$—	$—	$4,322,848
Homebuilding cost of sales	1,130,718	867,575	1,425,061	—	—	—	3,423,354
Financial services expense(4)	—	—	—	144,727	—	—	144,727
Selling, general and administrative expense	166,331	128,432	188,865	—	1,585	—	485,213
Contingent consideration revaluation	—	—	(9,820)	—	—	—	(9,820)
Other segment (income) expense, net(5)	(328)	6,944	(6)	(2,249)	(9,089)	—	(4,728)
Income before taxes	$93,177	$59,403	$88,995	$35,023	$7,504	$—	$284,102
2024
Total revenues	$1,386,875	$1,163,000	$1,848,002	$79,319	$—	$(27,344)	$4,449,852
Homebuilding cost of sales	1,122,074	935,372	1,534,037	—	—	—	3,591,483
Financial services expense(4)	—	—	—	44,736	—	(14,299)	30,437
Selling, general and administrative expense	133,538	104,747	156,263	—	552	—	395,100
Contingent consideration revaluation	—	922	13,017	—	—	—	13,939
Other segment expense (income), net(5)	487	374	(2,737)	(1,943)	(7,315)	(7,827)	(18,961)
Income before taxes	$130,776	$121,585	$147,422	$36,526	$6,763	$(5,218)	$437,854
2023
Total revenues	$1,521,414	$633,131	$1,584,343	$48,878	$—	$(39,180)	$3,748,586
Homebuilding cost of sales	1,234,014	519,574	1,258,225	—	—	—	3,011,813
Financial services expense(4)	—	—	—	25,073	—	(19,067)	6,006
Selling, general and administrative expense	109,256	59,247	133,480	—	806	—	302,789
Contingent consideration revaluation	432	2,901	43,257	—	—	—	46,590
Other segment expense (income), net(5)	765	518	(1,561)	(5,111)	(6,989)	(10,659)	(23,037)
Income before taxes	$176,947	$50,891	$150,942	$28,916	$6,183	$(9,454)	$404,425
(1)The Southeast segment had inventory and lot deposit impairments of $5.7 million, $0.6 million and $3.0 million, respectively, for the years ended December 31, 2025, 2024 and 2023. The Southeast segment results exclude profits related to the manufacturing of panels used in homebuilding operations within the Southeast segment, which are eliminated in consolidation.
(2)Corporate includes operations and investments of the corporate component. In the first quarter of 2025, the Company retrospectively changed its expense allocation method to include corporate SG&A expenses that are homebuilding related within the respective homebuilding segment, as the Company believes this provides a more representative view of segment profitability.
(3)As of result of the Jet HomeLoans acquisition on July 1, 2024, represents reconciling items related to Jet HomeLoans prior to its consolidation. Refer to Note 2, Acquisitions for more information.
(4)Financial services expense primarily consists of salaries, commissions and benefits.
(5)Other segment items primarily consist of (income) loss from unconsolidated entities, interest income, investment income, management fees and rental income. In March 2025, other segment items for the Mid-Atlantic segment included $6.7 million of accrued expense from purchase price adjustments related to the Crescent Homes acquisition. See Note 2, Acquisitions for more information.

The following table summarizes total assets and goodwill by segment as of December 31, 2025, and 2024 (in thousands):

	Assets:		Goodwill:
	As of December 31,		As of December 31,
	2025	2024	2025	2024
Southeast(1)	$1,010,715	$793,998	$68,467	$14,003
Mid-Atlantic	904,598	730,843	144,959	144,959
Midwest	1,086,398	1,024,992	141,071	141,071
Financial Services(2)	347,791	386,326	22,864	280
Corporate(3)	377,982	392,492	—	—
Consolidated	$3,727,484	$3,328,651	$377,361	$300,313
(1)As of December 31, 2025, the Liberty Communities acquisition resulted in $45.6 million of goodwill, predominantly attributable to the acquired Atlanta, Georgia operations included in the Southeast segment. Refer to Note 2, Acquisitions for more information.
(2)As of December 31, 2025, the Alliant Title acquisition resulted in $22.6 million of goodwill. Refer to Note 2, Acquisitions for more information.
(3)Corporate assets are comprised of, but are not limited to, operating and restricted cash, deferred tax assets, prepaids and other assets not directly attributable to a reportable segment.
10. Title Insurance
Regulation
On April 18, 2025, the Company acquired Colorado-based title insurance underwriter, Alliant Title. Alliant Title is subject to extensive regulation under applicable state laws, including, among other things, restrictions on ability to pay dividends to its parent and oversight of certain investment policies. The laws of each of the states in which Alliant Title transacts business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business; regulating trade practices; licensing agents; approving policy forms; prescribing accounting principles and financial practices; establishing reserves, capital and surplus as regards policyholders (“capital and surplus”) requirements; defining suitable investments, and; approving rate schedules. The Company is required to submit financial statements using statutory accounting principles to insurance regulatory authorities (“statutory financial statements”). Statutory financial statements differ in some respects to these GAAP consolidated financial statements.
Alliant Title’s capital and surplus on a statutory basis was $13.0 million as of December 31, 2025. The amount of statutory capital and surplus necessary to satisfy regulatory requirements based on Alliant Title’s current operations was $7.0 million as of December 31, 2025. On a statutory basis, Alliant Title had a net loss of $4.2 million for the year ended December 31, 2025, as reported in their statutory financial statements. As of December 31, 2025, retained earnings cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior insurance department approval. Alliant Title was in compliance with its respective minimum net worth and working capital requirements as of December 31, 2025.
Reserve For Title Claim Losses
As of December 31, 2025, the reserve for title claim losses was $32.7 million, of which $27.4 million, or 84%, represents the IBNR component. For the year ended December 31, 2025, the Company had a title claim loss provision of $5.4 million, and claims paid, net of recoveries, of $5.3 million.

11.    Fair Value Disclosures
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
The fair value of mortgage loans held for sale is based on either investor commitments or quoted secondary-market prices. Derivative assets and liabilities are associated with mandatory and best effort IRLC and MBS used to hedge interest rate risk on certain of the IRLC. The fair values for IRLC are derived from market pricing for instruments with similar characteristics or forward sale commitment prices, as well as certain unobservable inputs such as estimated costs to originate the loans and the probability that the mortgage loan will fund within the terms of the IRLC, known as the pull-through rate. The Company estimates the fair value of forward sales of MBS contracts based on quoted MBS prices. As of December 31, 2025 and 2024, the total notional amount of mortgage loans locked and approved through IRLC totaled approximately $59.0 million and $24.1 million, respectively, and carried weighted-average interest rates of approximately 5.2% and 6.2%, respectively. As of December 31, 2025, the total notional amount of MBS sales totaled approximately $48.8 million and carried a weighted-average interest rate of approximately 4.2%. There were no outstanding MBS as of December 31, 2024. Management believes that carrying the mortgage loans held for sale and the derivative instruments used to economically hedge them at fair value enhances financial reporting by reducing volatility in reported earnings.
The fair value of AFS debt securities is principally a function of current market conditions and is primarily determined based on quoted prices in markets that are not active or model inputs that are observable or unobservable. The fair values of the Senior Notes are based on recent trades or quoted market prices for debt of similar terms, including maturity, to achieve comparable yields.
The fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, customer deposits and mortgage warehouse facilities, approximate their carrying amounts due to the short-term nature of these instruments. The fair value of the Credit Agreement approximates its carrying amount since it is subject to short-term floating interest rates that reflect current market rates. Fair value measurements may also be utilized on a nonrecurring basis, such as for the accounting for acquisitions or the impairment of long-lived assets and inventory. As of December 31, 2025, the inventories for which the carrying value was determined to not be recoverable had a fair value of $11.6 million, and there were none as of December 31, 2024. These values are a level 3 in the fair value hierarchy.

The following tables outline the carrying value and fair value of certain other of the Company’s financial instruments with respect to the established fair value hierarchy level, and present a summary of the changes in fair value measurement of contingent consideration (in thousands) for the periods indicated:

		As of December 31,
		2025		2024
	Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Mortgage loans held for sale	Level 2	$205,089	$205,089	$303,393	$303,393
IRLC	Level 3	1,449	1,449	487	487
AFS debt securities	Level 2	30,704	30,704	—	—
Liabilities:
MBS	Level 2	128	128	—	—
Senior unsecured notes, net	Level 2	591,060	610,944	295,049	312,876
Contingent consideration	(1)	—	—	68,030	68,030

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$68,030	$116,795	$115,128
Fair value adjustments related to prior year acquisitions(1)(2)	(9,820)	13,939	46,590
Contingent consideration payments(3)	(58,210)	(62,704)	(44,923)
Ending balance(1)	$—	$68,030	$116,795
(1)As of December 31, 2025, there were no remaining contingent consideration liabilities. At each previous reporting date, contingent consideration was remeasured to fair value based on actual results, updated earnings estimates and revised risk-adjusted discount rates (Level 3 inputs). The earnout period for MHI concluded on September 30, 2025. The final fair value adjustment for the earnout period was recorded during the three months ended September 30, 2025.
(2)Contingent consideration adjustments related to MHI resulted in income of $9.8 million for the year ended December 31, 2025, and expense of $13.0 million and $43.3 million for the years ended December 31, 2024 and 2023, respectively. Additionally, the earnout period related to the 2020 acquisition of H&H Constructors of Fayetteville, LLC concluded in the third quarter of 2024.
(3)On April 15, 2025, the Company made a contingent consideration payment of $42.5 million related to the 2024 adjusted pre-tax income results of the MHI acquisition. On December 15, 2025, the Company made the final earnout payment for the MHI contingent consideration agreement of $15.7 million.
The following table presents additional information related to the AFS debt securities, including the largest major security type, corporate bonds, (in thousands) for the period indicated:

	As of December 31, 2025
	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$1,080	$1,166
Due after one year through five years	8,314	8,461
Due after five years through ten years	8,240	8,402
Due after ten years	9,711	9,908
Asset-backed securities	2,746	2,767
Total AFS debt securities	$30,091	$30,704

AFS corporate bonds	$16,384	$16,775

12.    Related Party Transactions
The Company generally enters into related party transactions to secure finished lots for the construction of new homes.
DF Capital Funds
DF Capital Management, LLC (“DF Capital”) organizes real estate investment funds to acquire land and develop and sell finished lots. DF Capital is the investment manager of the funds. The Company owns a 49.0% membership interest in DF Capital and periodically enters into land bank arrangements with DF Capital. DF Capital and its funds are controlled by unaffiliated parties and the Company is not the primary beneficiary of DF Capital and its funds. The Company holds limited partnership interests in certain of the funds as well as indirect ownership through membership interests in the general partners of the respective funds. From time to time, executive officers and directors may invest as limited partners in the funds as well. Amounts due to and from the funds are based on the timing and amount of capital calls as well as distributions of capital and earnings, all of which, as applicable, are made on a periodic basis over several years, consistent with the typical lifecycle of any land bank financing project.
DF Residential II, LP (DF Capital’s “Fund II”) has an exclusive right of first offer on any land bank financing projects that meet its investment criteria and are undertaken by the Company. Fund II is currently in the harvesting period. The Company, its executive officers, and a former director have investments in Fund II. As of December 31, 2025 and 2024, the Company had $17.6 million and $37.0 million, respectively, in outstanding lot deposits related to Fund II, controlling 1,479 lots and 3,271 lots, respectively.
DF Residential III, LP (“Fund III”) has an exclusive right of first offer on any land bank financing projects that meet its investment criteria and are undertaken by the Company. Fund III is currently in the investment period. As of December 31, 2025, the Company's executive officers and a former director have committed to make investments in Fund III of $54.0 million, of which 40.5% was contributed as of December 31, 2025. The Company’s investment in Fund III will be determined as part of the final closing. As of December 31, 2025 and 2024, the Company had $53.6 million and $47.0 million, respectively, in outstanding lot deposits related to Fund III, controlling 4,111 lots and 3,417 lots, respectively.
Aircraft Agreement
Beginning in November 2023, the Company leases an airplane from a company owned by Patrick Zalupski, DFH Inc.’s President, Chief Executive Officer and Chairman of the Board. The airplane is leased on a non-exclusive basis at a fixed monthly rate, plus allocable variable costs per hour, not to exceed a per-hour cap in the aggregate on a lease year basis. The Company incurred $4.6 million, $4.8 million and $1.3 million in expenses related to the use of the airplane during the years ended December 31, 2025, 2024 and 2023, respectively, included in SG&A on the Consolidated Statement of Operations.
13.    Equity
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
Share Buyback Program
In June 2023, the Company’s Board of Directors approved a share buyback program under which the Company can repurchase up to $25.0 million of Class A common stock through June 30, 2026 in open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The repurchase limit under the share buyback program was increased to $50.0 million during the second quarter of 2025 and further increased to $100.0 million through June 30, 2027, during the fourth quarter of 2025.

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
As of December 31, 2025 and 2024, approximately $50.5 million and $17.2 million, respectively, remained available for purchase under the share buyback program, inclusive of the recent program increase. During the years ended December 31, 2025 and 2024, under the share buyback program, the Company repurchased 1,832,865 and 291,229 shares of Class A common stock for an aggregate purchase price of $41.7 million and $7.8 million respectively. There were no shares repurchased during the year ended December 31, 2023.
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
The redeemable preferred stock is perpetual with call and conversion rights. The Company can call the outstanding redeemable preferred stock at any time for 102.0% of its liquidation preference during the fourth year following its issuance and for 101.0% of its liquidation preference during the fifth year following its issuance, plus accrued but unpaid dividends, if any. Subsequent to the fifth anniversary of its issuance, a purchaser, as defined in the registration rights agreement, can convert the redeemable preferred stock into Class A common stock of the Company. The conversion price will be based on the average closing price of Class A common stock for the 90 trading days immediately preceding the conversion date, less 20% of the average and subject to a floor conversion price.
The redeemable preferred stock will be redeemed, contingent upon and concurrently with the consummation of a change of control of the Company at a price, in cash, equal to the liquidation preference, subject to adjustment, plus all accumulated and unpaid dividends.
14.    Stock-Based Compensation
The Company is authorized to grant up to an aggregate of 9.1 million of Class A common stock under the 2021 Equity Incentive Plan (the “2021 Plan”), which is administered by the Compensation Committee of the Board of Directors. The Company grants restricted stock to certain executives, directors and members of management, primarily as incentive awards. These stock grants typically vest ratably over a period of one, three or five years of continuous service, commencing on the date of the grant. The fair value of these grants is derived by using the closing stock price on the date of the grant.
Expense, net of forfeitures related to stock-based compensation under the 2021 Plan was $24.9 million, $18.8 million and $14.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025 and 2024, the total unrecognized stock-based compensation under the 2021 Plan was $26.6 million and $33.3 million, respectively. As of December 31, 2025, the unrecognized stock-based compensation will be recognized over a weighted-average period of 2 years.

The unvested restricted stock units as of December 31, 2025 and changes during the three years then ended are presented below:

	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2022	892,556	$20.29
Granted	1,874,176	12.59
Forfeited	(59,958)	13.50
Vested	(347,524)	21.22
Balance as of December 31, 2023	2,359,250	$14.21
Granted	878,634	38.65
Forfeited	(91,786)	24.11
Vested	(952,669)	15.80
Balance as of December 31, 2024	2,193,429	$22.89
Granted	980,755	24.36
Forfeited	(240,180)	24.55
Vested	(982,856)	20.75
Balance as of December 31, 2025	1,951,148	$24.51
15.    Earnings Per Share
The following weighted-average shares and share equivalents were used to calculate basic and diluted earnings per share (“EPS”) for the years ended December 31, 2025, 2024 and 2023 (in thousands, except share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator
Net income attributable to Dream Finders Homes, Inc.	$217,197	$335,341	$295,900
Less: Preferred dividends, net	13,500	13,500	13,482
Net income available to common stockholders(1)	$203,697	$321,841	$282,418
Denominator
Weighted-average number of common shares outstanding - basic	93,106,397	93,507,905	93,066,564
Add: Common stock equivalent shares(2)	8,190,233	6,789,234	12,960,984
Weighted-average number of shares outstanding - diluted	101,296,630	100,297,139	106,027,548
(1)For the diluted earnings per share calculation, amounts of preferred dividends associated with redeemable preferred stock that are assumed to be converted are added back to the numerator. Amounts of preferred dividends added back included $13.5 million, $13.5 million and $13.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)Since the conversion price of the Company’s redeemable preferred stock is based on an average of the closing price of Class A common stock for the 90 trading days immediately preceding the end of the current period, changes in the price of the Class A common stock may significantly affect the number of additional assumed common shares outstanding under the if-converted method for diluted EPS, while the number of redeemable preferred stock shares outstanding is unchanged. Stock-based compensation awards are excluded from the calculation of diluted EPS in the event they are antidilutive. There were 0.7 million, 0.4 million and 0.6 million of antidilutive common stock equivalent shares that were excluded from the diluted earnings per share calculation for the years ended December 31, 2025, 2024 and 2023, respectively.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2025. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of December 31, 2025 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides to the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report that appears in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Alliant Title
We completed the Alliant Title acquisition on April 18, 2025, which is discussed in detail in Note 2, Acquisitions to the consolidated financial statements. Our assessment of the effectiveness of the Company’s disclosure controls and procedures did not encompass the internal controls over financial reporting of Alliant Title. This decision aligns with the general guidance from the SEC Staff, allowing the exclusion of an assessment of a recently acquired business from management’s scope for an internal controls audit for up to one year post-acquisition. Alliant Title contributed approximately 2% to our total revenues for the quarter ended December 31, 2025. As of December 31, 2025, the total assets of the acquired business represented about 2% of total consolidated assets, mainly comprising investments and goodwill.
With the completion of the Alliant Title acquisition, we are in the process of implementing internal controls over significant processes, which we consider appropriate and necessary given the integration level. As the implementation progresses, we will continuously evaluate Alliant Title’s internal controls and processes, further integrating them with those of the Company within a year of the acquisition.

Liberty Communities
We completed the Liberty Communities acquisition on January 23, 2025, which is discussed in detail in Note 2, Acquisitions to the consolidated financial statements. Our assessment of the effectiveness of the Company’s disclosure controls and procedures did not encompass the internal controls over financial reporting of Liberty Communities. This decision aligns with the general guidance from the SEC Staff, allowing the exclusion of an assessment of a recently acquired business from management’s scope for an internal controls audit for up to one year post-acquisition. Internal controls over significant processes have been implemented at Liberty Communities. Liberty Communities contributed approximately 7% to our total revenues for the quarter ended December 31, 2025. As of December 31, 2025, the total assets of the acquired business represented about 4% of total consolidated assets, mainly comprising inventory and goodwill.
Jet HomeLoans
We acquired the remaining equity interest in Jet HomeLoans on July 1, 2024, which is discussed in detail in Note 2, Acquisitions to the consolidated financial statements. Our assessment of the effectiveness of the Company’s internal control over financial reporting and of the design and operation of our disclosure controls and procedures did not encompass the internal controls over financial reporting of Jet HomeLoans from acquisition date through June 30, 2025. This decision aligns with the general guidance from the SEC Staff, allowing the exclusion of an assessment of a recently acquired business from management’s scope for an internal controls audit for up to one year post-acquisition. Internal controls over significant processes at Jet HomeLoans were included in management’s annual internal controls audit as of December 31, 2025. Jet HomeLoans contributed approximately 2% to our total revenues for the quarter ended December 31, 2025. As of December 31, 2025, the total assets of the acquired business represented about 7% of total consolidated assets, mainly comprising mortgage loans held for sale.
There have been no other changes in the internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting for the year ended December 31, 2025.
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
Insider Adoption, Modification or Termination of Trading Arrangements
During the quarter ended December 31, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as the terms are defined in Item 408(a) of Regulation S-K. Refer to Note 13, Equity to our consolidated financial statements for information regarding the Company’s increase in its share buyback program.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information called for by Item 10, to the extent not set forth in “Business—Executive Officers” in Item 1, will be set forth in the definitive proxy statement relating to the 2026 Annual Meeting of Stockholders of Dream Finders Homes, Inc. (the “2026 Annual Meeting of Stockholders”) pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
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
Item 11.    Executive Compensation
The information called for by Item 11 will be set forth in the definitive proxy statement relating to the 2026 Annual Meeting of Stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by Item 12 will be set forth in the definitive proxy statement relating to the 2026 Annual Meeting of Stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 will be set forth in the definitive proxy statement relating to the 2026 Annual Meeting of Stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.
Item 14.    Principal Accountant Fees and Services
The information called for by Item 14 will be set forth in the definitive proxy statement relating to the 2026 Annual Meeting of Stockholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Item 14 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)The following consolidated financial statements as set forth in Item 8 of this report are filed herein.
Dream Finders Homes, Inc.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
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

4.5	Indenture, dated as of September 5, 2025, by and among the Company, the Guarantors and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on September 5, 2025).

10.1+	Amended and Restated Credit Agreement, dated as of June 2, 2022, among Dream Finders Homes, Inc., Bank of America, N.A., as administrative agent, collateral agent and issuing bank, and the lenders named therein as parties thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on June 8, 2022).

10.1.1+	Second Amendment to Amended and Restated Credit Agreement, dated as of July 19, 2023, among Dream Finders Homes, Inc., Bank of America, N.A., as administrative agent, collateral agent and issuing bank, and the lenders named therein as parties thereto (incorporated herein by reference to Exhibit 10.1 to Form 10-Q (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on November 2, 2023).

10.1.2+	Third Amendment to Amended and Restated Credit Agreement, dated as of July 19, 2023, among Dream Finders Homes, Inc., Bank of America, N.A., as administrative agent, collateral agent and issuing bank, and the lenders named therein as parties thereto (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on November 2, 2023).

10.1.3+
Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 6, 2024, among Dream Finders Homes, Inc., Bank of America, N.A., as administrative agent, collateral agent, and issuing bank, and the lenders named therein as parties there to (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed on June 11, 2024)

10.1.4+
Seventh Amendment to Amended and Restated Credit Agreement, dated as of August 21, 2025, among Dream Finders Homes, Inc., Bank of America, N.A., as administrative agent, collateral agent, and issuing bank, and the lenders named therein as parties there to (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed on August 26, 2025)

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

Dream Finders Homes, Inc.

Date:	February 23, 2026	/s/ Patrick O. Zalupski
Patrick O. Zalupski
President, Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick O. Zalupski	President, Chief Executive Officer and Chairman of the Board of Directors	February 23, 2026
Patrick O. Zalupski	(Principal Executive Officer)

/s/ L. Anabel Ramsay	Senior Vice President and Chief Financial Officer	February 23, 2026
L. Anabel Ramsay	(Principal Financial and Accounting Officer)

/s/ Justin W. Udelhofen	Director	February 23, 2026
Justin W. Udelhofen

/s/ Megha H. Parekh	Director	February 23, 2026
Megha H. Parekh

/s/ Leonard M. Sturm	Director	February 23, 2026
Leonard M. Sturm

/s/ William W. Weatherford	Director	February 23, 2026
William W. Weatherford