Form 10-Q
period 2026-03-31
Dream Finders Homes, Inc.
filed 2026-05-01
CIK 1825088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 23, 2026, there were 33,809,279 shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding and 57,726,153 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. DREAM FINDERS HOMES, INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$435,375	$234,766
Restricted cash	43,638	49,624
Accounts receivable	32,823	39,120
Inventories	2,140,634	2,025,662
Lot deposits	534,159	545,253
Mortgage loans held for sale	147,184	205,089
Other assets	241,462	223,999
Investments in unconsolidated entities	20,256	26,610
Goodwill	377,361	377,361
Total assets	$3,972,892	$3,727,484

Liabilities
Accounts payable	$123,162	$126,130
Accrued liabilities	279,781	321,457
Customer deposits	86,123	69,593
Revolving credit facility and other borrowings	1,158,261	822,296
Senior unsecured notes, net	591,693	591,060
Mortgage warehouse facilities	139,031	192,837
Total liabilities	2,378,051	2,123,373
Commitments and contingencies (Note 5)
Mezzanine Equity
Redeemable preferred stock	148,500	148,500
Redeemable noncontrolling interests	29,539	29,539
Equity
Class A common stock, $0.01 per share, 289,000,000 authorized, 37,390,538 and 36,667,477 issued as of March 31, 2026 and December 31, 2025, respectively	374	367
Class B common stock, $0.01 per share, 61,000,000 authorized, 57,726,153 issued as of March 31, 2026 and December 31, 2025	577	577
Accumulated other comprehensive (loss) income	(452)	613
Additional paid-in capital	298,679	298,594
Retained earnings	1,183,831	1,173,950
Treasury stock, at cost, 3,187,654 and 2,124,094 shares of Class A common stock as of March 31, 2026 and December 31, 2025, respectively	(68,008)	(49,526)
Total Dream Finders Homes, Inc. stockholders’ equity	1,415,001	1,424,575
Noncontrolling interests	1,801	1,497
Total equity	1,416,802	1,426,072
Total liabilities, mezzanine equity and equity	$3,972,892	$3,727,484
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Homebuilding	$836,659	$970,108
Financial services	51,180	19,763
Total revenues	887,839	989,871
Homebuilding cost of sales	715,643	783,536
Financial services expense	42,711	12,866
Selling, general and administrative expense	110,903	116,694
Income from unconsolidated entities	(335)	(180)
Contingent consideration revaluation	—	1,100
Other expense, net	111	4,690
Income before taxes	18,806	71,165
Income tax expense	(5,246)	(16,155)
Net income	13,560	55,010
Net income attributable to noncontrolling interests	(304)	(107)
Net income attributable to Dream Finders Homes, Inc.	$13,256	$54,903

Earnings per share
Basic	$0.11	$0.55
Diluted	$0.11	$0.54
Weighted-average number of shares
Basic	92,020,167	93,550,316
Diluted	92,429,194	101,360,214
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three months ended March 31, 2026
(In thousands, except share amounts)
(Unaudited)

	Dream Finders Homes, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity	Redeemable Preferred Stock		Redeemable Noncontrolling Interests
	Shares Outstanding	Amount	Shares Outstanding	Amount							Shares	Amount
Balance as of December 31, 2025	34,543,383	$367	57,726,153	$577	$613	$298,594	$1,173,950	$(49,526)	$1,497	$1,426,072	150,000	$148,500	$29,539
Stock-based compensation	—	—	—	—	—	5,231	—	—	—	5,231	—	—	—
Vesting of stock-based compensation	1,038,517	10	—	—	—	(10)	—	—	—	—	—	—	—
Withholding of common stock for taxes	(315,456)	(3)	—	—	—	(5,136)	—	—	—	(5,139)	—	—	—
Repurchases of common stock	(1,063,560)	—	—	—	—	—	—	(18,482)	—	(18,482)	—	—	—
Preferred stock dividends declared	—	—	—	—	—	—	(3,375)	—	—	(3,375)	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(1,065)	—	—	—	—	(1,065)	—	—	—
Net income	—	—	—	—	—	—	13,256	—	304	13,560	—	—	—
Balance as of March 31, 2026	34,202,884	$374	57,726,153	$577	$(452)	$298,679	$1,183,831	$(68,008)	$1,801	$1,416,802	150,000	$148,500	$29,539
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
Three months ended March 31, 2025
(In thousands, except share amounts)
(Unaudited)

	Dream Finders Homes, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity	Redeemable Preferred Stock		Redeemable Noncontrolling Interests
	Shares Outstanding	Amount	Shares Outstanding	Amount						Shares	Amount
Balance as of December 31, 2024	35,710,848	$360	57,726,153	$577	$281,559	$970,253	$(7,827)	$5,487	$1,250,409	150,000	$148,500	$21,451
Stock-based compensation	—	—	—	—	9,453	—	—	—	9,453	—	—	—
Vesting of stock-based compensation	855,229	8	—	—	(8)	—	—	—	—	—	—	—
Withholding of common stock for taxes	(271,145)	(3)	—	—	(6,843)	—	—	—	(6,846)	—	—	—
Repurchases of common stock	(284,564)	—	—	—	—	—	(6,963)	—	(6,963)	—	—	—
Distributions	—	—	—	—	—	—	—	(3,839)	(3,839)	—	—	—
Preferred stock dividends declared	—	—	—	—	—	(3,375)	—	—	(3,375)	—	—	—
Noncontrolling interest issued in business combination	—	—	—	—	—	—	—	—	—	—	—	7,568
Net income	—	—	—	—	—	54,903	—	107	55,010	—	—	—
Balance as of March 31, 2025	36,010,368	$365	57,726,153	$577	$284,161	$1,021,781	$(14,790)	$1,755	$1,293,849	150,000	$148,500	$29,019
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$13,560	$55,010
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	5,192	3,269
Amortization of lease right-of-use assets	3,130	4,018
Stock-based compensation	5,231	9,453
Deferred income tax expense (benefit)	480	(1,715)
Contingent consideration revaluation	—	1,100
Inventory and lot deposit impairment	1,646	905
Other, net	(1,198)	274
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	6,297	2,665
Inventories	(113,961)	(60,063)
Lot deposits	10,246	(54,058)
Other assets	(9,962)	(18,133)
Mortgage loans held for sale	57,905	113,951
Accounts payable and accrued liabilities	(44,644)	(78,779)
Customer deposits	16,530	(22,608)
Net cash used in operating activities	(49,548)	(44,711)
Cash flows from investing activities
Purchase of property and equipment	(5,266)	(3,164)
Proceeds from disposals of property and equipment	114	20
Investments in unconsolidated entities	(1,146)	(1,187)
Return of investments from unconsolidated entities	7,500	296
Payments for acquisitions, net of cash acquired	—	(111,556)
Purchase of investment securities	(32,172)	—
Proceeds from sales of investment securities	20,002	—
Net cash used in investing activities	(10,968)	(115,591)
Cash flows from financing activities
Proceeds from revolving credit facility and other borrowings	391,312	510,213
Repayments on revolving credit facility and other borrowings	(55,347)	(212,000)
Proceeds from mortgage warehouse facilities	143,930	195,862
Repayments on mortgage warehouse facilities	(197,736)	(304,022)
Payments of debt issuance costs	(24)	(452)
Payments of preferred stock dividends	(3,375)	(3,375)
Payments for common stock withheld for taxes	(5,139)	(6,846)
Repurchases of common stock	(18,482)	(6,963)
Distributions to noncontrolling interests	—	(3,839)
Net cash provided by financing activities	255,139	168,578

Net increase in cash, cash equivalents and restricted cash	194,623	8,276
Cash, cash equivalents and restricted cash at beginning of period	284,390	339,825
Cash, cash equivalents and restricted cash at end of period	$479,013	$348,101
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$435,375	$297,468
Restricted cash	43,638	50,633
Total cash, cash equivalents and restricted cash	$479,013	$348,101

Supplemental disclosures of cash payments:
Cash paid for interest	$96,540	$66,904
Cash paid for income taxes, net of refunds(1)	7,827	38,658

Supplemental disclosures of noncash activities:
Noncash investing activities
Noncontrolling interest issued in business combinations(2)	—	7,568
Accrued cash consideration for business combinations	—	7,287
Total noncash investing activities	$—	$14,855
(1)Includes payments for purchased tax credits of $7.7 million related to 2025 income tax expense for the three months ended March 31, 2026 and payments for purchased tax credits of $36.6 million related to 2024 income tax expense for the three months ended March 31, 2025.
(2)Based on the estimated acquisition date fair value of the redeemable noncontrolling interest as of the reporting period date. Refer to Note 2, Acquisitions for more information.
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and instructions to Form 10-Q and Regulation S-X. The condensed consolidated financial statements include the accounts of DFH, its wholly-owned subsidiaries and any investments that may qualify for consolidation treatment. The noncontrolling interests represent equity interests held by others in certain of the Company’s subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The condensed consolidated financial statements and related notes do not include all of the information and footnotes required by GAAP for a complete set of financial statements. As such, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Reclassifications
Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform to the 2026 presentation.
Recent Accounting Pronouncements
In November 2024, the FASB issued Accounting Standard Update (“ASU”) Number 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“ASU 2024-03”). ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. Annual disclosure requirements under ASU 2024-03 will become effective for the fiscal year ending December 31, 2027 and interim disclosure requirements will become effective beginning for the three months ended March 31, 2028. The Company is currently evaluating the adoption of ASU 2024-03 on its condensed consolidated financial statements.

2.     Acquisitions
Financial Services
Alliant Title
On April 18, 2025, the Company acquired Colorado-based title insurance underwriter, Alliant National Title Insurance Company, Inc. and a related affiliate (collectively, “Alliant Title”), the operations of which are included in the Financial Services segment as of that date. The final cash consideration paid for the Alliant Title acquisition, inclusive of measurement period adjustments, was $37.2 million, net of $3.0 million of cash acquired. The purpose of this acquisition was to expand the Company’s financial services offerings to include title insurance underwriting. The acquisition was accounted for as a business combination under ASC Topic 805.
As of March 31, 2026, the final fair value of the assets acquired and the liabilities assumed (“acquired net assets”) resulted in $46.2 million of other assets and $35.4 million in accrued liabilities on the Condensed Consolidated Balance Sheet as of the date of acquisition, mostly related to available-for-sale (“AFS”) debt securities and reserve for title claim losses, respectively. As of March 31, 2026, the excess of the final aggregate purchase price over the aggregate fair value of the acquired net assets resulted in goodwill of $22.6 million, all of which was assigned to the Financial Services segment. Goodwill consists primarily of expected synergies from vertical integration with the Company’s title and homebuilding operations, the acquired workforce and growth opportunities.
Homebuilding
Green River Builders
On May 2, 2025, the Company acquired Atlanta, Georgia-based homebuilder, Green River Builders, Inc. (“Green River Builders”), the operations of which are included in the Southeast segment as of that date. The cash consideration paid for the Green River Builders acquisition was $34.1 million. Based on the fair value of the acquired net assets pursuant to ASC Topic 805, the Company primarily recorded $26.8 million of inventories on the Condensed Consolidated Balance Sheet as of the date of acquisition. The excess of the aggregate purchase price over the aggregate fair value of the acquired net assets of $8.8 million was recorded as goodwill, all of which was assigned to the Southeast segment.
Liberty Communities
On January 23, 2025, the Company acquired certain assets and assumed certain liabilities, comprising the majority of the Atlanta, Georgia-based homebuilder, Liberty Communities, LLC (“Liberty Communities” or “Liberty”), primarily through wholly-owned DFH subsidiaries, Dream Finders Holdings, LLC and DFH Liberty, LLC (“DFH Liberty”). The acquisition was accounted for as a business combination under ASC Topic 805. This acquisition allowed the Company to enter the Atlanta, Georgia market and expand its operations in the Greenville, South Carolina market. The cash consideration paid for the Liberty acquisition was $112.7 million. Additionally, as part of the consideration, the former owner of Liberty Communities received a redeemable noncontrolling interest in DFH Liberty with an acquisition date fair value of $8.1 million, which includes contractual rights to a portion of its future earnings upon exceeding a minimum earnings threshold. The excess of the aggregate purchase price over the aggregate fair value of the acquired net assets of $45.6 million was recorded as goodwill, which is predominantly attributable to the Atlanta, Georgia operations included in the Southeast segment.

3.    Debt
The outstanding debt obligations included the following as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026	As of December 31, 2025
Revolving credit facility	$1,119,000	$798,000
6.875% senior unsecured notes, due September 2030	295,043	294,758
8.250% senior unsecured notes, due August 2028	296,650	296,302
Mortgage warehouse facilities	139,031	192,837
Other borrowings	39,261	24,296
Total debt	$1,888,985	$1,606,193
The Company is subject to specified financial covenants as part of its debt obligations. The Company was in compliance with these financial covenants as of March 31, 2026 and December 31, 2025, as applicable, and expects to remain in compliance over the next 12 months.
Senior Unsecured Notes
The Company had the following senior unsecured notes (collectively, the “Senior Notes”) outstanding as of March 31, 2026:
2030 Notes
On September 5, 2025, the Company issued $300.0 million in aggregate principal amount of 6.875% senior unsecured notes due September 15, 2030 (the “2030 Notes”) pursuant to an indenture. Interest on the 2030 Notes is payable in arrears semiannually on each March 15 and September 15. The 2030 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of the Company’s subsidiaries. The net proceeds from the 2030 Notes were used to repay a portion of the then outstanding balance under the revolving credit facility.
The 2030 Notes are redeemable by the Company prior to September 15, 2027 by the payment of the principal amount due, which can be accomplished through the issuance of certain restricted equity offerings for specified portions of the principal balance of notes outstanding, plus specified rates and accrued and unpaid interest, and a make-whole premium in the event 100.0% of the principal amount is redeemed. On or after September 15, 2027, the 2030 Notes are redeemable at specified rates, initially equal to 103.4% of the principal balance, plus accrued and unpaid interest, which periodically decreases to 100.0% on September 15, 2029. Upon the occurrence of a Change of Control (as defined in the indenture governing the 2030 Notes), the holders of the 2030 Notes will have the right to require the Company to repurchase all or a portion of the 2030 Notes at a price equal to 101.0% of the aggregate principal amount of the 2030 Notes, plus any accrued and unpaid interest.
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
As of March 31, 2026, the 2028 Notes are redeemable at a specified rate of 104.1% of the principal balance, plus accrued and unpaid interest, and periodically decreases to a specified rate of 100.0% on August 15, 2027. Upon the occurrence of a Change of Control (as defined in the indenture governing the 2028 Notes), the holders of the 2028 Notes will have the right to require the Company to repurchase all or a portion of the 2028 Notes at a price equal to 101.0% of the aggregate principal amount of the 2028 Notes, plus any accrued and unpaid interest.
The indentures for the Senior Notes include customary events of default. Subject to specified exceptions, the indentures contain certain restrictive covenants that, among other things, limit the ability of the Company to incur or guarantee certain indebtedness, issue certain equity interests or engage in certain capital stock transactions. In addition, the indentures contain certain limitations related to mergers, consolidations and transfers of assets.

As of March 31, 2026 and December 31, 2025, unamortized debt issuance costs were $8.3 million and $8.9 million, respectively. Unamortized debt issuance costs reduce the carrying value of the Senior Notes reported on the Condensed Consolidated Balance Sheets within senior unsecured notes, net.
Credit Agreement
The Company has a revolving credit facility with aggregate commitments of $1.5 billion and a maturity date of August 21, 2028 for lenders comprising $1.2 billion of the aggregate commitments, with the remaining aggregate commitments maturing June 4, 2027 (the “Credit Agreement”). The Credit Agreement includes an accordion feature that allows the aggregate commitments to increase to up to $2.0 billion, subject to the borrowing base. Obligations under the Credit Agreement are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries.
Under the Credit Agreement, the Company has the ability to draw “Term SOFR Rate Loans” or “Daily Simple SOFR Rate Loans.” Term SOFR Rate Loans bear interest based on Term SOFR rates for one or three-month interest periods and include a SOFR adjustment of 10 basis points (“bps”) for each interest period. Daily Simple SOFR Rate Loans bear interest based on Daily Simple SOFR rates and include a SOFR adjustment of 10 bps. Interest under Term SOFR Rate Loans and Daily Simple SOFR Rate Loans also include an “applicable rate margin” determined based on the debt to capitalization ratio as defined within the Credit Agreement, equivalent to credit spreads of 2.00% to 2.95%.
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
The Company had unamortized debt issuance costs primarily related to the Credit Agreement of $10.3 million and $11.4 million as of March 31, 2026 and December 31, 2025. Unamortized debt issuance costs are included within other assets on the Condensed Consolidated Balance Sheets.
Amortization of debt issuance costs related to the Senior Notes and the Credit Agreement are recorded as capitalized interest within inventories on the Condensed Consolidated Balance Sheets and are expensed in cost of sales as the related homes close.
Mortgage Warehouse Facilities
The Company had the following mortgage warehouse lines of credit and repurchase agreements (“mortgage warehouse facilities”) with various financial institutions as of March 31, 2026 and December 31, 2025 related to Jet HomeLoans, which are used to finance its mortgage loans held for sale.
All of the outstanding balances for the borrowings below were collateralized by the mortgage loans held for sale reported on the Condensed Consolidated Balance Sheets (dollars presented in thousands):

	Outstanding Balance
Facility	As of March 31, 2026	As of December 31, 2025	Facility Amount	Interest Rate
Warehouse A	$35,931	$59,985	$100,000	SOFR + 2.00%; floor rate of 5.50%
Warehouse B	34,833	42,777	80,000	SOFR + 1.85%
Warehouse C	31,187	44,274	100,000	SOFR + 1.75%; floor rate of 4.50%
Warehouse D	37,080	45,801	100,000	SOFR + 2.00%
Total	$139,031	$192,837	$380,000
Amounts outstanding under the mortgage warehouse facilities are not guaranteed by DFH, or any of its other subsidiaries and the agreements contain various affirmative and negative covenants applicable solely to Jet HomeLoans that are customary for arrangements of this type.

4.    Inventories and Lot Deposits
Inventories consist of (i) construction in process (“CIP”) and finished homes, including capitalized interest costs incurred under certain of the debt obligations discussed in Note 3, Debt, (ii) owned land and lots, and (iii) pre-acquisition land costs. CIP represents homes under construction or completed, including sold, speculative (“spec”) and model homes. CIP includes the cost of finished lots and all direct costs incurred to build homes. The cost of homes is expensed on a specific identification basis when the home is delivered to the customer. Finished lots are generally purchased just-in-time for construction through existing lot option contracts with land developers or third-party landbanks and are included within owned land and lots until construction begins when the finished lot cost is transferred to CIP. Costs related to finished lots or land under development held by third-party land bank partners incurred prior to the purchase of the finished lots, including due diligence costs, lot option fees and property taxes in relation to the existing controlled lot pipeline, are capitalized into pre-acquisition land costs.
Inventories consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026	As of December 31, 2025
Construction in process and finished homes	$1,587,843	$1,563,922
Finished lots(1)	336,447	268,849
Pre-acquisition land costs	216,344	192,891
Inventories	$2,140,634	$2,025,662
(1)As of March 31, 2026 and December 31, 2025, included $70.0 million of consolidated inventory not owned in relation to finished lot sales to a land bank partner during the three months ended December 31, 2025. As part of the transaction, the Company received cash of $62.7 million, net of the lot deposit and closing costs.
On a quarterly basis, the Company reviews the performance and outlook of its communities to identify any indicators of potential impairment. Such indicators include gross margins or sales paces significantly below expectations, significant delays or changes in the planned construction for the community, and other known qualitative factors. In addition to considering market and economic conditions, the Company assesses current sales absorption levels, recent profitability as well as future plans including cost management initiatives and remaining life cycle of the community. The Company looks for instances where sales prices for homes in a community or potential sales prices for the future sale of homes within a community would be at a level at which the carrying value of the inventory related to that community may not be recoverable. If indicators of potential impairment exist and the carrying value of the inventory related to a community is determined to not be recoverable based on the fact that undiscounted cash flows expected to be generated by the community are lower than its carrying amount, impairment charges are recorded to write down the associated inventory to its estimated fair value.
Inventory impairment charges, with the exception of charges related to pre-acquisition land costs, are included in homebuilding cost of sales on the Condensed Consolidated Statements of Operations. No such impairment charges were recorded for the three months ended March 31, 2026 and 2025. Inventory impairment charges related to pre-acquisition land costs are included in selling, general and administrative expense (“SG&A”) on the Condensed Consolidated Statements of Operations. There were $0.8 million and no such charges recorded for this type of impairment for the three months ended March 31, 2026 and 2025, respectively.
The Company reviews lot deposits for impairment on a quarterly basis and will record an impairment charge when it intends to forfeit its deposit on an individual lot or portfolio of lots. Lot deposit impairment charges are included in SG&A on the Condensed Consolidated Statements of Operations. There were $0.8 million and $0.9 million of lot deposit impairment charges for the three months ended March 31, 2026 and 2025, respectively.

Capitalized interest activity related to the Credit Agreement and Senior Notes, which is included in CIP and finished homes, is summarized in the table below for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Capitalized interest as of beginning of the period	$55,664	$37,723
Interest incurred	30,166	26,666
Interest expensed	(759)	—
Interest charged to homebuilding cost of sales	(26,746)	(21,606)
Capitalized interest as of end of the period	$58,325	$42,783
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
On April 28, 2025, the former owner of Crescent Ventures, LLC (“Crescent Homes”) and his affiliates filed a complaint in Chancery Court in Delaware against the Company for an alleged breach of contract claim related to the Crescent Homes acquisition. The Company intends to defend the lawsuit. Earlier mediation was not successful and the former owner has filed a motion for summary judgment. The Company has opposed this filing and the matter is still awaiting consideration in Chancery Court in Delaware as of April 30, 2026. At this time, it is not possible to reasonably estimate the probability that either party will prevail.
The Company does not believe that any future outcomes of any claims or lawsuits currently outstanding will have a material adverse effect upon the condensed consolidated financial statements.
Surety Bonds and Letters of Credit
In the ordinary course of business, the Company obtains surety bonds and letters of credit to cover land development performance obligations with local municipalities. While substantial development and construction work may already be complete concerning the improvements at these sites, the letters of credit and surety bonds are typically not fully released until all development and construction activities have been completed. As of March 31, 2026 and December 31, 2025, the Company had outstanding surety bonds of $354.8 million and $358.7 million, respectively, and outstanding letters of credit of $27.6 million and $27.0 million, respectively, which are not reported on the Condensed Consolidated Balance Sheets.
6.    Variable Interest Entities
The Company holds investments in certain limited liability companies and similar entities that primarily conduct land acquisition, land development and/or other homebuilding activities in various markets where its homebuilding operations are located, which are considered variable interests. The investments create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. Additionally, in the ordinary course of business, the Company enters into option contracts with third-party land bank entities and certain unconsolidated entities for the ability to acquire rights to finished lots for the construction of homes.
The carrying amounts of the investments in unconsolidated VIEs, other than the lot option contracts discussed below, were $20.3 million and $26.6 million as of March 31, 2026 and December 31, 2025, respectively. The maximum exposure to loss is limited to the investment in the entities, as the Company is not obligated to provide them with any additional capital and does not guarantee any of their debt or other liabilities.

Under lot option contracts, the Company typically makes a specified earnest money deposit in consideration for the right to purchase finished lots in the future, at predetermined prices. The Company concluded that it is not the primary beneficiary of the land bank entities with which it enters into lot option contracts and, therefore, the Company does not consolidate any of these entities. The risk of loss related to finished lot and land bank option deposits and related fees was $792.6 million and $773.4 million as of March 31, 2026 and December 31, 2025, respectively.
7.    Income Taxes
The effective tax rate for the three months ended March 31, 2026 and 2025 was estimated to be 27.9% and 22.7%, respectively. The effective tax rate increase of 5.2% was primarily attributable to decreased tax benefits from stock-based compensation due to a lower Company stock price on the vesting date when compared to the grant date for certain awards.
8.    Segment Reporting
The Company primarily operates in the homebuilding business and is organized and reported mainly by region. The Company’s four reportable segments consist of the three homebuilding segments—the Southeast, Mid-Atlantic and Midwest—as well as the Financial Services segment. The homebuilding segments produce the majority of their homebuilding revenues through the sale and delivery of completed homes. The Financial Services segment generates the majority of its revenues from originating and selling mortgages, and collecting premiums and fees for closing services and title insurance. The four reportable segments are comprised of the following:
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

The following table summarizes revenues, significant expenses and income before taxes by segment for the three months ended March 31, 2026 and 2025 (in thousands):

	Southeast(1)	Mid-Atlantic	Midwest	Financial Services	Corporate(2)	Consolidated
2026
Total revenues	$273,450	$231,614	$331,595	$51,180	$—	$887,839
Homebuilding cost of sales	230,175	195,568	289,900	—	—	715,643
Financial services expense(3)	—	—	—	42,711	—	42,711
Selling, general and administrative expense	33,339	30,118	41,474	—	5,972	110,903
Other segment expense (income), net⁽⁴⁾	204	711	(118)	(600)	(421)	(224)
Income (loss) before taxes	$9,732	$5,217	$339	$9,069	$(5,551)	$18,806
2025
Total revenues	$307,633	$238,075	$424,400	$19,763	$—	$989,871
Homebuilding cost of sales	247,602	186,734	349,200	—	—	783,536
Financial services expense(3)	—	—	—	12,866	—	12,866
Selling, general and administrative expense	34,274	30,118	51,904	—	398	116,694
Other segment (income) expense, net(4)	(17)	6,807	782	72	(2,034)	5,610
Income before taxes	$25,774	$14,416	$22,514	$6,825	$1,636	$71,165
(1)The Southeast segment results exclude profits related to the manufacturing of panels used in homebuilding operations within the Southeast segment, which are eliminated in consolidation.
(2)Corporate includes operations and investments of the corporate component. Corporate SG&A primarily consists of depreciation of corporate assets, professional services fees, certain payroll costs and other general corporate expenses not allocated to the segments. Corporate other segment items primarily consist of interest income and expense, investment income, including changes in fair value of equity securities, rental income and income from unconsolidated entities.
(3)Financial services expense primarily consists of commissions, salaries and benefits.
(4)Other segment items related to the homebuilding segments primarily consist of interest income and expense, management fees and gains and losses on sales of fixed assets. Other segment items related to financial services primarily consist of investment income. For the three months ended March 31, 2025, amounts related to contingent consideration revaluation were reclassified into other segment items as there were no longer any contingent consideration arrangements as of December 31, 2025. For the three months ended March 31, 2025, other segment items for the Mid-Atlantic segment included $6.7 million of accrued expense from purchase price adjustments related to the Crescent Homes acquisition.
The following table summarizes total assets and goodwill by segment as of March 31, 2026 and December 31, 2025 (in thousands):

	Assets:		Goodwill:
	As of March 31, 2026	As of December 31, 2025	As of March 31, 2026	As of December 31, 2025
Southeast	$1,071,081	$1,010,715	$68,467	$68,467
Mid-Atlantic	925,094	904,598	144,959	144,959
Midwest	1,099,316	1,086,398	141,071	141,071
Financial Services	302,134	347,791	22,864	22,864
Corporate(1)	575,267	377,982	—	—
Consolidated	$3,972,892	$3,727,484	$377,361	$377,361
(1)Corporate assets are comprised of, but are not limited to, operating and restricted cash, deferred tax assets, prepaids and other assets not directly attributable to a reportable segment.

9. Title Insurance
Regulation
On April 18, 2025, the Company acquired Colorado-based title insurance underwriter, Alliant Title. Alliant Title is subject to extensive regulation under applicable state laws, including, among other things, restrictions on ability to pay dividends to its parent and oversight of certain investment policies. The laws of each of the states in which Alliant Title transacts business establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business; regulating trade practices; licensing agents; approving policy forms; prescribing accounting principles and financial practices; establishing reserves, capital and surplus as regards policyholders (“capital and surplus”) requirements; defining suitable investments, and; approving rate schedules. The Company is required to submit financial statements using statutory accounting principles to insurance regulatory authorities (“statutory financial statements”). Statutory financial statements differ in some respects from these GAAP condensed consolidated financial statements.
As of March 31, 2026 and December 31, 2025, capital and surplus on a statutory basis for Alliant Title was $11.4 million and $13.0 million, respectively. The amount of statutory capital and surplus necessary to satisfy regulatory requirements based on the current operations of Alliant Title was $7.0 million for both periods. On a statutory basis, Alliant Title had a net loss of $1.4 million for the three months ended March 31, 2026, as reported in their statutory financial statements. As of March 31, 2026 and December 31, 2025, retained earnings cannot be transferred in the form of dividends, loans or advances to the parent company under statutory regulations without prior insurance department approval. Alliant Title was in compliance with its respective minimum net worth and working capital requirements as of March 31, 2026 and December 31, 2025.
Reserve For Title Claim Losses
As of March 31, 2026 and December 31, 2025, the reserve for title claim losses was $33.2 million and $32.7 million, respectively, of which $29.0 million and $27.4 million, or 87.4% and 83.6%, respectively, represents the incurred but not reported component. For the three months ended March 31, 2026, the Company had a title claim loss provision of $2.2 million and claims paid, net of recoveries, of $1.8 million.
10.    Fair Value Disclosures
Fair value represents the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined using a fair value hierarchy established by GAAP, based on the inputs used to measure fair value. Level 1 inputs are unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable and significant to the fair value. The Company applies the fair value hierarchy to certain assets and liabilities remeasured or disclosed at fair value on a recurring basis, including mortgage loans held for sale, derivative assets and liabilities, AFS debt securities, equity investments in common stock and senior unsecured notes, net.
The fair value of mortgage loans held for sale is based on either investor commitments or quoted secondary-market prices. Derivative assets and liabilities are associated with mandatory and best effort interest rate lock commitments (“IRLC”) and mortgage backed securities (“MBS”) used to hedge interest rate risk on certain of the IRLC. The fair values for IRLC are derived from market pricing for instruments with similar characteristics or forward sale commitment prices, as well as certain unobservable inputs such as estimated costs to originate the loans and the probability that the mortgage loan will fund within the terms of the IRLC, known as the pull-through rate. The Company estimates the fair value of forward sales of MBS contracts based on quoted MBS prices. As of March 31, 2026 and December 31, 2025, the total notional amount of mortgage loans locked and approved through IRLC totaled approximately $108.2 million and $59.0 million, respectively, and carried weighted-average interest rates of approximately 5.1% and 5.2%, respectively. As of March 31, 2026 and December 31, 2025, the total notional amount of MBS sales totaled approximately $126.5 million and $48.8 million, respectively, and carried a weighted-average interest rate of approximately 4.2% and 4.2%, respectively. Management believes that carrying the mortgage loans held for sale and the derivative instruments used to economically hedge them at fair value enhances financial reporting by reducing volatility in reported earnings.
The fair value of AFS debt securities is principally a function of current market conditions and is primarily determined based on quoted prices in markets that are not active or model inputs that are observable or unobservable. The fair value of the Senior Notes are based on recent trades or quoted market prices for debt of similar terms, including maturity, to achieve comparable yields. The fair value of equity securities is based on independent quoted market prices.

The fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, customer deposits and mortgage warehouse facilities, approximate their carrying amounts due to the short-term nature of these instruments. The fair value of the Credit Agreement approximates its carrying amount since it is subject to short-term floating interest rates that reflect current market rates. Fair value measurements may also be utilized on a nonrecurring basis, such as for the accounting for acquisitions or the impairment of long-lived assets and inventory. As of December 31, 2025, the inventories for which the carrying value was determined to not be recoverable had a fair value of $11.6 million. These values are a level 3 in the fair value hierarchy. There were no such inventories as of March 31, 2026.
The following table outlines the carrying value and fair value of certain of the financial instruments with respect to the established fair value hierarchy level (in thousands) for the periods indicated:

		As of March 31, 2026		As of December 31, 2025
	Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Mortgage loans held for sale	Level 2	$147,184	$147,184	$205,089	$205,089
IRLC	Level 3	1,662	1,662	1,449	1,449
MBS	Level 2	1,199	1,199	—	—
AFS debt securities	Level 2	24,294	24,294	30,704	30,704
Equity securities	Level 1	22,268	22,268	4,877	4,877
Liabilities:
MBS	Level 2	$—	$—	$128	$128
Senior unsecured notes, net	Level 2	591,693	594,282	591,060	610,944
The following table presents additional information related to the AFS debt securities, including the largest major security type, corporate bonds, (in thousands) for the periods indicated:

	As of March 31, 2026		As of December 31, 2025
	Amortized cost	Fair value	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$293	$286	$1,080	$1,166
Due after one year through five years	4,456	4,466	8,314	8,461
Due after five years through ten years	6,708	6,707	8,240	8,402
Due after ten years	9,753	9,831	9,711	9,908
Asset-backed securities	3,000	3,004	2,746	2,767
Total AFS debt securities	$24,210	$24,294	$30,091	$30,704

AFS corporate bonds	$11,021	$11,030	$16,384	$16,775

11.    Related Party Transactions
The Company generally enters into related party transactions to secure finished lots for the construction of new homes.
DF Capital Funds
DF Capital Management, LLC (“DF Capital”) organizes real estate investment funds to acquire land and develop and sell finished lots. DF Capital is the investment manager of the funds. The Company owns a 49.0% membership interest in DF Capital and periodically enters into land bank arrangements with DF Capital. DF Capital and its funds are controlled by unaffiliated parties and the Company is not the primary beneficiary of DF Capital and its funds. The Company holds limited partnership interests in certain of the funds as well as indirect ownership through membership interests in the general partners of the respective funds. From time to time, certain members of executive management have invested as limited partners in the funds. Amounts due to and from the funds are based on the timing and amount of capital calls, as well as distributions of capital and earnings, all of which, as applicable, are made on a periodic basis over several years, consistent with the typical lifecycle of any land bank financing project.
DF Residential II, LP (“Fund II”) had an exclusive right of first offer on any land bank financing projects that meet its investment criteria and are undertaken by the Company. Fund II is currently in the harvesting period. As of March 31, 2026 and December 31, 2025, the Company had $15.9 million and $17.6 million, respectively, in outstanding lot deposits related to Fund II, controlling 1,312 lots and 1,479 lots, respectively.
DF Residential III, LP (“Fund III”) has an exclusive right of first offer on any land bank financing projects that meet its investment criteria and are undertaken by the Company. Fund III is currently in the investment period. As of March 31, 2026, Fund III was fully committed and the Company and key members of executive management have committed to make investments in Fund III of $57.6 million, of which 54.4% was contributed as of April 30, 2026. As of March 31, 2026 and December 31, 2025, the Company had $51.4 million and $53.6 million, respectively, in outstanding lot deposits related to Fund III, controlling 3,889 lots and 4,111 lots, respectively.
12.    Equity
Share Buyback Program
In June 2023, the Company’s Board of Directors approved a share buyback program under which the Company can repurchase its Class A common stock in open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the year ended December 31, 2025, the repurchase limit under the share buyback program was increased to $100.0 million and the period to repurchase shares was extended through June 30, 2027.
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
As of March 31, 2026 and December 31, 2025, approximately $32.0 million and $50.5 million, respectively, remained available for purchase under the share buyback program. During the three months ended March 31, 2026 and 2025, the Company repurchased 1,063,560 and 284,564 shares of Class A common stock for an aggregate purchase price of $18.5 million and $7.0 million, respectively.

13.    Earnings Per Share
The following weighted-average shares and share equivalents were used to calculate basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2026 and 2025 (in thousands, except share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator
Net income attributable to Dream Finders Homes, Inc.	$13,256	$54,903
Less: Preferred dividends	3,375	3,375
Net income available to common stockholders(1)	$9,881	$51,528
Denominator
Weighted-average number of common shares outstanding - basic	92,020,167	93,550,316
Add: Common stock equivalent shares(2)	409,027	7,809,898
Weighted-average number of shares outstanding - diluted	92,429,194	101,360,214
(1)For the three months ended March 31, 2026, represents the numerator used in the diluted earnings per share calculation as preferred dividends presented above are associated with the redeemable preferred stock that was deemed to be antidilutive and, therefore, not assumed to be converted. For the three months ended March 31, 2025, preferred dividends are added back to the numerator for the diluted earnings per share calculation, as the redeemable preferred stock was dilutive and assumed to be converted.
(2)The redeemable preferred stock and stock-based compensation awards are excluded from the calculation of diluted EPS in the event they are antidilutive. There were $10.4 million of antidilutive common stock equivalent shares associated with the redeemable preferred stock that were excluded from the diluted earnings per share calculation for the three months ended March 31, 2026, and none for the three months ended March 31, 2025. There were 0.4 million and 0.5 million of antidilutive common stock equivalent shares associated with stock-based compensation that were excluded from the diluted earnings per share calculation for the three months ended March 31, 2026 and 2025, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes thereto. Unless the context otherwise requires, the terms “Dream Finders,” “DFH,” the “Company,” “we,” “us” and “our” refer to Dream Finders Homes, Inc. and its subsidiaries.
Business Overview and Outlook
We design, build and sell homes primarily in high-growth markets using our asset-light lot acquisition strategy. Our primary focus is on constructing and selling single-family homes across entry-level, first-time move-up, second-time move-up and active adult markets, and we also sell homes to third-party investors that intend to lease the homes (“built-for-rent contracts”). To fully serve our homebuyers and capture ancillary business opportunities, we have financial services operations that offer mortgage banking solutions and title insurance—inclusive of agency and underwriting services. Additionally, we offer homeowners insurance and adjacent products to homebuyers.
Affordability remains the primary challenge for homebuyers across our markets, particularly within entry-level price points, as mortgage interest rates continue to remain elevated and macroeconomic uncertainty weighs on consumer confidence. In response, we continue to align pricing with current market conditions to promote sales activity, primarily through targeted incentives, including mortgage rate buydowns.

These actions have impacted margins and profitability, and may continue to do so in the near term as we balance pricing, incentives, and sales pace in a competitive and evolving environment. Demand has varied across our communities and remains highly sensitive to changes in mortgage interest rates and broader economic conditions.

We remain focused on executing our land-light strategy, improving operational efficiency and delivering homes that meet customer needs and differentiate us in our markets. While longer-term housing fundamentals, including supply constraints, remain positive, near-term performance may continue to be influenced by macroeconomic conditions and interest rate trends.
Recent Developments
Official Homebuilder of the Tampa Bay Rays
In the first quarter of 2026, the Company announced it will serve as the Official Homebuilder of the Tampa Bay Rays and Tampa Bay Rowdies. These partnerships are expected to provide opportunities in our new Tampa Bay market and other Florida communities, including expanding our marketing footprint.

Results of Consolidated Operations
The following table summarizes our results of operations and other financial data (in thousands, except per share amounts and percentages) for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Income before taxes:
Homebuilding	$15,288	$62,704
Financial services	9,069	6,825
Other(1)	(5,551)	1,636
Income before taxes	18,806	71,165
Income tax expense	(5,246)	(16,155)
Net income	13,560	55,010
Net income attributable to noncontrolling interests	(304)	(107)
Net income attributable to Dream Finders Homes, Inc.	$13,256	$54,903
Other Financial Data:
Basic EPS(2)	$0.11	$0.55
Diluted EPS(2)	$0.11	$0.54
Selling, general and administrative expense %(3)	13.3%	12.0%
EBITDA (in thousands)(4)	$70,812	$116,545
EBITDA margin %(4)(5)	8.0%	11.8%
Return on participating equity(6)	12.0%	28.5%
Balance Sheet Data (as of period end):
Cash and cash equivalents	$435,375	$297,468
Revolving credit facility and other borrowings	1,158,261	999,599
Senior unsecured notes, net	591,693	295,386
Mortgage warehouse facilities	139,031	181,457
Total mezzanine equity	178,039	177,519
Total Dream Finders Homes, Inc. stockholders’ equity	1,415,001	1,292,094
Total equity	1,416,802	1,293,849
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
(3)Selling, general and administrative expense (“SG&A”) of the consolidated Company calculated as a percentage of homebuilding revenues.
(4)EBITDA is a non-GAAP financial measure. For a definition of this non-GAAP financial measure and a reconciliation to our most directly comparable financial measures calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”
(5)Calculated as a percentage of total revenues.
(6)Return on participating equity is calculated as net income attributable to DFH, less redeemable preferred stock dividends, divided by average beginning and ending total Dream Finders Homes, Inc. stockholders’ equity (“participating equity”) for the trailing twelve months.
Net Income. In addition to the operational results by segment discussed below, in the first quarter of 2026, investing activities unrelated to our core homebuilding operations resulted in a net loss of approximately $1 million. Additionally, consolidated net income was negatively affected by approximately $1 million due to a higher effective tax rate primarily as a result of decreased tax benefits from stock-based compensation.

Results of Homebuilding Operations
The following table sets forth our results of homebuilding operations and other financial data (in thousands, except for percentages), as well as other operating data for the periods indicated:

	Three Months Ended March 31,
	2026	2025	Change	% Change
Homebuilding revenues	$836,659	$970,108	$(133,449)	(14)%
Homebuilding cost of sales	715,643	783,536	(67,893)	(9)%
Selling, general and administrative expense	104,931	116,296	(11,365)	(10)%
Income from unconsolidated entities	—	1	(1)	(100)%
Contingent consideration revaluation	—	1,100	(1,100)	(100)%
Other expense, net	797	6,471	(5,674)	(88)%
Income before taxes of homebuilding operations	$15,288	$62,704	$(47,416)	(76)%

Other Financial and Operating Data:
Home closings	1,870	1,925	(55)	(3)%
Average sales price of homes closed(1)	$447,753	$498,284	$(50,531)	(10)%
Net sales	2,408	2,032	376	19%
Cancellation rate	7.5%	11.7%	(4.2)%	(36)%
Homebuilding gross margin(2)	$121,016	$186,572	$(65,556)	(35)%
Homebuilding gross margin %(2)(3)	14.5%	19.2%	(4.7)%	(24)%
Adjusted homebuilding gross margin(4)	$203,322	$270,100	$(66,778)	(25)%
Adjusted homebuilding gross margin %(3)(4)	24.3%	27.8%	(3.5)%	(13)%
Homebuilding selling, general and administrative expense %(5)	12.5%	12.0%	0.5%	4%
Active communities as of period end(6)	332	258	74	29%
Backlog - units	2,377	2,802	(425)	(15)%
Backlog - value (in thousands)	$1,105,868	$1,386,954	$(281,086)	(20)%
Net homebuilding debt to net capitalization(4)	44.7%	40.4%	4.3%	11%
(1)Average sales price of homes closed is calculated based on homebuilding revenues, adjusted for the impact of percentage of completion revenues, excluding deposit forfeitures and land sales, over homes closed.
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
(5)Selling, general and administrative expense of homebuilding operations (“Homebuilding SG&A”) calculated as a percentage of homebuilding revenues.
(6)A community becomes active once the model is completed or the community has its fifth net sale. A community becomes inactive when it has fewer than five homesites remaining to sell.

The following tables summarize home closings and average sales price (“ASP”) of homes closed by homebuilding segment for the three months ended March 31, 2026 and 2025, as well as active communities as of March 31, 2026 and 2025:

	Three Months Ended March 31, 2026		As of March 31, 2026
Segment	Home Closings	ASP	Active Communities
Southeast	614	$437,746	109
Mid-Atlantic	626	380,147	87
Midwest	630	524,682	136
Total	1,870	$447,753	332

	Three Months Ended March 31, 2025		As of March 31, 2025
Segment	Home Closings	ASP	Active Communities
Southeast	687	$445,901	84
Mid-Atlantic	521	454,581	69
Midwest	717	580,221	105
Total	1,925	$498,284	258
The following table presents income before taxes (in thousands) and homebuilding gross margin (or “gross margin”) percentage by segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
Segment	Income Before Taxes	Gross Margin %	Income Before Taxes	Gross Margin %
Southeast	$9,732	15.8%	$25,774	19.5%
Mid-Atlantic	5,217	15.6	14,416	21.6
Midwest	339	12.6	22,514	17.7
Total	$15,288	14.5%	$62,704	19.2%
Homebuilding Revenues. The decrease in homebuilding revenues was primarily attributable to a lower consolidated ASP of homes closed, which decreased 10% when comparing the three months ended March 31, 2026 to the three months ended March 31, 2025, largely due to the higher use of sales incentives as a percentage of homebuilding revenues, which increased by 120 basis points (“bps”), or 15%, when compared to the three months ended March 31, 2025. This reduction in homebuilding revenues was also due to a decrease in home closings of 55 homes for the three months ended March 31, 2026 to 1,870 from 1,925 home closings for the three months ended March 31, 2025.
Homebuilding Gross Margin. The lower homebuilding gross margin was primarily due to the decrease in consolidated ASP of homes closed, as well as the decrease in home closings, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. In addition to the increased use of sales incentives as a percentage of homebuilding revenues, the decrease in homebuilding gross margin as a percentage of homebuilding revenues when comparing the three months ended March 31, 2026 and 2025 was primarily attributable to higher land and financing costs, partially offset by direct cost reductions and cycle-time improvements.

Southeast. Our Southeast segment homebuilding revenues for the three months ended March 31, 2026 were $273 million, a decrease of $35 million, or 11%, from $308 million for the three months ended March 31, 2025. This revenue contraction was primarily driven by a decrease in home closings of 73, or 11%, as well as a 2% decrease in the ASP of homes closed. Homebuilding gross margin percentage was 15.8% for the three months ended March 31, 2026, representing a decrease of 370 bps, or 19%, when compared to the three months ended March 31, 2025. The decrease in homebuilding gross margin percentage was mostly the result of higher land and financing costs, partially offset by direct cost reductions.
Mid-Atlantic. Our Mid-Atlantic segment homebuilding revenues for the three months ended March 31, 2026 were $232 million, a decrease of $6 million, or 3%, from $238 million for the three months ended March 31, 2025. This decline in revenue was primarily driven by a decrease in ASP of homes closed of $74,434, or 16%, and was largely offset by an increase in home closings of 105, or 20%. The reduction in ASP was mostly driven by higher use of sales incentives as a percentage of homebuilding revenues, which increased by 240 bps, or 60%, when compared to the three months ended March 31, 2025, as well as a higher relative and absolute number of built-for-contract closings with lower ASPs. Homebuilding gross margin percentage was 15.6% for the three months ended March 31, 2026, representing a decrease of 600 bps, or 28%, when compared to the three months ended March 31, 2025. The reduction in homebuilding gross margin percentage was mainly due to increased sales incentives and land and financing costs.
Midwest. Our Midwest segment homebuilding revenues for the three months ended March 31, 2026 were $332 million, a decrease of $92 million, or 22%, from $424 million for the three months ended March 31, 2025. This decrease was primarily due to a decrease in ASP of homes closed of $55,539, or 10%, as well as lower home closings of 87, or 12%. The decline in ASP was mostly driven by higher use of sales incentives as a percentage of homebuilding revenues, which increased by 160 bps, or 15%, when compared to the three months ended March 31, 2025. Additionally, ASP was impacted by changes in product mix, including the strategic introduction of lower-priced offerings in 2025, particularly in our Texas markets, which were not yet fully reflected in the results for the three months ended March 31, 2025. Homebuilding gross margin percentage was 12.6% for the three months ended March 31, 2026, representing a decrease of 510 bps, or 29%, when compared to the three months ended March 31, 2025. The reduction in homebuilding gross margin percentage was primarily due to higher sales incentives and changes in product mix, as well as an increase in land and financing costs.
Selling, General and Administrative Expense. The dollar decrease in Homebuilding SG&A was primarily driven by lower compensation cost of $13 million mostly due to reductions commensurate with operational volume and financial results. In addition, the corporate allocation of SG&A attributable to the homebuilding operations decreased by $3 million. The decrease in Homebuilding SG&A was partially offset by a $4 million increase in spend on forward mortgage commitment programs to allow our homebuyers to access lower mortgage interest rates on home loans when compared to the three months ended March 31, 2025. $10 million of the decrease in compensation costs and $2 million of the increase in spend on forward mortgage commitment programs during the three months ended March 31, 2026 were included in our Midwest segment. Homebuilding SG&A as a percentage of homebuilding revenues was 12.5% for the three months ended March 31, 2026, an increase of 50 bps from 12.0% for the three months ended March 31, 2025. The percentage increase in Homebuilding SG&A was primarily attributable to reduced absorption.
Other Expense, Net. The decrease in other expense, net for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to $6.7 million of purchase price adjustments related to the February 2024 Crescent Ventures, LLC acquisition, which were recognized outside of the measurement period during the first quarter of 2025.
Income Before Taxes Of Homebuilding Operations. The decrease in income before taxes of homebuilding operations during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily attributable to the reduction in homebuilding revenues, gross margin and Homebuilding SG&A as a percentage of homebuilding revenues, all of which are explained above.

Land Acquisition and Development Process
We employ an asset-light lot acquisition strategy to achieve our growth goals. This strategy involves two key approaches: finished lot option contracts and land bank option contracts. These option contracts generally allow us, at our option, to forfeit our right to purchase the lots controlled for any reason, and our legal obligation and economic loss as a result of such forfeitures is limited to the amount of the deposits paid and, where applicable, termination fees pursuant to such option contracts and, in the case of land bank option contracts, our loss is limited to the related lot option fees paid to the land bank partner and, for certain land bank option contracts, any potential performance obligations, management of the land development to completion and any cost overruns relative to the project. We provide lot deposits typically averaging 10% of the land purchase price. Lot option fees are based on the outstanding capital balance held by the land banker, and as such, delays in land development and/or longer finished lot takedown periods result in additional costs.
As of March 31, 2026 and December 31, 2025, our lot deposits for finished lot option and land bank option contracts were $534 million and $545 million, respectively. As of March 31, 2026 and December 31, 2025, we controlled 60,629 and 63,121 lots under finished lot option and land bank option contracts, respectively. The risk of loss related to finished lot and land bank option deposits and related fees was $792.6 million and $773.4 million as of March 31, 2026 and December 31, 2025, respectively. Risk of loss includes the lot deposits noted above, which are reported as such on the condensed consolidated balance sheet, pre-acquisition land costs, which include due diligence costs, lot option fees and property taxes, which are included in inventories on the condensed consolidated balance sheet, and any applicable termination fees.
Controlled Lots Pipeline
The following table presents our controlled lots through option contracts by homebuilding segment as of March 31, 2026 and December 31, 2025:

	As of March 31,	As of December 31,
Segment(1)	2026	2025	% Change
Southeast	23,080	23,616	(2%)
Mid-Atlantic	22,659	23,517	(4%)
Midwest	14,890	15,988	(7%)
Total(2)	60,629	63,121	(4%)
(1)Refer to Note 8, Segment Reporting to our condensed consolidated financial statements for further explanation of our reportable segments.
(2)As of March 31, 2026 and December 31, 2025, we had 252 and 731 controlled lots under built-for-rent contracts, respectively.
Active Communities
A community becomes active once the model is completed or the community has its fifth net sale. A community becomes inactive when it has fewer than five units remaining to sell. Ending active community count is an important metric to forecast future net sales for our business. As of March 31, 2026, we had 332 active communities, an increase of 74 communities, or 29%, as compared to 258 active communities as of March 31, 2025. As of March 31, 2026, the Company had 1,347 completed quick move-in ready homes, which represents approximately 4 spec homes per ending active community.
Our active community count excludes communities under built-for-rent contracts, as all sales to third-party investors occur at one point in time and these communities would have no homesites remaining to sell. As of March 31, 2026, we had 12 communities delivering closings under built-for-rent contracts, as compared to 5 communities as of March 31, 2025.

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
Our materials are subject to price fluctuations. Once construction of a home begins, prices for the materials and labor utilized in the construction of that particular home are generally locked via purchase orders, but fluctuations may occur as a result of market conditions. Price fluctuations may be caused by several factors, including seasonal variation in availability of materials, labor and supply chain disruptions, fluctuations in oil prices influencing transportation, energy and manufacturing costs, international trade disputes and resulting tariffs, and changes in demand for materials as a result of the housing market conditions where we operate. The price changes that most significantly influence our operations are price increases in commodities and labor availability.
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
The following table presents information concerning our net sales, starts and closings in each of our homebuilding segments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,						Period Over Period Percent Change
	2026			2025
Segment	Net Sales	Starts	Closings	Net Sales	Starts	Closings	Net Sales	Starts	Closings
Southeast	818	697	614	690	560	687	19%	24%	(11)%
Mid-Atlantic(1)	773	658	626	542	587	521	43%	12%	20%
Midwest	817	921	630	800	790	717	2%	17%	(12)%
Total	2,408	2,276	1,870	2,032	1,937	1,925	19%	18%	(3)%
(1)Excluding built-for-rent contracts, net sales in the Mid-Atlantic segment increased by 14% when comparing the three months ended March 31, 2026 to the three months ended March 31, 2025.

Our backlog of sold homes (“backlog”) consists of homes under contract that have not yet been delivered to a homebuyer or third-party investor. Backlog represents the number of homes in backlog from the previous period, plus net sales, minus the number of home closings during the period. Our backlog at any given time will be affected by cancellations, the number of our active communities and changes in the percentage of spec home sales versus pre-order sales and built-for-rent contracts, which are customarily delivered over a longer period of time. Homes in backlog are generally closed within one to nine months.
The following table presents information concerning our backlog in number of homes, ASP and aggregate value (in thousands) for our homebuilding segments as of the dates set forth below:

	As of March 31,
	2026			2025
Segment	Homes	ASP	Value	Homes	ASP	Value
Southeast	1,037	$448,491	$465,085	1,230	$429,818	$528,676
Mid-Atlantic	778	370,459	288,217	718	444,643	319,254
Midwest	562	627,344	352,567	854	623,088	532,117
Total	2,377	$465,237	$1,105,868	2,802	$494,987	$1,386,954
Backlog of sold homes as of March 31, 2026 was 2,377 homes valued at approximately $1.1 billion based on ASP, a decrease of 425 homes and $0.3 billion in value, or 15% and 20%, respectively, from 2,802 homes valued at approximately $1.4 billion as of March 31, 2025. Approximately 106 of the homes in our backlog are expected to be delivered in 2027 and beyond. The overall decrease in backlog was reflective of a continued constrained sales environment, despite an increase in net sales in the current period, as well as a continued trend toward move-in ready spec homes relative to pre-order sales and, to a lesser extent, fewer built-for-rent contracts in backlog. Spec homes typically result in quicker closings and turnover of the backlog within the same reporting period.
Southeast. Backlog for the Southeast segment as of March 31, 2026 was 1,037 homes, a decrease of 193 from 1,230 homes as of March 31, 2025. The decrease from prior year was primarily attributable to fewer built-for-rent contracts in backlog, as existing contracts were delivered.
Mid-Atlantic. Backlog for the Mid-Atlantic segment as of March 31, 2026 was 778 homes, an increase of 60 from 718 homes as of March 31, 2025. The increase in backlog from prior year was primarily attributable to increased sales activity and a built-for-rent contract backlog of 145 homes.
Midwest. Backlog for the Midwest segment as of March 31, 2026 was 562 homes, a decrease of 292 from 854 homes as of March 31, 2025. The decrease from prior year was mostly a result of the continued constrained sales environment, slightly offset by higher net sales relative to closings.
The following table presents information concerning our cancellation rates for each of our homebuilding segments for the periods set forth below:

	Three Months Ended March 31,
Segment	2026	2025
Southeast	9.4%	11.2%
Mid-Atlantic	6.8%	14.0%
Midwest	6.2%	10.6%
Total(1)	7.5%	11.7%
(1)Our cancellation rate for a given period is calculated as the total number of sales contracts cancelled during the period, divided by the total number of new home sales contracts entered into during the period.
Our cancellation rate for the three months ended March 31, 2026 was 7.5%, an improvement of 420 bps when compared to the 11.7% cancellation rate for the three months ended March 31, 2025. The improvement is partly attributable to the higher number of spec sales contracts, which have shorter closing cycles, typically resulting in lower cancellations when compared to pre-sold home sales contracts.

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
The following table presents selected financial information and supplemental data for our Financial Services segment for the three months ended March 31, 2026 and 2025 (dollars in thousands, unless otherwise indicated):

	Three Months Ended March 31,
	2026	2025	Change	% Change
Mortgage revenues	$18,188	$14,908	$3,280	22%
Title and other services revenues	32,992	4,855	28,137	580%
Total financial services revenues	51,180	19,763	31,417	159%
Financial services expense	42,711	12,866	29,845	232%
Other income, net	(542)	(12)	(530)	4417%
(Income) loss from unconsolidated entities	(58)	84	(142)	(169)%
Financial services income before taxes	$9,069	$6,825	$2,244	33%
Mortgage Financing Supplemental Data:
Total originations:
Number of loans	1,246	1,187	59	5%
Principal (in millions)	$496	$513	$(17)	(3)%
Capture rate	81.2%	78.4%	2.8%	3.8%
Average FICO score	735	738	(3)	—%
Funded origination breakdown:
Government (FHA, VA, USDA)	44.5%	55.8%	(11.3)%	(19.7)%
Non-agency	55.5%	44.2%	11.3%	24.9%
Mortgage Banking. Mortgage banking revenues for the three months ended March 31, 2026 were $18 million, an increase of $3 million or 22%, from $15 million for the three months ended March 31, 2025. Financial services income before taxes related to mortgage banking for the three months ended March 31, 2026 was $9 million, an increase of $4 million from $5 million for the three months ended March 31, 2025. These increases were primarily due to execution efficiency and hedging strategies implemented after the first quarter of 2025.
Title and Other Services. Title and other services revenues for the three months ended March 31, 2026 were $33 million, an increase of $28 million from $5 million for the three months ended March 31, 2025. Financial services income before taxes related to title and other services for the three months ended March 31, 2026 was less than $1 million, a decrease of $2 million from the three months ended March 31, 2025. The increase in revenues and decrease in income were mostly due to the April 2025 acquisition of Alliant Title, with the decline in income reflecting ongoing integration and restructuring initiatives intended to enhance operational efficiency and position the business for long-term growth.

Non-GAAP Financial Measures
Management utilizes specific non-GAAP financial measures as supplementary tools to evaluate operating performance. These include EBITDA, adjusted homebuilding gross margin and net homebuilding debt to net capitalization. Other companies may not calculate non-GAAP financial measures in the same manner that we do. Accordingly, these non-GAAP financial measures should be considered only as a supplement to relevant GAAP information, as reconciled for each measure below. In the future, we may incorporate additional adjustments to these non-GAAP financial measures as we find them relevant and beneficial for both management and investors.
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
The following table presents a reconciliation of EBITDA to the GAAP financial measure of net income for each of the periods indicated (unaudited and in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025
Net income attributable to Dream Finders Homes, Inc.	$13,256	$54,903
Interest income	(841)	(916)
Interest charged to homebuilding cost of sales(1)	46,786	41,805
Interest expense	1,238	—
Income tax expense	5,246	16,155
Depreciation and amortization(2)	5,127	4,598
EBITDA	$70,812	$116,545
EBITDA margin %(3)	8.0%	11.8%
(1)Includes interest charged to homebuilding cost of sales related to our Senior Notes and Credit Agreement, as well as lot option fees.
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
The following table presents a reconciliation of adjusted homebuilding gross margin to the GAAP financial measure of homebuilding gross margin for each of the periods indicated (unaudited and in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025
Homebuilding gross margin(1)	$121,016	$186,572
Interest expense in homebuilding cost of sales(2)	46,786	41,805
Amortization in homebuilding cost of sales(3)	(65)	1,329
Commission expense	35,585	40,394
Adjusted homebuilding gross margin	$203,322	$270,100
Homebuilding gross margin %(4)	14.5%	19.2%
Adjusted homebuilding gross margin %(4)	24.3%	27.8%
(1)Homebuilding gross margin is homebuilding revenues less homebuilding cost of sales.
(2)Includes interest charged to homebuilding cost of sales related to our senior unsecured notes, net, revolving credit facility and other homebuilding-related debt (“homebuilding debt”), as well as lot option fees.
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
The following table presents a reconciliation of net homebuilding debt to net capitalization to the GAAP financial measure of total debt to total capitalization as of each of the periods indicated (unaudited and in thousands, except percentages):

	As of March 31,	As of December 31,	As of March 31,
	2026	2025	2025
Total debt	$1,888,985	$1,606,193	$1,476,442
Total mezzanine equity	178,039	178,039	177,519
Total equity	1,416,802	1,426,072	1,293,849
Total capitalization	$3,483,826	$3,210,304	$2,947,810
Total debt to total capitalization	54.2%	50.0%	50.1%

Total debt	$1,888,985	$1,606,193	$1,476,442
Less: Mortgage warehouse facilities and other secured borrowings	162,980	217,133	181,457
Less: Cash and cash equivalents	435,375	234,766	297,468
Net homebuilding debt	1,290,630	1,154,294	997,517
Total mezzanine equity	178,039	178,039	177,519
Total equity	1,416,802	1,426,072	1,293,849
Net capitalization	$2,885,471	$2,758,405	$2,468,885
Net homebuilding debt to net capitalization	44.7%	41.8%	40.4%
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
Our principal uses of capital are for lot deposits, lot purchases just-in-time for construction, vertical home construction, operating expenses, the payment of routine liabilities, business acquisitions and the origination of mortgage loans. There were no cash payments for business acquisitions during the three months ended March 31, 2026, and there were cash payments of $112 million for business acquisitions during the three months ended March 31, 2025. Refer to Note 1, Nature of Business and Significant Accounting Policies to the consolidated financial statements within our Annual Report on Form 10-K for the year ended December 31, 2025, for more information.

Cash flows generated by our homebuilding projects can differ materially from our results of operations, as these depend upon the stage in the life cycle of each project. The majority of our projects begin at the land acquisition and development stage when we enter into finished lot option and land bank option contracts by placing a deposit with a land seller, developer or land banker. Our lot deposits are an asset on our Condensed Consolidated Balance Sheets. Early stages in our communities require material cash outflows relating to finished lot purchases from option contracts, permitting, construction and furnishing of model homes, roads, utilities, general landscaping and other amenities, as well as ongoing association fees and property taxes. Except for furnishings of model homes, these costs are capitalized within our inventories and are not recognized as an expense until a home sale closes. As such, we incur significant cash outflows prior to the recognition of revenues and the related cost of sales.
In later stages of the life cycle of a community, cash inflows could significantly exceed our results of operations, as the cash outflows associated with land purchase and home construction and other expenses were previously incurred.
We actively enter into finished lot option contracts by placing deposits with land sellers or land bankers based on the aggregate purchase price of the finished lots. When entering into these contracts, we also agree to purchase finished lots at predetermined prices, time frames and quantities that match our expected selling pace in the communities. We also enter into land development arrangements with land sellers, land developers and land bankers. Furthermore, to satisfy performance-related obligations in connection with certain land option agreements, we enter into surety bonds and letters of credit arrangements. Refer to “—Off-Balance Sheet Arrangements” for additional information.
Our lot deposits are generally 100% applicable to the lot purchase price. In land bank transactions, we also incur lot option fees on the outstanding capital balance held by the land banker and may also incur termination fees, where applicable. The initial investment and lot option fees require us to have the ability to allocate liquidity resources to projects that will not generate cash inflows or operating income in the near term.
The above cash and land-light strategies allow us to maintain an adequate lot supply in our existing markets and support ongoing growth and profitability while significantly de-risking our balance sheet. We continue to operate in geographic regions with consistent increases in demand for new homes and constrained lot and inventory supply compared to population and job growth trends. We intend to continue to reinvest our earnings into our business and focus on expanding our operations. In addition, as the opportunity to purchase finished lots in desired locations becomes increasingly more limited and competitive, we are committed to allocating additional liquidity to land bank deposits on land development projects, as this strategy mitigates the risks associated with holding undeveloped land on our balance sheet, while allowing us to control adequate lot supply in our key markets to support forecasted growth. As of March 31, 2026 and December 31, 2025, our lot deposits related to finished lot option contracts and land bank option contracts were $534 million and $545 million, respectively.
As of March 31, 2026 and December 31, 2025, our total liquidity was as follows (in thousands):

	As of March 31, 2026	As of December 31, 2025
Borrowing base(1)	$1,356,888	$1,475,000
Outstanding balance under Credit Agreement	(1,119,000)	(798,000)
Letters of credit outstanding(2)	(12,047)	(12,449)
Availability under Credit Agreement	225,841	664,551
Cash and cash equivalents(3)	435,375	234,766
Total liquidity	$661,216	$899,317
(1)As of March 31, 2026 and December 31, 2025, the borrowing base under the Credit Agreement is reduced by the principal amount of the Senior Notes of $600 million. As of March 31, 2026, the borrowing base calculation included available cash and escrow receivables in excess of $25 million. Refer to Note 3, Debt to our condensed consolidated financial statements for additional information.
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

Obligations under the Credit Agreement and Senior Notes are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries. As of March 31, 2026, we were in compliance with the covenants set forth for all of our debt obligations. Refer to Note 3, Debt to our condensed consolidated financial statements for more information on the Credit Agreement, Senior Notes and the mortgage warehouse facilities.
We continue to evaluate our overall capital structure and explore options to strengthen our balance sheet. We will remain opportunistic while assessing available capital in the debt and equity markets.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(49,548)	$(44,711)
Net cash used in investing activities	(10,968)	(115,591)
Net cash provided by financing activities	255,139	168,578
Net cash used in operating activities was relatively consistent at $50 million for the three months ended March 31, 2026, compared to $45 million of net cash used in operating activities for the three months ended March 31, 2025. The slight change in net cash used in operating activities was mostly due to the decrease in net income of $41 million, increased spend on inventories of $54 million and the reduction of $58 million in mortgage loans held for sale from the beginning of the current period, compared to a reduction of $114 million in the prior year. These increases in net cash used in operating activities were mostly offset by $64 million from reduced expenditures on lot deposits, increased customer deposits of $39 million from increased sales activity and a smaller reduction in accounts payable and accrued expenses of $34 million. The change in net cash used in operating activities are net of the effects of the Liberty Communities acquisition.
Net cash used in investing activities was $11 million for the three months ended March 31, 2026, compared to $116 million of net cash used in investing activities for the three months ended March 31, 2025, mostly attributable to business acquisition related payments during the three months ended March 31, 2025, which did not recur during the current period.
Net cash provided by financing activities was $255 million for the three months ended March 31, 2026, compared to $169 million of net cash provided by financing activities for the three months ended March 31, 2025. The change in net cash provided by financing activities reflected a $38 million net increase in homebuilding related borrowings and a $54 million decrease in net repayments for our mortgage warehouse facilities during the period compared to the prior year period. The increased net cash provided by financing activities was partially offset by higher common stock repurchases of $12 million relative to the comparative period.
Redeemable Noncontrolling Interests
Based on the terms of the purchase agreement, at the time of an acquisition, we may issue redeemable noncontrolling interest. A redeemable noncontrolling interest is reported within mezzanine equity on the Condensed Consolidated Balance Sheets at the greater of the initial carrying amount (its fair value on the acquisition date) adjusted for the noncontrolling interest’s share of net income (loss) less distributions or its redemption value. After achieving the minimum earnings threshold, the amount of net income that is attributable to the redeemable noncontrolling interest will be presented within net income attributable to noncontrolling interests on the Condensed Consolidated Statements of Operations. As of March 31, 2026, the redeemable noncontrolling interests totaled $30 million, of which no amount was redeemable within 12 months. Refer to Note 1, Nature of Business and Significant Accounting Policies to the consolidated financial statements within our Annual Report on Form 10-K for the year ended December 31, 2025, for more information.

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
Pursuant to the terms of the redeemable preferred stock, any time after September 29, 2026, a holder of shares of redeemable preferred stock can elect to convert their shares into shares of our Class A common stock at a conversion price based on the average of the immediately-preceding trailing 90 trading days’ closing price of Class A common stock prior to conversion, less 20% of the average and subject to a floor conversion price of $4.00 (the “Conversion Right”). We currently expect and plan to redeem all of the outstanding shares of redeemable preferred stock prior to September 29, 2026, after which the Conversion Right becomes effective.
The Board of Directors of the Company (the “Board of Directors”) has the authority to issue one or more series of preferred stock, par value $0.01 per share, without stockholder approval. Refer to Note 13, Equity to the consolidated financial statements within our Annual Report on Form 10-K for the year ended December 31, 2025, for further details on the terms of the redeemable preferred stock.
Contractual Obligations
For the three months ended March 31, 2026, there have been no material changes to our contractual obligations previously described under the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2025.
Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2026 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
As of March 31, 2026 and December 31, 2025, we had outstanding surety bonds of $355 million and $359 million, respectively, and outstanding letters of credit of $28 million and $27 million, respectively. We believe we will fulfill our obligations under the related arrangements and do not anticipate any material losses under these surety bonds and letters of credit.

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
•our integration of companies that we have acquired into our operations; and
•results of legal or regulatory proceedings or claims.
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
We caution you that these forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. These risks include, but are not limited to, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Should one or more of such risks or uncertainties occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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
Under the Credit Agreement, the Company has the ability to draw “Term SOFR Rate Loans” or “Daily Simple SOFR Rate Loans.” Term SOFR Rate Loans bear interest based on Term SOFR rates for one or three-month interest periods and include a SOFR adjustment of 10 bps for each interest period. Daily Simple SOFR Rate Loans bear interest based on Daily Simple SOFR rates and include a SOFR adjustment of 10 bps. Interest under Term SOFR Rate Loans and Daily Simple SOFR Rate Loans also include an “applicable rate margin” determined based on the net debt to capitalization ratio defined in the Credit Agreement, equivalent to credit spreads of 2.00% to 2.95%.
Interest on Base Rate as defined within the Credit Agreement or Daily Simple SOFR Rate advances borrowed under the Credit Agreement are payable in arrears on a monthly basis. Interest on Term SOFR rate advances borrowed under the Credit Agreement are payable in arrears at the end of the interest period applicable to such advance, or, if less than such interest period, three months after the beginning of such interest period. The Company pays the lenders a commitment fee on the amount of the unused commitments on a quarterly basis at a rate per annum that will vary from 0.20% to 0.30% depending on the net debt to capitalization ratio defined in the Credit Agreement.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2026. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of March 31, 2026 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides to the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.
Changes in Internal Control over Financial Reporting
Alliant Title
We completed the Alliant Title acquisition on April 18, 2025, which is discussed in detail in Note 2, Acquisitions to the condensed consolidated financial statements. Our assessment of the effectiveness of disclosure controls and procedures did not encompass the internal controls over financial reporting of Alliant Title. This decision aligns with the general guidance from the SEC Staff, allowing the exclusion of an assessment of a recently acquired business from management’s scope for an internal controls audit for up to one year post-acquisition. With the completion of the Alliant Title acquisition, we are in the process of implementing internal controls over significant processes, which we consider appropriate and necessary given the integration level. Alliant Title contributed approximately 3% to our total revenues for the quarter ended March 31, 2026. As of March 31, 2026, the total assets of the acquired business represented about 2% of total consolidated assets, mainly comprising investments and goodwill.
There have been no other changes in the internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting for the quarter ended March 31, 2026.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to ongoing legal proceedings in the ordinary course of business. We do not believe the results of currently pending proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity. Refer to Note 5, Commitments and Contingencies—Legal Proceedings to our condensed consolidated financial statements for additional information.
ITEM 1A. RISK FACTORS
There are numerous factors that affect our business and results of operations, many of which are difficult to predict or are beyond our control. Refer to Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2025, which contains descriptions of significant risks that have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. There have been no material changes to risk factors previously disclosed in the reports cited above.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Buyback Program
In June 2023, the Company’s Board of Directors approved a share buyback program under which the Company can repurchase its Class A common stock in open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During the year ended December 31, 2025, the repurchase limit under the share buyback program was increased to $100.0 million and the period to repurchase shares was extended through June 30, 2027.
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
The following table provides information with respect to repurchases of shares of Class A common stock by the Company during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2026 - 1/31/2026	309,412	$18.88	309,412	$44,631,753
2/1/2026 - 2/28/2026	272,609	19.83	272,609	39,225,673
3/1/2026 - 3/31/2026	481,539	15.02	481,539	31,991,891
Total	1,063,560	$17.38	1,063,560

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
Directors and Executive Officers. Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act (“Rule 10b5-1”) and in compliance with guidelines specified by the Company. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including shares acquired pursuant to the Company’s equity plans (“Rule 10b5-1 Trading Plans”). Under a Rule 10b5-1 Trading Plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted, terminated or modified by our directors and executive officers during the three months ended March 31, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Adoption, Termination or Modification	Date of Adoption, Termination or Modification	Scheduled Expiration Date of Plan	Number of Shares to be Sold under the Plan
L. Anabel Ramsay	Adoption	March 16, 2026	December 15, 2026	24,500
Senior Vice President and Chief Financial Officer
ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Dream Finders Homes, Inc.

Date:	April 30, 2026	/s/ Patrick O. Zalupski
Patrick O. Zalupski President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	April 30, 2026	/s/ L. Anabel Ramsay
L. Anabel Ramsay Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)