Form 10-K/A
period 2025-12-31
Dream Finders Homes, Inc.
filed 2026-07-30
CIK 1825088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________to_________.
Commission file number 001-39916
___________________________________________
DREAM FINDERS HOMES, INC.
(Exact name of registrant as specified in its charter)

Texas	85-2983036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14701 Philips Highway, Suite 300, Jacksonville, FL	32256
(Address of principal executive offices)	(Zip code)

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
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders have been incorporated herein by reference in Part III of the Annual Report on Form 10-K.

EXPLANATORY NOTE

This amended report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Dream Finders Homes, Inc. (the “Company”) for the year ended December 31, 2025, initially filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2026 (the “Original Filing”), for the purpose of updating the disclosure in Item 9A “Controls and Procedures” to clarify that management’s assessment of the effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2025 did not encompass the internal controls over financial reporting of Alliant National Title Insurance Company, Inc. and Liberty Communities, LLC. These exclusions were previously disclosed in the Original Filing in Item 9A “Controls and Procedures” under the heading “Changes in Internal Control over Financial Reporting” and are made in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope in the year of acquisition. This Amendment amends and replaces Item 9A “Controls and Procedures” in the Original Filing in its entirety.

Except for changes to Item 9A “Controls and Procedures”, no other changes are being made to the Original Filing, and this Amendment consists only of the facing page, this explanatory note, Item 9A “Controls and Procedures”, the signature page to the Amendment and the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Further, except as expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update in any way any of the other items or disclosures contained in the Original Filing, including, without limitation, the consolidated financial statements and the related footnotes. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC subsequent to the filing of the Original Filing. The filing of this Amendment is not an admission that the Original Filing, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

i

PART II
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2025. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of December 31, 2025 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides to the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management recognizes that there are inherent limitations in the effectiveness of any internal control and effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report (not presented herein) that appears in the Company’s 2025 Annual Report on Form 10-K.
We completed the Alliant Title acquisition on April 18, 2025, which is discussed in detail in Note 2, Acquisitions to the consolidated financial statements. Our assessment of the effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2025 did not encompass the internal controls over financial reporting of Alliant Title. This decision aligns with the general guidance from the SEC Staff, allowing the exclusion of an assessment of a recently acquired business from management’s scope for an internal controls audit for up to one year post-acquisition. Alliant Title contributed approximately 2% to our total revenues for the year ended December 31, 2025. As of December 31, 2025, the total assets of the acquired business represented about 2% of total consolidated assets, mainly comprising investments and goodwill.
We completed the Liberty Communities acquisition on January 23, 2025, which is discussed in detail in Note 2, Acquisitions to the consolidated financial statements. Our assessment of the effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2025 did not encompass the internal controls over financial reporting of Liberty Communities. This decision aligns with the general guidance from the SEC Staff, allowing the exclusion of an assessment of a recently acquired business from management’s scope for an internal controls audit for up to one year post-acquisition. Liberty Communities contributed approximately 6% to our total revenues for the year ended December 31, 2025. As of December 31, 2025, the total assets of the acquired business represented about 4% of total consolidated assets, mainly comprising inventory and goodwill.

Changes in Internal Control over Financial Reporting
With the completion of the Alliant Title acquisition, we are in the process of implementing internal controls over significant processes, which we consider appropriate and necessary given the integration level. As the implementation progresses, we will continuously evaluate Alliant Title’s internal controls and processes, further integrating them with those of the Company within a year of the acquisition.
There have been no other changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)Exhibits.
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

Dream Finders Homes, Inc.

Date:	July 30, 2026	/s/ Patrick O. Zalupski
Patrick O. Zalupski
President, Chief Executive Officer and Co-Chairman of the Board of Directors

v