Form 10-Q
period 2026-06-30
Dream Finders Homes, Inc.
filed 2026-07-30
CIK 1825088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 23, 2026, there were 32,997,726 shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding and 57,726,153 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. DREAM FINDERS HOMES, INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$203,494	$234,766
Restricted cash	50,272	49,624
Accounts receivable	29,533	39,120
Inventories	2,327,779	2,025,662
Lot deposits	501,755	545,253
Mortgage loans held for sale	198,131	205,089
Other assets	249,562	223,999
Investments in unconsolidated entities	21,783	26,610
Goodwill	377,361	377,361
Total assets	$3,959,670	$3,727,484

Liabilities
Accounts payable	$156,114	$126,130
Accrued liabilities	280,118	321,457
Customer deposits	94,459	69,593
Revolving credit facility and other borrowings	1,037,986	822,296
Senior unsecured notes, net	592,342	591,060
Mortgage warehouse facilities	186,785	192,837
Total liabilities	2,347,804	2,123,373
Commitments and contingencies (Note 5)
Mezzanine Equity
Redeemable preferred stock	148,500	148,500
Redeemable noncontrolling interests	29,539	29,539
Equity
Class A common stock, $0.01 per share, 289,000,000 authorized, 37,395,343 and 36,667,477 issued as of June 30, 2026 and December 31, 2025, respectively	374	367
Class B common stock, $0.01 per share, 61,000,000 authorized, 57,726,153 issued as of June 30, 2026 and December 31, 2025	577	577
Accumulated other comprehensive income	1,407	613
Additional paid-in capital	304,205	298,594
Retained earnings	1,208,177	1,173,950
Treasury stock, at cost, 4,200,275 and 2,124,094 shares of Class A common stock as of June 30, 2026 and December 31, 2025, respectively	(82,837)	(49,526)
Total Dream Finders Homes, Inc. stockholders’ equity	1,431,903	1,424,575
Noncontrolling interests	1,924	1,497
Total equity	1,433,827	1,426,072
Total liabilities, mezzanine equity and equity	$3,959,670	$3,727,484
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Homebuilding	$1,007,144	$1,099,580	$1,843,803	$2,069,688
Financial services	56,280	50,925	107,460	70,688
Total revenues	1,063,424	1,150,505	1,951,263	2,140,376
Homebuilding cost of sales	863,782	917,871	1,579,425	1,701,407
Financial services expense	45,239	40,058	87,950	52,924
Selling, general and administrative expense	128,440	134,699	239,343	251,393
Income from unconsolidated entities	(43)	(17)	(378)	(197)
Contingent consideration revaluation	—	(12,706)	—	(11,606)
Other (income) expense, net	(10,840)	(3,464)	(10,729)	1,226
Income before taxes	36,846	74,064	55,652	145,229
Income tax expense	(9,002)	(17,525)	(14,248)	(33,680)
Net income	27,844	56,539	41,404	111,549
Net (income) loss attributable to noncontrolling interests	(123)	41	(427)	(66)
Net income attributable to Dream Finders Homes, Inc.	$27,721	$56,580	$40,977	$111,483

Earnings per share
Basic	$0.27	$0.57	$0.37	$1.12
Diluted	$0.27	$0.56	$0.37	$1.10
Weighted-average number of shares
Basic	91,299,188	93,444,326	91,657,686	93,495,455
Diluted	91,341,917	101,913,888	91,883,564	101,635,185
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three and six months ended June 30, 2026
(In thousands, except share amounts)
(Unaudited)

	Dream Finders Homes, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Accumulated Other Comprehensive (Loss) Income	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity	Redeemable Preferred Stock		Redeemable Noncontrolling Interests
	Shares Outstanding	Amount	Shares Outstanding	Amount							Shares	Amount
Balance as of March 31, 2026	34,202,884	$374	57,726,153	$577	$(452)	$298,679	$1,183,831	$(68,008)	$1,801	$1,416,802	150,000	$148,500	$29,539
Stock-based compensation	—	—	—	—	—	5,578	—	—	—	5,578	—	—	—
Vesting of stock-based compensation	7,615	—	—	—	—	—	—	—	—	—	—	—	—
Withholding of common stock for taxes	(2,810)	—	—	—	—	(52)	—	—	—	(52)	—	—	—
Repurchases of common stock	(1,012,621)	—	—	—	—	—	—	(14,829)	—	(14,829)	—	—	—
Preferred stock dividends declared	—	—	—	—	—	—	(3,375)	—	—	(3,375)	—	—	—
Other comprehensive income, net of tax	—	—	—	—	1,859	—	—	—	—	1,859	—	—	—
Net income	—	—	—	—	—	—	27,721	—	123	27,844	—	—	—
Balance as of June 30, 2026	33,195,068	$374	57,726,153	$577	$1,407	$304,205	$1,208,177	$(82,837)	$1,924	$1,433,827	150,000	$148,500	$29,539

Balance as of December 31, 2025	34,543,383	$367	57,726,153	$577	$613	$298,594	$1,173,950	$(49,526)	$1,497	$1,426,072	150,000	$148,500	$29,539
Stock-based compensation	—	—	—	—	—	10,809	—	—	—	10,809	—	—	—
Vesting of stock-based compensation	1,046,132	10	—	—	—	(10)	—	—	—	—	—	—	—
Withholding of common stock for taxes	(318,266)	(3)	—	—	—	(5,188)	—	—	—	(5,191)	—	—	—
Repurchases of common stock	(2,076,181)	—	—	—	—	—	—	(33,311)	—	(33,311)	—	—	—
Preferred stock dividends declared	—	—	—	—	—	—	(6,750)	—	—	(6,750)	—	—	—
Other comprehensive income, net of tax	—	—	—	—	794	—	—	—	—	794	—	—	—
Net income	—	—	—	—	—	—	40,977	—	427	41,404	—	—	—
Balance as of June 30, 2026	33,195,068	$374	57,726,153	$577	$1,407	$304,205	$1,208,177	$(82,837)	$1,924	$1,433,827	150,000	$148,500	$29,539
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
Three and six months ended June 30, 2025
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

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$41,404	$111,549
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	10,600	7,070
Amortization of lease right-of-use assets	6,708	7,847
Stock-based compensation	10,809	14,760
Deferred income tax expense	7,462	9,298
Contingent consideration revaluation	—	(11,606)
Payments of contingent consideration	—	(20,263)
Inventory and lot deposit impairment	3,017	1,560
Gains on investments in equity securities	(8,021)	(656)
Other, net	(337)	722
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	9,587	(5,663)
Inventories	(299,908)	(169,879)
Lot deposits	41,887	(67,987)
Other assets	(22,133)	(32,244)
Mortgage loans held for sale	6,958	151,132
Accounts payable and accrued liabilities	16,030	(67,408)
Customer deposits	24,866	(41,431)
Net cash used in operating activities	(151,071)	(113,199)
Cash flows from investing activities
Purchase of property and equipment	(10,982)	(13,470)
Proceeds from disposals of property and equipment	45	191
Investments in unconsolidated entities	(2,999)	(1,937)
Return of investments from unconsolidated entities	7,825	1,086
Payments for acquisitions, net of cash acquired	—	(183,104)
Purchase of investment securities	(35,226)	(2,022)
Proceeds from sales of investment securities	24,798	2,001
Net cash used in investing activities	(16,539)	(197,255)
Cash flows from financing activities
Proceeds from revolving credit facility and other borrowings	541,313	791,141
Repayments on revolving credit facility and other borrowings	(325,623)	(352,174)
Proceeds from mortgage warehouse facilities	195,820	151,616
Repayments on mortgage warehouse facilities	(201,872)	(296,946)
Payments of debt issuance costs	(17)	(720)
Proceeds from borrowings related to consolidated inventory not owned	42,972	—
Payments for borrowings related to consolidated inventory not owned	(70,355)	—
Payments of preferred stock dividends	(6,750)	(6,750)
Payments for common stock withheld for taxes	(5,191)	(7,883)
Repurchases of common stock	(33,311)	(23,020)
Distributions to noncontrolling interests	—	(3,962)
Payments of contingent consideration	—	(22,270)
Net cash provided by financing activities	136,986	229,032
Net decrease in cash, cash equivalents and restricted cash	(30,624)	(81,422)
Cash, cash equivalents and restricted cash at beginning of period	284,390	339,825
Cash, cash equivalents and restricted cash at end of period	$253,766	$258,403
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$203,494	$210,320
Restricted cash	50,272	48,083
Total cash, cash equivalents and restricted cash	$253,766	$258,403

Supplemental disclosures of cash payments:
Cash paid for interest	$144,239	$126,758
Cash paid for income taxes, net of refunds(1)	12,130	91,107

Supplemental disclosures of noncash activities:
Noncash investing activities
Noncontrolling interest issued in business combinations(2)	$—	$8,088
Accrued cash consideration for business combinations	—	6,712
Total noncash investing activities	$—	$14,800
(1)Includes payments for purchased tax credits of $7.7 million related to 2025 income tax expense for the six months ended June 30, 2026. Includes payments for purchased tax credits of $5.7 million and $36.6 million related to 2025 and 2024 income tax expense, respectively, for the six months ended June 30, 2025.
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

DREAM FINDERS HOMES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Nature of Business and Significant Accounting Policies
Nature of Business
Dream Finders Homes, Inc., (together with its subsidiaries, “Dream Finders”, “DFH”, or the “Company”) designs, builds and sells homes in markets throughout the United States. The homebuilding operations are structured regionally into three reportable segments—Southeast, Mid-Atlantic and Midwest. The Company also operates a financial services reportable segment, which provides mortgage banking solutions and title agency and underwriting insurance services through its wholly-owned subsidiaries Jet HomeLoans, LP (“Jet HomeLoans”), DF Title, LLC doing business as Golden Dog Title & Trust and Golden Dog Title (“DF Title”), and Alliant National Title Insurance Company, Inc. Additionally, the Financial Services segment offers homeowners insurance and ancillary products to homebuyers through the Company’s wholly-owned insurance broker. Dream Finders Homes, Inc. was incorporated in the state of Delaware in 2020 and reincorporated to the state of Texas by conversion on June 9, 2026.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period.
Reclassifications
Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform to the 2026 presentation.
Recent Accounting Pronouncements
In November 2024, the FASB issued Accounting Standard Update (“ASU”) Number 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“ASU 2024-03”). ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. Annual disclosure requirements under ASU 2024-03 will become effective for the fiscal year ending December 31, 2027 and interim disclosure requirements will become effective beginning for the three months ended March 31, 2028. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on its condensed consolidated financial statements.

2.     Acquisitions
Financial Services
Alliant Title
On April 18, 2025, the Company acquired Colorado-based title insurance underwriter, Alliant National Title Insurance Company, Inc. and a related affiliate (collectively, “Alliant Title”), the operations of which are included in the Financial Services segment as of that date. The cash consideration paid for the Alliant Title acquisition, inclusive of measurement period adjustments, was $37.2 million, net of $3.0 million of cash acquired. The purpose of this acquisition was to expand the Company’s financial services offerings to include title insurance underwriting. The acquisition was accounted for as a business combination under ASC Topic 805.
The fair value of the assets acquired and the liabilities assumed (“acquired net assets”) resulted in $46.2 million of other assets and $35.4 million in accrued liabilities on the Condensed Consolidated Balance Sheet as of the date of acquisition, mostly related to available-for-sale (“AFS”) debt securities and reserve for title claim losses, respectively. The excess of the aggregate purchase price over the aggregate fair value of the acquired net assets resulted in goodwill of $22.6 million, all of which was assigned to the Financial Services segment. Goodwill consists primarily of expected synergies from vertical integration with the Company’s title and homebuilding operations, the acquired workforce and growth opportunities.
Homebuilding
Green River Builders
On May 2, 2025, the Company acquired Atlanta, Georgia-based homebuilder, Green River Builders, Inc. (“Green River Builders”), the operations of which are included in the Southeast segment as of that date. The acquisition was accounted for as a business combination under ASC Topic 805. The cash consideration paid for the Green River Builders acquisition was $34.1 million. Based on the fair value of the acquired net assets, the Company primarily recorded $26.8 million of inventories on the Condensed Consolidated Balance Sheet as of the date of acquisition. The excess of the aggregate purchase price over the aggregate fair value of the acquired net assets of $8.8 million was recorded as goodwill, all of which was assigned to the Southeast segment.
Liberty Communities
On January 23, 2025, the Company acquired certain assets and assumed certain liabilities, comprising the majority of the Atlanta, Georgia-based homebuilder, Liberty Communities, LLC (“Liberty Communities” or “Liberty”), primarily through wholly-owned DFH subsidiaries, Dream Finders Holdings, LLC and DFH Liberty, LLC (“DFH Liberty”), the operations of which are included in the Southeast segment as of that date. The acquisition was accounted for as a business combination under ASC Topic 805. This acquisition allowed the Company to enter the Atlanta, Georgia market and expand its operations in the Greenville, South Carolina market. The cash consideration paid for the Liberty acquisition was $112.7 million. Additionally, as part of the consideration, the former owner of Liberty Communities received a redeemable noncontrolling interest in DFH Liberty with an acquisition date fair value of $8.1 million, which includes contractual rights to a portion of its future earnings upon exceeding a minimum earnings threshold. The excess of the aggregate purchase price over the aggregate fair value of the acquired net assets of $45.6 million was recorded as goodwill, all of which was assigned to the Southeast segment as it is predominantly attributable to the Atlanta, Georgia operations.

3.    Debt
The outstanding debt obligations included the following as of the periods indicated (in thousands):

	As of June 30, 2026	As of December 31, 2025
Revolving credit facility	$999,000	$798,000
6.875% senior unsecured notes, due September 2030	295,345	294,758
8.250% senior unsecured notes, due August 2028	296,997	296,302
Mortgage warehouse facilities	186,785	192,837
Other borrowings	38,986	24,296
Total debt	$1,817,113	$1,606,193
The Company is subject to specified financial covenants as part of its debt obligations. The Company was in compliance with these financial covenants as of June 30, 2026 and December 31, 2025, as applicable, and expects to remain in compliance over the next 12 months.
Senior Unsecured Notes
The Company had the following senior unsecured notes (collectively, the “Senior Notes”) outstanding as of June 30, 2026:
2030 Notes
On September 5, 2025, the Company issued $300.0 million in aggregate principal amount of 6.875% senior unsecured notes due September 15, 2030 (the “2030 Notes”) pursuant to an indenture. Interest on the 2030 Notes is payable in arrears semiannually on each March 15 and September 15.
The 2030 Notes are redeemable by the Company prior to September 15, 2027 by the payment of the principal amount due, which can be accomplished through the issuance of certain restricted equity offerings for specified portions of the principal balance of notes outstanding, plus specified rates and accrued and unpaid interest, and a make-whole premium in the event 100.0% of the principal amount is redeemed. On or after September 15, 2027, the 2030 Notes are redeemable at a specified rate of 103.4% of the principal balance, plus accrued and unpaid interest, and periodically decreases to a specified rate of 100.0% on September 15, 2029. Upon the occurrence of a Change of Control (as defined in the indenture governing the 2030 Notes), the holders of the 2030 Notes will have the right to require the Company to repurchase all or a portion of the 2030 Notes at a price equal to 101.0% of the aggregate principal amount of the 2030 Notes, plus any accrued and unpaid interest.

2028 Notes
On August 22, 2023, the Company issued $300.0 million in aggregate principal amount of 8.250% senior unsecured notes due August 15, 2028 (the “2028 Notes”) pursuant to an indenture. Interest on the 2028 Notes is payable in arrears semiannually on each February 15 and August 15.
As of June 30, 2026, the 2028 Notes are redeemable at a specified rate of 104.1% of the principal balance, plus accrued and unpaid interest, and periodically decreases to a specified rate of 100.0% on August 15, 2027. Upon the occurrence of a Change of Control (as defined in the indenture governing the 2028 Notes), the holders of the 2028 Notes will have the right to require the Company to repurchase all or a portion of the 2028 Notes at a price equal to 101.0% of the aggregate principal amount of the 2028 Notes, plus any accrued and unpaid interest.
The Senior Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain of the Company’s subsidiaries.
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
As of June 30, 2026 and December 31, 2025, unamortized debt issuance costs were $7.7 million and $8.9 million, respectively. Unamortized debt issuance costs reduce the carrying value of the Senior Notes reported on the Condensed Consolidated Balance Sheets within senior unsecured notes, net.
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
The Company had unamortized debt issuance costs primarily related to the Credit Agreement of $9.1 million and $11.4 million as of June 30, 2026 and December 31, 2025. Unamortized debt issuance costs related to the Credit Agreement are included within other assets on the Condensed Consolidated Balance Sheets.
Amortization of debt issuance costs related to the Senior Notes and the Credit Agreement are recorded as capitalized interest within inventories on the Condensed Consolidated Balance Sheets and are expensed in homebuilding cost of sales as the related homes close.

Mortgage Warehouse Facilities
The Company had the following mortgage warehouse lines of credit and repurchase agreements (“mortgage warehouse facilities”) with various financial institutions related to Jet HomeLoans, which are used to finance mortgage loans held for sale. The borrowings under these mortgage warehouse facilities are collateralized by the mortgage loans held for sale reported on the Consolidated Balance Sheets.
The outstanding balances for each of the mortgage warehouse facilities were as follows as of the periods indicated (in thousands, except for percentages):

	Outstanding Balance
Facility	As of June 30, 2026	As of December 31, 2025	Facility Amount	Interest Rate
Warehouse A	$43,473	$59,985	$100,000	SOFR + 2.00%; floor rate of 4.50%
Warehouse B	38,076	42,777	80,000	SOFR + 1.85%
Warehouse C	38,225	44,274	100,000	SOFR + 1.75%; floor rate of 4.50%
Warehouse D	55,013	45,801	100,000	SOFR + 2.00%
Warehouse E	11,998	—	25,000	SOFR + 1.90%
Total	$186,785	$192,837	$405,000
Amounts outstanding under the mortgage warehouse facilities are not guaranteed by DFH, or any of its other subsidiaries and the agreements contain various affirmative and negative covenants applicable solely to Jet HomeLoans that are customary for arrangements of this type.
4.    Inventories and Lot Deposits
Inventories consist of (i) construction in process (“CIP”) and finished homes, including capitalized interest costs incurred under certain of the debt obligations discussed in Note 3, Debt, (ii) finished lots and land, and (iii) pre-acquisition land costs. CIP represents homes under construction or completed, including sold, speculative (“spec”) and model homes. CIP includes the cost of finished lots and all direct costs incurred to build homes. The cost of homes is expensed on a specific identification basis when the home is delivered to the customer. Finished lots are generally purchased just-in-time for construction through existing lot option contracts with land developers or third-party land banks and are transferred to CIP once construction begins. Costs related to finished lots or land under development held by third-party land bank partners incurred prior to the purchase of the finished lots, including due diligence costs, lot option fees and property taxes in relation to the existing controlled lot pipeline, are capitalized into pre-acquisition land costs.
Inventories consisted of the following as of the periods indicated (in thousands):

	As of June 30, 2026	As of December 31, 2025
Construction in process and finished homes	$1,737,850	$1,563,922
Finished lots and land(1)	322,287	268,849
Pre-acquisition land costs	267,642	192,891
Inventories	$2,327,779	$2,025,662
(1)As of June 30, 2026 and December 31, 2025, included $43.0 million and $70.0 million, respectively, of consolidated inventory not owned in relation to finished lot sales to land bank partners for which the Company is obligated to repurchase.

On a quarterly basis, the Company reviews the performance and outlook of its communities to identify any indicators of potential impairment. Such indicators include gross margins or sales paces significantly below expectations, significant delays or changes in the planned construction for the community, and other known qualitative factors. In addition to considering market and economic conditions, the Company assesses current sales absorption levels and recent profitability, as well as future plans including cost management initiatives and remaining life cycle of the community. The Company looks for instances where sales prices for homes in a community or potential sales prices for the future sale of homes within a community would be at a level at which the carrying value of the inventory related to that community may not be recoverable. If indicators of potential impairment exist and the carrying value of the inventory related to a community is determined to not be recoverable because undiscounted cash flows expected to be generated by the community are lower than its carrying amount, impairment charges are recorded to write down the associated inventory to its estimated fair value.
Inventory impairment charges, with the exception of charges related to pre-acquisition land costs, are included in homebuilding cost of sales on the Condensed Consolidated Statements of Operations. No such impairment charges were recorded for the three and six months ended June 30, 2026 and 2025.
The Company reviews lot deposits for impairment on a quarterly basis and will record an impairment charge when it intends to forfeit its deposit on an individual lot or portfolio of lots. At that time, the Company will also record an impairment charge for costs associated with any of these deal abandonments included in pre-acquisition land costs. Lot deposit and deal abandonment impairment charges are included in SG&A on the Condensed Consolidated Statements of Operations. There were $1.4 million and $3.0 million of these charges included in SG&A for the three and six months ended June 30, 2026, respectively, and $0.6 million and $1.6 million for the three and six months ended June 30, 2025, respectively.
Capitalized interest activity related to the Credit Agreement and Senior Notes, which is included in CIP and finished homes, is summarized in the table below for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Capitalized interest as of beginning of the period	$58,325	$42,783	$55,664	$37,723
Interest incurred	30,967	28,812	61,133	55,478
Interest expensed	(583)	—	(1,342)	—
Interest charged to homebuilding cost of sales	(31,647)	(27,961)	(58,393)	(49,567)
Capitalized interest as of end of the period	$57,062	$43,634	$57,062	$43,634
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
On April 28, 2025, the former owner of Crescent Ventures, LLC (“Crescent Homes”) and his affiliates (the “plaintiffs”) filed a complaint in Chancery Court in Delaware against the Company for an alleged breach of contract related to the Crescent Homes acquisition. Earlier mediation was not successful and the former owner filed a motion for summary judgment. On June 2, 2026, the plaintiffs filed an amended complaint in the Superior Court in Delaware (the “Superior Court”) after the Chancery Court in Delaware dismissed the complaint against the Company and permitted the plaintiffs to transfer the complaint to the Superior Court. The Company intends to defend the lawsuit and file counterclaims against the plaintiffs. As of July 30, 2026, it is not possible to reasonably estimate the probability that either party will prevail.
The Company does not believe that any future outcomes of any claims or lawsuits currently outstanding will have a material adverse effect upon the condensed consolidated financial statements.

Surety Bonds and Letters of Credit
In the ordinary course of business, the Company obtains surety bonds and letters of credit to cover land development performance obligations with local municipalities. While substantial development and construction work may already be complete concerning the improvements at these sites, typically the letters of credit and surety bonds are not fully released until all development and construction activities have been completed. As of June 30, 2026 and December 31, 2025, the Company had outstanding surety bonds of $342.9 million and $358.7 million, respectively, and outstanding letters of credit of $25.1 million and $27.0 million, respectively, which are not reported on the Condensed Consolidated Balance Sheets.
6.    Variable Interest Entities
The Company holds investments in certain limited liability companies and similar entities that primarily conduct land acquisition, land development and/or other homebuilding activities in various markets where its homebuilding operations are located, which are considered variable interests. The investments create a variable interest in a variable interest entity (“VIE”) depending on the contractual terms of the arrangement. Additionally, in the ordinary course of business, the Company enters into option contracts with third-party land bank entities and certain unconsolidated entities for the ability to acquire rights to finished lots for the construction of homes.
The carrying amounts of the investments in unconsolidated entities, including unconsolidated VIEs, other than the lot option contracts discussed below, were $21.8 million and $26.6 million as of June 30, 2026 and December 31, 2025, respectively. The maximum exposure to loss is limited to the investment in the entities as the Company is not obligated to provide them with any additional capital and does not guarantee any of their debt or other liabilities.
Under lot option contracts, the Company typically makes a specified earnest money deposit in consideration for the right to purchase finished lots in the future at predetermined prices. The Company concluded that it is not the primary beneficiary of the land bank entities with which it enters into lot option contracts and, therefore, the Company does not consolidate any of these entities. The risk of loss related to finished lot and land bank option deposits and related fees was $812.2 million and $773.4 million as of June 30, 2026 and December 31, 2025, respectively.
7.    Income Taxes
The effective tax rate for the six months ended June 30, 2026 and 2025 was estimated to be 25.6% and 23.2%, respectively. The effective tax rate increase of 2.4% was primarily attributable to decreased tax benefits from stock-based compensation due to a lower Company stock price on the vesting date when compared to the grant date for certain awards, as well as additional non-deductible executive stock-based compensation resulting from changes in tax legislation.

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
During the three months ended June 30, 2026, the chief operating decision makers group (“CODM”) was updated to include the Chief Operating Officer upon his appointment on June 1, 2026. The change did not result in a change to the Company’s operating segments, reportable segments or the measure of segment profit or loss used by the CODM.

The following table summarizes revenues, significant expenses and income before taxes by segment for the three months ended June 30, 2026 and 2025 (in thousands):

	Southeast(1)	Mid-Atlantic	Midwest	Financial Services	Corporate(2)	Consolidated
2026
Total revenues	$388,356	$263,670	$355,118	$56,280	$—	$1,063,424
Homebuilding cost of sales	333,046	225,291	305,445	—	—	863,782
Financial services expense(3)	—	—	—	45,239	—	45,239
Selling, general and administrative expense	45,352	35,806	43,484	—	3,798	128,440
Other segment expense (income), net⁽⁴⁾	121	452	90	(945)	(10,601)	(10,883)
Income before taxes	$9,837	$2,121	$6,099	$11,986	$6,803	$36,846
2025
Total revenues	$367,572	$274,811	$457,197	$50,925	$—	$1,150,505
Homebuilding cost of sales	301,715	225,569	390,587	—	—	917,871
Financial services expense(3)	—	—	—	40,058	—	40,058
Selling, general and administrative expense	49,414	34,145	50,294	—	846	134,699
Other segment income, net(4)	(181)	(71)	(12,988)	(1,082)	(1,865)	(16,187)
Income before taxes	$16,624	$15,168	$29,304	$11,949	$1,019	$74,064
(1)The Southeast segment excludes profits related to the manufacturing of panels used in homebuilding operations within the Southeast segment, which are eliminated in consolidation.
(2)Corporate includes operations and investments of the corporate component. Corporate SG&A primarily consists of depreciation of corporate assets, professional services fees, certain payroll costs and other general corporate expenses not allocated to the segments. Corporate other segment items primarily consist of interest income and expense, investment income, rental income and income from unconsolidated entities. During the three and six months ended June 30, 2026, changes in fair value of investments in equity securities resulted in unrealized gains of $8.2 million and $5.5 million, respectively, which are recognized within other income (expense), net on the Condensed Consolidated Statements of Operations. There was no such corporate investment income for the three and six months ended June 30, 2025.
(3)Financial services expense primarily consists of commissions, salaries and benefits.
(4)Other segment items related to the homebuilding segments primarily consist of interest income and expense, management fees and gains and losses on sales of fixed assets. Other segment items related to financial services primarily consist of investment income. For the three and six months ended June 30, 2025, amounts related to contingent consideration revaluation were reclassified into other segment items as there were no longer any contingent consideration arrangements as of December 31, 2025.

The following table summarizes revenues, significant expenses and income before taxes by segment for the six months ended June 30, 2026 and 2025 (in thousands):

	Southeast(1)	Mid-Atlantic	Midwest	Financial Services	Corporate(2)	Consolidated
2026
Total revenues	$661,806	$495,284	$686,713	$107,460	$—	$1,951,263
Homebuilding cost of sales	563,221	420,859	595,345	—	—	1,579,425
Financial services expense(3)	—	—	—	87,950	—	87,950
Selling, general and administrative expense	78,691	65,924	84,958	—	9,770	239,343
Other segment expense (income), net(4)	325	1,163	(28)	(1,545)	(11,022)	(11,107)
Income before taxes	$19,569	$7,338	$6,438	$21,055	$1,252	$55,652
2025
Total revenues	$675,205	$512,886	$881,597	$70,688	$—	$2,140,376
Homebuilding cost of sales	549,317	412,303	739,787	—	—	1,701,407
Financial services expense(3)	—	—	—	52,924	—	52,924
Selling, general and administrative expense	83,688	64,263	102,198	—	1,244	251,393
Other segment (income) expense, net(4)(5)	(198)	6,736	(12,206)	(763)	(4,146)	(10,577)
Income before taxes	$42,398	$29,584	$51,818	$18,527	$2,902	$145,229
See notes (1) to (4) above under segment results for the three months ended June 30, 2026 and 2025.
(5)During the six months ended June 30, 2025, other segment items for the Mid-Atlantic segment included $6.7 million of accrued expense from March 2025 purchase price adjustments related to the Crescent Homes acquisition.
The following table summarizes total assets and goodwill by segment as of the periods indicated (in thousands):

	Assets:		Goodwill:
	As of June 30, 2026	As of December 31, 2025	As of June 30, 2026	As of December 31, 2025
Southeast	$1,063,237	$1,010,715	$68,467	$68,467
Mid-Atlantic	952,647	904,598	144,959	144,959
Midwest	1,233,553	1,086,398	141,071	141,071
Financial Services	362,104	347,791	22,864	22,864
Corporate(1)	348,129	377,982	—	—
Consolidated	$3,959,670	$3,727,484	$377,361	$377,361
(1)Corporate assets are comprised of, but are not limited to, operating and restricted cash, deferred tax assets, prepaids and other assets not directly attributable to a reportable segment.

9. Title Insurance
On April 18, 2025, the Company acquired Colorado-based title insurance underwriter, Alliant Title, which provides title insurance and escrow services. Refer to Note 2, Acquisitions for more information. The Company estimates the reserve for title claim losses, inclusive of reserves for known claims and those incurred but not yet reported (“IBNR”) to the Company, related to the title insurance policies issued by Alliant Title.
As of June 30, 2026 and December 31, 2025, the reserve for title claim losses was $33.5 million and $32.7 million, respectively, of which $29.1 million and $27.4 million, or 86.9% and 83.6%, respectively, represents the IBNR component. For the three and six months ended June 30, 2026, the Company had a title claim loss provision of $1.4 million and $3.6 million, respectively, and claims paid, net of recoveries, of $1.1 million and $2.9 million, respectively. For both the three and six months ended June 30, 2025, the Company had a title claim loss provision of $0.1 million, and claims paid, net of recoveries, of $0.8 million.
10.    Fair Value Disclosures
Fair value represents the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined using a fair value hierarchy established by GAAP, based on the inputs used to measure fair value. Level 1 inputs are unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable and significant to the fair value. The Company applies the fair value hierarchy to certain assets and liabilities remeasured or disclosed at fair value on a recurring basis, including mortgage loans held for sale, derivative assets and liabilities, AFS debt securities, equity investments in common stock (“equity securities”) and senior unsecured notes, net.
The fair value of mortgage loans held for sale is based on either investor commitments or quoted secondary-market prices. Derivative assets and liabilities are associated with mandatory and best effort interest rate lock commitments (“IRLC”) and mortgage backed securities (“MBS”) used to hedge interest rate risk on certain of the IRLC. The fair values for IRLC are derived from market pricing for instruments with similar characteristics or forward sale commitment prices, as well as certain unobservable inputs such as estimated costs to originate the loans and the probability that the mortgage loan will fund within the terms of the IRLC, known as the pull-through rate. The Company estimates the fair value of forward sales of MBS contracts based on quoted MBS prices. As of June 30, 2026 and December 31, 2025, the total notional amount of mortgage loans locked and approved through IRLC totaled approximately $98.5 million and $59.0 million, respectively, and carried weighted-average interest rates of approximately 5.2% and 5.2%, respectively. As of June 30, 2026 and December 31, 2025, the total notional amount of MBS sales totaled approximately $160.0 million and $48.8 million, respectively, and carried a weighted-average interest rate of approximately 4.3% and 4.2%. As of June 30, 2026 and December 31, 2025, the aggregate unpaid principal amount of mortgage loans held for sale was $193.8 million and $199.5 million, respectively. Management believes that carrying the mortgage loans held for sale and the derivative instruments used to economically hedge them at fair value enhances financial reporting by reducing volatility in reported earnings.
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
The fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, customer deposits and mortgage warehouse facilities, approximate their carrying amounts due to the short-term nature of these instruments. The fair value of the Credit Agreement approximates its carrying amount since it is subject to short-term floating interest rates that reflect current market rates. Fair value measurements may also be utilized on a nonrecurring basis, such as for the accounting for acquisitions or the impairment of long-lived assets and inventory. As of December 31, 2025, the inventories for which the carrying value was determined to not be recoverable had a fair value of $11.6 million. These values are a level 3 in the fair value hierarchy. There were no such inventories as of June 30, 2026.

The following table presents the carrying value and fair value of certain of the financial instruments as of the periods indicated (in thousands):

		As of June 30, 2026		As of December 31, 2025
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Mortgage loans held for sale	Level 2	$198,131	$198,131	$205,089	$205,089
IRLC	Level 3	2,018	2,018	1,449	1,449
AFS debt securities	Level 2	24,319	24,319	30,704	30,704
Equity securities	Level 1	31,120	31,120	4,877	4,877
Liabilities:
MBS	Level 2	$360	$360	$128	$128
Senior unsecured notes, net	Level 2	592,342	604,917	591,060	610,944
The following table presents additional information related to the AFS debt securities, including the largest major security type, corporate bonds, as of the periods indicated (in thousands):

	As of June 30, 2026		As of December 31, 2025
	Amortized cost	Fair value	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$297	$303	$1,080	$1,166
Due after one year through five years	5,330	5,404	8,314	8,461
Due after five years through ten years	6,370	6,363	8,240	8,402
Due after ten years	9,435	9,460	9,711	9,908
Asset-backed securities	2,797	2,789	2,746	2,767
Total AFS debt securities	$24,229	$24,319	$30,091	$30,704

AFS corporate bonds	$11,968	$12,064	$16,384	$16,775

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
DF Residential II, LP (“Fund II”) had an exclusive right of first offer on any land bank financing projects that meet its investment criteria and are undertaken by the Company. Fund II is currently in the harvesting period. As of June 30, 2026 and December 31, 2025, the Company had $14.4 million and $17.6 million, respectively, in outstanding lot deposits related to Fund II, controlling 1,110 lots and 1,479 lots, respectively.
DF Residential III, LP (“Fund III”) has an exclusive right of first offer on any land bank financing projects that meet its investment criteria and are undertaken by the Company. Fund III was fully committed in March 2025 and is currently in the investment period. The Company and key members of executive management have committed to make investments in Fund III of $57.6 million, of which 54.4% was contributed as of June 30, 2026. As of June 30, 2026 and December 31, 2025, the Company had $49.8 million and $53.6 million, respectively, in outstanding lot deposits related to Fund III, controlling 3,798 lots and 4,111 lots, respectively.
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
As of June 30, 2026 and December 31, 2025, approximately $17.2 million and $50.5 million, respectively, remained available for purchase under the share buyback program. During the three and six months ended June 30, 2026, the Company repurchased 1,012,621 and 2,076,181 shares of Class A common stock for an aggregate purchase price of $14.8 million and $33.3 million, respectively. During the three and six months ended June 30, 2025, 705,404 and 989,968 shares, respectively, were repurchased for an aggregate purchase price of $16.1 million and $23.0 million, respectively.

13.    Earnings Per Share
The following weighted-average shares and share equivalents were used to calculate basic and diluted earnings per share (“EPS”) for the periods indicated (in thousands, except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net income attributable to Dream Finders Homes, Inc.	$27,721	$56,580	$40,977	$111,483
Less: Preferred dividends	3,375	3,375	6,750	6,750
Net income available to common stockholders(1)	$24,346	$53,205	$34,227	$104,733
Denominator
Weighted-average number of common shares outstanding - basic	91,299,188	93,444,326	91,657,686	93,495,455
Add: Common stock equivalent shares(2)	42,729	8,469,562	225,878	8,139,730
Weighted-average number of shares outstanding - diluted	91,341,917	101,913,888	91,883,564	101,635,185
(1)For the three and six months ended June 30, 2026, represents the numerator used in the diluted earnings per share calculation as preferred dividends presented above are associated with the redeemable preferred stock that was deemed to be antidilutive and, therefore, not assumed to be converted. For the three and six months ended June 30, 2025, preferred dividends are added back to the numerator for the diluted earnings per share calculation, as the redeemable preferred stock was dilutive and assumed to be converted.
(2)The redeemable preferred stock and stock-based compensation awards are excluded from the calculation of diluted EPS in the event they are antidilutive. There were 12.4 million and 11.4 million of antidilutive common stock equivalent shares associated with the redeemable preferred stock that were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2026, respectively, and none for the three and six months ended June 30, 2025. There were 1.9 million and 1.1 million of antidilutive common stock equivalent shares associated with stock-based compensation that were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2026, respectively, and 1.3 million and 0.9 million for the three and six months ended June 30, 2025, respectively.

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
The most significant challenge facing homebuyers across our markets continues to be affordability, especially at entry-level price points, as persistently elevated mortgage interest rates and broader macroeconomic uncertainty pressure consumer confidence. To address this, we have continued to align our product offerings and pricing to current market conditions and drive sales activity through targeted incentives, including mortgage rate buydowns.

These measures have weighed on margins and profitability, and may continue to do so in the near term as we navigate the balance between pricing, incentives and sales pace in a competitive and evolving environment. Demand across our communities remains particularly sensitive to fluctuations in mortgage interest rates and broader economic conditions.

Our focus remains on advancing our land-light strategy, enhancing operational efficiencies and delivering homes that address customer needs and set us apart in our markets. Although longer-term housing fundamentals remain favorable, including constrained supply, near-term results may continue to be shaped by macroeconomic conditions and interest rate movements.
Recent Developments

Reincorporation to the State of Texas

The Company completed its reincorporation to the state of Texas by conversion from the state of Delaware on June 9, 2026 (the “Effective Date”). As a result of the reincorporation by conversion, the rights of holders of the Company’s Class A common stock are governed by the Texas Business Organizations Code and the Company’s certificate of formation and bylaws as of the Effective Date. The Company’s Class A common stock continues to be traded on the New York Stock Exchange under the symbol “DFH.”

Appointment of Chief Operating Officer

On June 1, 2026, Clint Szubinski was appointed as our Chief Operating Officer. Mr. Szubinski has assumed responsibility for directing the strategic vision and operational performance of the Company. Doug Moran, National President, will continue to provide guidance and support for the ongoing success and growth of Dream Finders Homes.

Appointment of Directors

Effective on July 13, 2026, the Board of Directors (the “Board”) of the Company appointed Richard Beckwitt and Steven Fischer to serve as directors on the Board. The Board appointed Mr. Beckwitt as Co-Chairman of the Board, sharing Board responsibilities with Patrick Zalupski, President and Chief Executive Officer, who serves as the other Co-Chairman. The Board appointed Mr. Fischer as a member of the Audit Committee.

Results of Consolidated Operations
The following table summarizes our results of operations and other financial data (in thousands, except per share amounts and percentages) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income before taxes:
Homebuilding	$18,057	$61,096	$33,345	$123,800
Financial services	11,986	11,949	21,055	18,527
Other(1)	6,803	1,019	1,252	2,902
Income before taxes	36,846	74,064	55,652	145,229
Income tax expense	(9,002)	(17,525)	(14,248)	(33,680)
Net income	27,844	56,539	41,404	111,549
Net (income) loss attributable to noncontrolling interests	(123)	41	(427)	(66)
Net income attributable to Dream Finders Homes, Inc.	$27,721	$56,580	$40,977	$111,483
Other Financial Data:
Basic EPS(2)	$0.27	$0.57	$0.37	$1.12
Diluted EPS(2)	$0.27	$0.56	$0.37	$1.10
Selling, general and administrative expense %(3)	12.8%	12.3%	13.0%	12.1%
EBITDA (in thousands)(4)	$100,377	$133,745	$171,189	$250,290
EBITDA margin %(4)(5)	9.4%	11.6%	8.8%	11.7%
Return on participating equity(6)			9.6%	25.0%
Balance Sheet Data (as of period end):
Cash and cash equivalents			$203,494	$210,320
Revolving credit facility and other borrowings			1,037,986	1,140,353
Senior unsecured notes, net			592,342	295,712
Mortgage warehouse facilities			186,785	144,287
Total mezzanine equity			178,039	178,039
Total Dream Finders Homes, Inc. stockholders’ equity			1,431,903	1,334,095
Total equity			1,433,827	1,335,686
(1)Represents amounts within our corporate component.
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
Net Income. In addition to the operational results by segment discussed below, for the three and six months ended June 30, 2026, consolidated net income included $9 million and $8 million, respectively, of gains on equity securities, primarily attributable to unrealized gains from changes in fair value.

Results of Homebuilding Operations
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The following table sets forth our results of homebuilding operations and other financial data (in thousands, except for percentages), as well as other operating data for the periods indicated:

	Three Months Ended June 30,
	2026	2025	Change	% Change
Homebuilding revenues	$1,007,144	$1,099,580	$(92,436)	(8)%
Homebuilding cost of sales	863,782	917,871	(54,089)	(6)%
Selling, general and administrative expense	124,642	133,853	(9,211)	(7)%
Contingent consideration revaluation	—	(12,706)	12,706	(100)%
Other expense (income), net	663	(534)	1,197	(224)%
Income before taxes of homebuilding operations	$18,057	$61,096	$(43,039)	(70)%

Other Financial and Operating Data:
Home closings	2,290	2,232	58	3%
Average sales price of homes closed(1)	$438,171	$481,027	$(42,856)	(9)%
Net sales	2,232	1,938	294	15%
Cancellation rate	11.1%	14.0%	(2.9)%	(21)%
Homebuilding gross margin(2)	$143,362	$181,709	$(38,347)	(21)%
Homebuilding gross margin %(2)(3)	14.2%	16.5%	(2.3)%	(14)%
Adjusted homebuilding gross margin(4)	$243,735	$285,162	$(41,427)	(15)%
Adjusted homebuilding gross margin %(3)(4)	24.2%	25.9%	(1.7)%	(7)%
Homebuilding selling, general and administrative expense %(5)	12.4%	12.2%	0.2%	2%
Active communities as of period end(6)	353	271	82	30%
Backlog - units	2,319	2,513	(194)	(8)%
Backlog - value (in thousands)	$1,154,203	$1,200,875	$(46,672)	(4)%
Net homebuilding debt to net capitalization(4)	46.5%	44.5%	2.0%	4%
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

The following tables summarize home closings and average sales price (“ASP”) of homes closed by homebuilding segment and active communities, for and as of the periods indicated, respectively:

	Three Months Ended June 30, 2026		As of June 30, 2026
Segment	Home Closings	ASP	Active Communities
Southeast	889	$431,960	115
Mid-Atlantic	715	372,812	90
Midwest	686	514,341	148
Total	2,290	$438,171	353

	Three Months Ended June 30, 2025		As of June 30, 2025
Segment	Home Closings	ASP	Active Communities
Southeast	842	$438,549	104
Mid-Atlantic	600	444,571	72
Midwest	790	553,989	95
Total	2,232	$481,027	271
The following table presents income before taxes (in thousands) and homebuilding gross margin (or “gross margin”) percentage by segment for the periods indicated:

	Three Months Ended June 30,
	2026		2025
Segment	Income Before Taxes	Gross Margin %	Income Before Taxes	Gross Margin %
Southeast	$9,837	14.2%	$16,624	17.9%
Mid-Atlantic	2,121	14.6	15,168	17.9
Midwest	6,099	14.0	29,304	14.6
Total	$18,057	14.2%	$61,096	16.5%
Homebuilding Revenues. The decrease in homebuilding revenues was primarily attributable to a lower consolidated ASP of homes closed, which decreased 9%, partially offset by lower sales incentives as a percentage of homebuilding revenues, which decreased by 77 basis points (“bps”), or 8%, when comparing the three months ended June 30, 2026 to the three months ended June 30, 2025, as well as changes in geographic and product mix during the period. This reduction in homebuilding revenues was partially offset by an increase in home closings of 58 homes, or 3%, for the three months ended June 30, 2026 to 2,290 from 2,232 home closings for the three months ended June 30, 2025. The Mid-Atlantic segment had an increase of 115 closings with an ASP of homes closed of $372,812, which was the lowest homebuilding segment ASP of homes closed, and the Midwest segment had a decrease of 104 closings with an ASP of homes closed of $514,341, which was the highest homebuilding segment ASP of homes closed.
Homebuilding Gross Margin. The lower homebuilding gross margin was primarily due to the decrease in consolidated ASP of homes closed for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The decrease in homebuilding gross margin as a percentage of homebuilding revenues when comparing the three months ended June 30, 2026 and 2025 was primarily attributable to higher land and financing costs, partially offset by direct cost reductions and cycle-time improvements.

Southeast. Our Southeast segment homebuilding revenues for the three months ended June 30, 2026 were $388 million, an increase of $20 million, or 6%, from $368 million for the three months ended June 30, 2025. This growth was primarily driven by an increase in home closings of 47, or 6%, and higher revenue from percentage of completion contracts where we build homes on buyer-owned land, partially offset by a 2% decrease in the ASP of homes closed. Homebuilding gross margin percentage was 14.2% for the three months ended June 30, 2026, representing a decrease of 370 bps, or 21%, when compared to the three months ended June 30, 2025. The decrease in homebuilding gross margin percentage was mostly the result of higher land and financing costs, partially offset by direct cost reductions.
Mid-Atlantic. Our Mid-Atlantic segment homebuilding revenues for the three months ended June 30, 2026 were $264 million, a decrease of $11 million, or 4%, from $275 million for the three months ended June 30, 2025. This decline in revenue was primarily driven by a decrease in ASP of homes closed of $71,759, or 16%, as well as lower revenue from percentage of completion contracts where we build homes on buyer-owned land, and was largely offset by an increase in home closings of 115, or 19%. The reduction in ASP was driven by higher use of sales incentives as a percentage of homebuilding revenues, which increased by 133 bps, or 30%, when compared to the three months ended June 30, 2025, as well as a higher relative and absolute number of built-for-rent closings with lower ASPs. Homebuilding gross margin percentage was 14.6% for the three months ended June 30, 2026, representing a decrease of 330 bps, or 18%, when compared to the three months ended June 30, 2025. The reduction in homebuilding gross margin percentage was mainly due to increased sales incentives, as well as land and financing costs, partially offset by direct cost reductions and cycle time improvements.
Midwest. Our Midwest segment homebuilding revenues for the three months ended June 30, 2026 were $355 million, a decrease of $102 million, or 22%, from $457 million for the three months ended June 30, 2025. This decrease was primarily due to lower home closings of 104, or 13%, as well as a decrease in ASP of homes closed of $39,648, or 7%. The decline in ASP was mostly driven by changes in product mix, including the strategic introduction of lower-priced offerings in 2025, particularly in our Texas markets, which were not yet fully reflected in the results for the three months ended June 30, 2025. Additionally, strategic lot sales within the segment were lower by $17 million when compared to the three months ended June 30, 2025. Homebuilding gross margin percentage was 14.0% for the three months ended June 30, 2026, representing a decrease of 60 bps, or 4%, when compared to the three months ended June 30, 2025. The reduction in homebuilding gross margin percentage was primarily due to increased land and financing costs, largely offset by direct cost reductions.
Selling, General and Administrative Expense. The dollar decrease in Homebuilding SG&A was primarily driven by lower compensation cost of $9 million, mostly from reductions commensurate with financial results. $5 million of the decrease in compensation costs were attributable to our Midwest segment. Homebuilding SG&A as a percentage of homebuilding revenues was 12.4% for the three months ended June 30, 2026, an increase of 20 bps, or 2%, when compared to the three months ended June 30, 2025. The percentage increase in Homebuilding SG&A was primarily attributable to reduced absorption per active community, as well as increased investments in technology and growth initiatives.
Contingent Consideration Revaluation. Contingent consideration income of $13 million during the three months ended June 30, 2025 related to an acquisition earnout arrangement that concluded in 2025 and, therefore, did not impact income before taxes of homebuilding operations for the three months ended June 30, 2026.
Income Before Taxes Of Homebuilding Operations. The decrease in income before taxes of homebuilding operations during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily attributable to the reduction in homebuilding revenues, the decrease in gross margin, the change in contingent consideration income and the increase in Homebuilding SG&A as a percentage of homebuilding revenues, all explained above.

Results of Homebuilding Operations
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The following table sets forth our results of homebuilding operations and other financial data (in thousands, except for percentages), as well as other operating data for the periods indicated:

	Six Months Ended June 30,
	2026	2025	Change	% Change
Homebuilding revenues	$1,843,803	$2,069,688	$(225,885)	(11)%
Homebuilding cost of sales	1,579,425	1,701,407	(121,982)	(7)%
Selling, general and administrative expense	229,573	250,149	(20,576)	(8)%
Loss from unconsolidated entities	—	1	(1)	(100)%
Contingent consideration revaluation	—	(11,606)	11,606	(100)%
Other expense, net	1,460	5,937	(4,477)	(75)%
Income before taxes of homebuilding operations	$33,345	$123,800	$(90,455)	(73)%

Other Financial and Operating Data:
Home closings	4,160	4,157	3	—%
Average sales price of homes closed(1)	$442,478	$489,018	$(46,540)	(10)%
Net sales	4,640	3,970	670	17%
Cancellation rate	9.3%	12.8%	(3.5%)	(27)%
Homebuilding gross margin(2)	$264,378	$368,281	$(103,903)	(28)%
Homebuilding gross margin %(2)(3)	14.3%	17.8%	(3.5)%	(20)%
Adjusted homebuilding gross margin(4)	$447,057	$555,262	$(108,205)	(19)%
Adjusted homebuilding gross margin %(3)(4)	24.2%	26.8%	(2.6)%	(10)%
Homebuilding selling, general and administrative expense %(5)	12.5%	12.1%	0.4%	3%
See notes (1) to (5) above, under results of homebuilding operations for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

The following table summarizes home closings and ASP of homes closed by homebuilding segment for the periods indicated:

	Six Months Ended June 30,
	2026		2025
Segment	Home Closings	ASP	Home Closings	ASP
Southeast	1,503	$434,324	1,529	$441,561
Mid-Atlantic	1,341	376,236	1,121	449,629
Midwest	1,316	519,292	1,507	566,470
Total	4,160	$442,478	4,157	$489,018

The following table presents income before taxes (in thousands) and homebuilding gross margin percentage by segment for the periods indicated:

	Six Months Ended June 30,
	2026		2025
Segment	Income Before Taxes	Gross Margin %	Income Before Taxes	Gross Margin %
Southeast	$19,569	14.9%	$42,398	18.6%
Mid-Atlantic	7,338	15.0	29,584	19.6
Midwest	6,438	13.3	51,818	16.1
Total	$33,345	14.3%	$123,800	17.8%
Homebuilding Revenues. The decrease in homebuilding revenues was primarily attributable to a decrease of 10% in the consolidated ASP of homes closed when comparing the six months ended June 30, 2026 to the six months ended June 30, 2025, primarily a result of changes in geographic and product mix during the period and, to a much lesser extent, an increase in sales incentives. The Mid-Atlantic segment had an increase of 220 closings with an ASP of homes closed of $376,236, which was the lowest homebuilding segment ASP of homes closed, and the Midwest segment had a decrease of 191 closings with an ASP of homes closed of $519,292, which was the highest homebuilding segment ASP of homes closed.
Homebuilding Gross Margin. The lower homebuilding gross margin was primarily due to the lower consolidated ASP of homes closed. The decrease in homebuilding gross margin as a percentage of homebuilding revenues, when comparing the six months ended June 30, 2026 and 2025, was primarily attributable to higher land and financing costs, partially offset by direct cost reductions.
Southeast. Our Southeast segment homebuilding revenues for the six months ended June 30, 2026 were $662 million, a decrease of $13 million, or 2%, from $675 million for the six months ended June 30, 2025. This decline in revenue was driven by a decrease in home closings of 26, or 2% and a 2% decrease in the ASP of homes closed, partially offset by increased revenue from percentage of completion contracts where we build homes on buyer-owned land. Homebuilding gross margin percentage was 14.9% for the six months ended June 30, 2026, representing a decrease of 370 bps, or 20%, when compared to the six months ended June 30, 2025. The decrease in homebuilding gross margin percentage was mostly the result of higher land and financing costs, partially offset by direct cost reductions.

Mid-Atlantic. Our Mid-Atlantic segment homebuilding revenues for the six months ended June 30, 2026 were $495 million, a decrease of $18 million, or 3%, from $513 million for the six months ended June 30, 2025. This decline in revenue was primarily driven by a decrease in ASP of homes closed of $73,393, or 16%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, as well as lower revenue from percentage of completion contracts where we build homes on buyer-owned land and fewer strategic lot sales, which was mostly offset by an increase in home closings of 220, or 20%. The reduction in ASP was driven by higher use of sales incentives as a percentage of homebuilding revenues, which increased by 183 bps, or 43%, when compared to the six months ended June 30, 2025, as well as a higher relative and absolute number of built-for-rent closings with lower ASPs. Homebuilding gross margin percentage of 15.0% for the six months ended June 30, 2026, representing a decrease of 460 bps, or 23%, when compared to the six months ended June 30, 2025. The decrease in homebuilding gross margin percentage was mainly the result of higher land and financing costs.
Midwest. Our Midwest segment homebuilding revenues for the six months ended June 30, 2026 were $687 million, a decrease of $195 million, or 22%, from $882 million for the six months ended June 30, 2025. This decrease was primarily due to lower home closings of 191, or 13%, as well as a decrease of 8% in the ASP of homes closed. The decline in ASP was mostly driven by changes in product mix, including the strategic introduction of lower-priced offerings in 2025, particularly in our Texas markets, which were not yet fully reflected in the results for the six months ended June 30, 2025. Additionally, strategic lot sales within the segment were lower by $25 million when compared to the six months ended June 30, 2025. Homebuilding gross margin percentage was 13.3% for the six months ended June 30, 2026, representing a decrease of 280 bps, or 17%, when compared to the six months ended June 30, 2025. The reduction in homebuilding gross margin percentage was mostly due to increased land and financing costs, partially offset by direct cost reductions.
Selling, General and Administrative Expense. The dollar decrease in Homebuilding SG&A was primarily driven by lower compensation cost of $23 million, mostly due to reductions commensurate with financial results. $15 million of the decrease in compensation costs were attributable to our Midwest segment. Homebuilding SG&A as a percentage of homebuilding revenues was 12.5% for the six months ended June 30, 2026, an increase of 40 bps, or 3%, when compared to the six months ended June 30, 2025. The percentage increase in Homebuilding SG&A was primarily attributable to reduced absorption per active community, as well as increased investments in technology and growth initiatives.
Other Expense, Net. The decrease in other expense, net for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily due to $7 million of purchase price adjustments related to the Crescent acquisition, which were recognized outside of the measurement period during the first quarter of 2025.
Contingent Consideration Revaluation. Contingent consideration income of $12 million during the six months ended June 30, 2025 related to an acquisition earnout arrangement that concluded in 2025 and, therefore, did not impact income before taxes of homebuilding operations for the six months ended June 30, 2026.
Income Before Taxes of Homebuilding Operations. The decrease in income before taxes of homebuilding operations during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily attributable to the reduction in homebuilding revenues, the decrease in gross margin, the change in contingent consideration income and the increase in Homebuilding SG&A as a percentage of homebuilding revenue, all explained above.
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

As of June 30, 2026 and December 31, 2025, our lot deposits for finished lot option and land bank option contracts were $502 million and $545 million, respectively. As of June 30, 2026 and December 31, 2025, we controlled 54,091 and 63,121 lots under finished lot option and land bank option contracts, respectively. The risk of loss related to finished lot and land bank option deposits and related fees was $812 million and $773 million as of June 30, 2026 and December 31, 2025, respectively. Risk of loss includes the lot deposits noted above, which are reported as such on the Condensed Consolidated Balance Sheets, pre-acquisition land costs, which include due diligence costs, lot option fees and property taxes, which are included in inventories on the condensed consolidated balance sheet, and any applicable termination fees.
Controlled Lots Pipeline
The following table presents our controlled lots through option contracts by homebuilding segment as of the periods indicated:

	As of June 30,	As of December 31,
Segment(1)	2026	2025	% Change
Southeast	18,913	23,616	(20%)
Mid-Atlantic	21,875	23,517	(7%)
Midwest	13,303	15,988	(17%)
Total(2)	54,091	63,121	(14%)
(1)Refer to Note 8, Segment Reporting to our condensed consolidated financial statements for further explanation of our reportable segments.
(2)As of June 30, 2026 and December 31, 2025, we had 320 and 731 controlled lots under built-for-rent contracts, respectively.
Active Communities
A community becomes active once the model is completed or the community has its fifth net sale. A community becomes inactive when it has fewer than five units remaining to sell. Ending active community count is an important metric to forecast future net sales for our business. As of June 30, 2026, we had 353 active communities, an increase of 82 communities, or 30%, as compared to 271 active communities as of June 30, 2025. As of June 30, 2026, the Company had 1,004 completed quick move-in ready homes, which represents approximately 3 spec homes per ending active community.
Our active community count excludes communities under built-for-rent contracts, as all sales to third-party investors occur at one point in time and these communities would have no homesites remaining to sell. As of June 30, 2026, we had 10 communities delivering closings under built-for-rent contracts, as compared to 7 communities as of June 30, 2025.
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
The following table presents information concerning our net sales, starts and closings in each of our homebuilding segments for the periods indicated:

	Three Months Ended June 30,						Period Over Period Percent Change
	2026			2025
Segment	Net Sales	Starts	Closings	Net Sales	Starts	Closings	Net Sales	Starts	Closings
Southeast(1)	868	1,082	889	605	877	842	43%	23%	6%
Mid-Atlantic(2)	631	941	715	694	970	600	(9)%	(3)%	19%
Midwest	733	1,271	686	639	1,139	790	15%	12%	(13)%
Total	2,232	3,294	2,290	1,938	2,986	2,232	15%	10%	3%
(1)Excluding built-for-rent activity, net sales in the Southeast segment increased 36% when comparing the three months ended June 30, 2026 to the three months ended June 30, 2025.
(2)Excluding built-for-rent activity, net sales in the Mid-Atlantic segment increased 17% when comparing the three months ended June 30, 2026 to the three months ended June 30, 2025.

	Six Months Ended June 30,						Period Over Period Percent Change
	2026			2025
Segment	Net Sales	Starts	Closings	Net Sales	Starts	Closings	Net Sales	Starts	Closings
Southeast(1)	1,686	1,779	1,503	1,295	1,437	1,529	30%	24%	(2)%
Mid-Atlantic	1,404	1,599	1,341	1,236	1,557	1,121	14%	3%	20%
Midwest	1,550	2,192	1,316	1,439	1,929	1,507	8%	14%	(13)%
Total	4,640	5,570	4,160	3,970	4,923	4,157	17%	13%	—%
(1)Excluding built-for-rent activity, net sales and closings in the Southeast segment increased 27% and 7%, respectively during the six months ended June 30, 2026 when compared to the six months ended June 30, 2025.

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
The following table presents information concerning our backlog in number of homes, ASP and aggregate value (in thousands) for our homebuilding segments as of the periods indicated:

	As of June 30,
	2026			2025
Segment	Homes	ASP	Value	Homes	ASP	Value
Southeast	1,016	$481,400	$489,102	998	$438,465	$437,588
Mid-Atlantic	694	431,554	299,498	812	399,863	324,689
Midwest	609	600,333	365,603	703	623,893	438,597
Total	2,319	$497,716	$1,154,203	2,513	$477,865	$1,200,875
Backlog of sold homes as of June 30, 2026 was 2,319 homes valued at approximately $1.2 billion based on ASP, a decrease of 194 homes and $47 million in value, or 8% and 4%, respectively, from 2,513 homes valued at approximately $1.2 billion as of June 30, 2025. Approximately 213 of the homes in our backlog are expected to be delivered in 2027 and beyond. The overall decrease in backlog was reflective of the cumulative impact of constrained sales activity in prior periods, and, to a lesser extent, fewer built-for-rent contracts in backlog, which outpaced the increase in net sales during the current period. Our backlog is primarily comprised of spec homes. Spec homes typically result in quicker closings and turnover of the backlog within the same reporting period.
Southeast. Backlog for the Southeast segment as of June 30, 2026 was 1,016 homes, an increase of 18 from 998 homes as of June 30, 2025. The increase from prior year was primarily attributable to an increase in net sales in the current period and, to a lesser extent, the decrease in home closings, mostly due to built-for-rent activity.
Mid-Atlantic. Backlog for the Mid-Atlantic segment as of June 30, 2026 was 694 homes, a decrease of 118 from 812 homes as of June 30, 2025. The decrease in backlog from prior year was primarily attributable to the cumulative effect of constrained sales activity in prior periods, as well as increased built-for-rent closings.
Midwest. Backlog for the Midwest segment as of June 30, 2026 was 609 homes, a decrease of 94 from 703 homes as of June 30, 2025. The decrease from prior year was mostly a result of the continued constrained sales environment, slightly offset by higher net sales relative to closings.

The following table presents information concerning our cancellation rates for each of our homebuilding segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2026	2025	2026	2025
Southeast	9.7%	15.6%	9.5%	13.3%
Mid-Atlantic	13.1%	10.8%	9.7%	12.2%
Midwest	10.9%	15.7%	8.5%	12.9%
Total(1)	11.1%	14.0%	9.3%	12.8%
(1)Our cancellation rate for a given period is calculated as the total number of sales contracts cancelled during the period, divided by the total number of new home sales contracts entered into during the period.
Our cancellation rate for the three months ended June 30, 2026 was 11.1%, an improvement of 290 bps when compared to the 14.0% cancellation rate for the three months ended June 30, 2025. Our cancellation rate for the six months ended June 30, 2026 was 9.3%, an improvement of 350 bps when compared to the 12.8% cancellation rate for the six months ended June 30, 2025. The improvement is partly attributable to the higher number of spec sales contracts, which have shorter closing cycles, typically resulting in lower cancellations when compared to pre-sold home sales contracts.

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
The following tables present selected financial information and supplemental data for our Financial Services segment for the periods indicated (dollars in thousands, unless otherwise indicated):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Mortgage revenues	$20,493	$17,635	$2,858	16%	$38,681	$32,543	$6,138	19%
Title and other services revenues	35,787	33,290	2,497	8%	68,779	38,145	$30,634	80%
Total financial services revenues	56,280	50,925	5,355	11%	107,460	70,688	36,772	52%
Financial services expense	45,239	40,058	5,181	13%	87,950	52,924	35,026	66%
Other income, net	(912)	(1,065)	153	(14)%	(1,454)	(830)	(624)	75%
(Income) loss from unconsolidated entities	(33)	(17)	(16)	94%	(91)	67	(158)	(236)%
Financial services income before taxes	$11,986	$11,949	$37	—%	$21,055	$18,527	$2,528	14%
Mortgage Financing Supplemental Data:
Total originations:
Number of loans	1,549	1,538	11	1%	2,795	2,725	70	3%
Principal (in millions)	$605	$641	$(36)	(6)%	$1,101	$1,154	$(53)	(5)%
Capture rate	81.7%	79.7%	2.0%	2.5%	81.5%	79.3%	2.2%	2.8%
Average FICO score	734	740	(6)	(1)%	735	740	(5)	(1)%
Funded origination breakdown:
Government (FHA, VA, USDA)	45.8%	54.2%	(8.4)%	(15.5)%	45.3%	53.5%	(8.2)%	(15.3)%
Non-agency	54.2%	45.8%	8.4%	18.3%	54.7%	46.5%	8.2%	17.6%

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Mortgage Banking. Mortgage revenues for the three months ended June 30, 2026 increased to $20 million from $18 million for the three months ended June 30, 2025. Financial services income before taxes related to mortgage banking for the three months ended June 30, 2026 was $10 million, an increase of $3 million, or 43%, from $7 million for the three months ended June 30, 2025. These increases were primarily due to continued execution efficiency and benefits from implemented hedging strategies.
Title and Other Services. Title and other services revenues for the three months ended June 30, 2026 increased to $36 million from $33 million for the three months ended June 30, 2025. Financial services income before taxes related to title and other services for the three months ended June 30, 2026 was $2 million, a decrease of $3 million, or 60%, from $5 million for the three months ended June 30, 2025. The increase in revenues and decrease in income were mostly due to the April 2025 acquisition of Alliant Title, with the decline in income primarily a result of increased costs associated with growth initiatives.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Mortgage Banking. Mortgage revenues for the six months ended June 30, 2026 increased to $39 million from $33 million for the six months ended June 30, 2025. Financial services income before taxes related to mortgage banking for the six months ended June 30, 2026 was $19 million, an increase of $7 million, or 58%, from $12 million for the six months ended June 30, 2025. These increases were primarily due to continued execution efficiency and benefits from implemented hedging strategies.
Title and Other Services. Title and other services revenues for the six months ended June 30, 2026 increased to $69 million from $38 million for the six months ended June 30, 2025. Financial services income before taxes related to title and other services for the six months ended June 30, 2026 was $2 million, a decrease of $5 million, or 71%, from $7 million for the six months ended June 30, 2025. The increase in revenues and decrease in income were mostly due to the April 2025 acquisition of Alliant Title, with the decline in income reflecting higher integration and restructuring related costs incurred to improve operational efficiency and support long-term growth.

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
The following table presents a reconciliation of EBITDA to the GAAP financial measure of net income for the periods indicated (unaudited and in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to Dream Finders Homes, Inc.	$27,721	$56,580	$40,977	$111,483
Interest income	(661)	(883)	(1,502)	(1,799)
Interest charged to homebuilding cost of sales(1)	58,269	56,197	105,055	98,002
Interest expense	984	129	2,222	129
Income tax expense	9,002	17,525	14,248	33,680
Depreciation and amortization(2)	5,062	4,197	10,189	8,795
EBITDA	$100,377	$133,745	$171,189	$250,290
EBITDA margin %(3)	9.4%	11.6%	8.8%	11.7%
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
The following table presents a reconciliation of adjusted homebuilding gross margin to the GAAP financial measure of homebuilding gross margin for the periods indicated (unaudited and in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Homebuilding gross margin(1)	$143,362	$181,709	$264,378	$368,281
Interest expense in homebuilding cost of sales(2)	58,269	56,197	105,055	98,002
Amortization in homebuilding cost of sales(3)	(346)	396	(411)	1,725
Commission expense	42,450	46,860	78,035	87,254
Adjusted homebuilding gross margin	$243,735	$285,162	$447,057	$555,262
Homebuilding gross margin %(4)	14.2%	16.5%	14.3%	17.8%
Adjusted homebuilding gross margin %(4)	24.2%	25.9%	24.2%	26.8%
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
The following table presents a reconciliation of net homebuilding debt to net capitalization to the GAAP financial measure of total debt to total capitalization as of the periods indicated (unaudited and in thousands, except percentages):

	As of June 30,	As of December 31,	As of June 30,
	2026	2025	2025
Total debt	$1,817,113	$1,606,193	$1,580,352
Total mezzanine equity	178,039	178,039	178,039
Total equity	1,433,827	1,426,072	1,335,686
Total capitalization	$3,428,979	$3,210,304	$3,094,077
Total debt to total capitalization	53.0%	50.0%	51.1%

Total debt	$1,817,113	$1,606,193	$1,580,352
Less: Mortgage warehouse facilities and other secured borrowings	210,459	217,133	158,041
Less: Cash and cash equivalents	203,494	234,766	210,320
Net homebuilding debt	1,403,160	1,154,294	1,211,991
Total mezzanine equity	178,039	178,039	178,039
Total equity	1,433,827	1,426,072	1,335,686
Net capitalization	$3,015,026	$2,758,405	$2,725,716
Net homebuilding debt to net capitalization	46.5%	41.8%	44.5%
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
Our principal uses of capital are for lot deposits, lot purchases just-in-time for construction, vertical home construction, operating expenses, the payment of routine liabilities, business acquisitions and the origination of mortgage loans. There were no cash payments for business acquisitions during the six months ended June 30, 2026, and there were cash payments of $183 million for business acquisitions during the six months ended June 30, 2025. Refer to Note 1, Nature of Business and Significant Accounting Policies to the consolidated financial statements within our Annual Report on Form 10-K for the year ended December 31, 2025, for more information.

Cash flows generated by our homebuilding projects can differ materially from our results of operations, as these depend upon the stage in the life cycle of each project. The majority of our projects begin at the land acquisition and development stage when we enter into finished lot option and land bank option contracts by placing a deposit with a land seller, developer or land banker. Our lot deposits are an asset on our Condensed Consolidated Balance Sheets. Early stages in our communities require material cash outflows relating to finished lot purchases from option contracts, permitting, construction and furnishing of model homes, roads, utilities, general landscaping and other amenities, as well as ongoing association fees and property taxes. Except for furnishings of model homes, these costs are capitalized within our inventories and are not recognized as an expense until a home sale closes. As such, we incur significant cash outflows prior to the recognition of homebuilding revenues and the related homebuilding cost of sales.
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
The above cash and land-light strategies allow us to maintain an adequate lot supply in our existing markets and support ongoing growth and profitability while significantly de-risking our balance sheet. We continue to operate in geographic regions with consistent increases in demand for new homes and constrained lot and inventory supply compared to population and job growth trends. We intend to continue to reinvest our earnings into our business and focus on expanding our operations. In addition, as the opportunity to purchase finished lots in desired locations becomes increasingly more limited and competitive, we are committed to allocating additional liquidity to land bank deposits on land development projects, as this strategy mitigates the risks associated with holding undeveloped land on our balance sheet, while allowing us to control adequate lot supply in our key markets to support forecasted growth. As of June 30, 2026 and December 31, 2025, our lot deposits related to finished lot option contracts and land bank option contracts were $502 million and $545 million, respectively.
Our total liquidity was as follows as of the periods indicated (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Borrowing base(1)	$1,402,049	$1,475,000
Outstanding balance under Credit Agreement	(999,000)	(798,000)
Letters of credit outstanding(2)	(1,926)	(12,449)
Availability under Credit Agreement	401,123	664,551
Cash and cash equivalents(3)	203,494	234,766
Total liquidity	$604,617	$899,317
(1)As of June 30, 2026 and December 31, 2025, the borrowing base under the Credit Agreement is reduced by the principal amount of the Senior Notes of $600 million. As of June 30, 2026 and December 31, 2025, the borrowing base calculation included available cash and escrow receivables in excess of $25 million. Refer to Note 3, Debt to our condensed consolidated financial statements for additional information.
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

Obligations under the Credit Agreement and Senior Notes are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries. As of June 30, 2026, we were in compliance with the covenants set forth for all of our debt obligations. Refer to Note 3, Debt to our condensed consolidated financial statements for more information on the Credit Agreement, Senior Notes and the mortgage warehouse facilities.
We continue to evaluate our overall capital structure and explore options to strengthen our balance sheet. We will remain opportunistic while assessing available capital in the debt and equity markets.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(151,071)	$(113,199)
Net cash used in investing activities	(16,539)	(197,255)
Net cash provided by financing activities	136,986	229,032
Net cash used in operating activities was $151 million for the six months ended June 30, 2026, compared to $113 million of net cash used in operating activities for the six months ended June 30, 2025. The change in net cash used in operating activities was mostly due to increased spend on inventories of $130 million, partly due to higher pre-acquisition land costs, as well as higher land and financing costs, a reduction of $7 million in mortgage loans held for the current period, compared to a reduction of $151 million in the prior year, and the decrease in net income of $70 million. These increases in net cash used in operating activities were partially offset by $110 million from reduced expenditures on lot deposits, an increase in accounts payable and accrued expenses of $16 million in the current period, compared to a reduction of $67 million in the prior year, increased customer deposits of $66 million from increased sales activity, and the impact of $32 million of contingent consideration revaluation and payments in the prior period related to an acquisition earnout arrangement that concluded in 2025 that did not repeat in the current period. The change in net cash used in operating activities are net of the effects of our acquisitions in 2025. Refer to Note 2, Acquisitions to our condensed consolidated financial statements for more information.
Net cash used in investing activities was $17 million for the six months ended June 30, 2026, compared to $197 million of net cash used in investing activities for the six months ended June 30, 2025, mostly attributable to business acquisition related payments during the six months ended June 30, 2025, which did not recur during the current period.
Net cash provided by financing activities was $137 million for the six months ended June 30, 2026, compared to $229 million of net cash provided by financing activities for the six months ended June 30, 2025. The change in net cash provided by financing activities reflected a $251 million decrease in homebuilding related net borrowings, partially offset by a decrease in net repayments of $139 million for our mortgage warehouse facilities during the period compared to the prior year period and $22 million of contingent consideration payments in the prior period related to an acquisition earnout arrangement that concluded in 2025 that did not repeat in the current period.
Redeemable Noncontrolling Interests
Based on the terms of the purchase agreement, at the time of an acquisition, we may issue a redeemable noncontrolling interest. A redeemable noncontrolling interest is reported within mezzanine equity on the Condensed Consolidated Balance Sheets at the greater of the initial carrying amount (its fair value on the acquisition date) adjusted for the noncontrolling interest’s share of net income (loss) less distributions or its redemption value. After achieving the minimum earnings threshold, the amount of net income that is attributable to the redeemable noncontrolling interest will be presented within net income attributable to noncontrolling interests on the Condensed Consolidated Statements of Operations. As of June 30, 2026, the redeemable noncontrolling interests totaled $30 million, of which no amount was redeemable within 12 months. Refer to Note 1, Nature of Business and Significant Accounting Policies to the consolidated financial statements within our Annual Report on Form 10-K for the year ended December 31, 2025, for more information.

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
Pursuant to the terms of the redeemable preferred stock, any time after September 29, 2026, a holder of shares of redeemable preferred stock can elect to convert their shares into shares of our Class A common stock at a conversion price based on the average of the immediately-preceding trailing 90 trading days’ closing price of Class A common stock prior to conversion, less 20% of the average and subject to a floor conversion price of $4.00 (the “Conversion Right”). We currently expect and plan to redeem and refinance all of the outstanding shares of redeemable preferred stock prior to September 29, 2026, after which the Conversion Right becomes effective.
The Board of Directors of the Company (the “Board of Directors”) has the authority to issue one or more series of preferred stock, par value $0.01 per share, without stockholder approval. Refer to Note 13, Equity to the consolidated financial statements within our Annual Report on Form 10-K for the year ended December 31, 2025, for further details on the terms of the redeemable preferred stock.
Contractual Obligations
During the six months ended June 30, 2026, there have been no material changes to our contractual obligations previously described under the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2025.
Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the six months ended June 30, 2026 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
As of June 30, 2026 and December 31, 2025, we had outstanding surety bonds of $343 million and $359 million, respectively, and outstanding letters of credit of $25 million and $27 million, respectively. We believe we will fulfill our obligations under the related arrangements and do not anticipate any material losses under these surety bonds and letters of credit.

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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2026. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2026 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides to the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.
Changes in Internal Control over Financial Reporting
We completed the Alliant Title acquisition on April 18, 2025, which is discussed in detail in Note 2, Acquisitions to the condensed consolidated financial statements. The internal controls over significant processes related to Alliant Title have been implemented.
There have been no other changes in internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
The following table provides information with respect to repurchases of shares of Class A common stock by the Company during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/2026 - 4/30/2026	520,289	$14.64	520,289	$24,374,567
5/1/2026 - 5/31/2026	376,404	14.55	376,404	18,896,320
6/1/2026 - 6/30/2026	115,928	14.95	115,928	17,162,616
Total	1,012,621	$14.64	1,012,621

ITEMS 3 - 4. NOT APPLICABLE
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
The following table describes the contracts, instructions or written plans for the sale or purchase of our securities adopted, terminated or modified by our directors and executive officers during the six months ended June 30, 2026, each of which is intended to satisfy the affirmative defensive conditions of Rule 10b5-1(c).

Name and Title	Adoption, Termination or Modification	Date of Adoption, Termination or Modification	Scheduled Expiration Date of Plan	Number of Shares to be Sold under the Plan
Patrick O. Zalupski	Adoption	March 16, 2026	November 12, 2026	1,000,000
President, Chief Executive Officer and Co-Chairman of the Board of Directors
L. Anabel Ramsay	Adoption	March 16, 2026	December 15, 2026	24,500
Senior Vice President and Chief Financial Officer

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1
Certificate of Formation of Dream Finders Homes, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on June 10, 2026).

3.2
Bylaws of Dream Finders Homes, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on June 10, 2026).

10.1†
Employment Agreement, effective as of June 1, 2026, by and between Dream Finders Homes, Inc. and Clinton L. Szubinski (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on June 5, 2026).

10.2†
Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39916) of Dream Finders Homes, Inc. filed with the SEC on June 10, 2026).

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
*Filed herewith.
† Management contract or compensatory plan or arrangement.

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

Dream Finders Homes, Inc.

Date:	July 30, 2026	/s/ Patrick O. Zalupski
Patrick O. Zalupski President, Chief Executive Officer and Co-Chairman of the Board of Directors (Principal Executive Officer)

Date:	July 30, 2026	/s/ L. Anabel Ramsay
L. Anabel Ramsay Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)