Form 10-Q
period 2026-09-30
Dream Finders Homes, Inc.
filed 2026-11-03
CIK 1825088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 22, 2026, there were 32,808,965 shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding and 57,726,153 shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. DREAM FINDERS HOMES, INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share and share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$245,645	$234,766
Restricted cash	48,357	49,624
Accounts receivable	28,643	39,120
Inventories	2,515,613	2,025,662
Lot deposits	490,166	545,253
Mortgage loans held for sale	169,614	205,089
Other assets	302,022	223,999
Investments in unconsolidated entities	23,009	26,610
Goodwill	377,361	377,361
Total assets	$4,200,430	$3,727,484

Liabilities
Accounts payable	$151,723	$126,130
Accrued liabilities	292,700	321,457
Customer deposits	77,853	69,593
Revolving credit facility and other borrowings	1,237,706	822,296
Senior unsecured notes, net	592,984	591,060
Mortgage warehouse facilities	165,325	192,837
Total liabilities	2,518,291	2,123,373
Commitments and contingencies (Note 5)
Mezzanine Equity
Redeemable preferred stock	218,875	148,500
Redeemable noncontrolling interests	29,539	29,539
Equity
Class A common stock, $0.01 par value, 289,000,000 authorized, 37,395,343 and 36,667,477 issued as of September 30, 2026 and December 31, 2025, respectively	374	367
Class B common stock, $0.01 par value, 61,000,000 authorized, 57,726,153 issued as of September 30, 2026 and December 31, 2025	577	577
Accumulated other comprehensive income	1,904	613
Additional paid-in capital	310,090	298,594
Retained earnings	1,207,855	1,173,950
Treasury stock, at cost, 4,586,378 and 2,124,094 shares of Class A common stock as of September 30, 2026 and December 31, 2025, respectively	(88,798)	(49,526)
Total Dream Finders Homes, Inc. stockholders’ equity	1,432,002	1,424,575
Noncontrolling interests	1,723	1,497
Total equity	1,433,725	1,426,072
Total liabilities, mezzanine equity and equity	$4,200,430	$3,727,484
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Homebuilding	$942,340	$916,671	$2,786,143	$2,986,359
Financial services	53,709	53,133	161,169	123,821
Total revenues	996,049	969,804	2,947,312	3,110,180
Homebuilding cost of sales	802,400	755,935	2,381,825	2,457,342
Financial services expense	46,263	45,081	134,213	98,005
Selling, general and administrative expense	144,259	109,509	383,602	360,902
(Income) loss from unconsolidated entities	(1,389)	103	(1,767)	(94)
Contingent consideration revaluation	—	1,786	—	(9,820)
Other income, net	(8,641)	(3,360)	(19,370)	(2,134)
Income before taxes	13,157	60,750	68,809	205,979
Income tax expense	(6,009)	(13,694)	(20,257)	(47,374)
Net income	7,148	47,056	48,552	158,605
Net income attributable to noncontrolling interests	(495)	(59)	(922)	(125)
Net income attributable to Dream Finders Homes, Inc.	$6,653	$46,997	$47,630	$158,480

(Loss) earnings per share
Basic	$(0.00)	$0.47	$0.37	$1.59
Diluted	$(0.00)	$0.47	$0.37	$1.56
Weighted-average number of shares
Basic	90,627,858	92,836,364	91,310,637	93,273,344
Diluted	90,627,858	100,635,669	91,500,375	101,299,599
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three and nine months ended September 30, 2026
(In thousands, except share amounts)
(Unaudited)

	Dream Finders Homes, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Accumulated Other Comprehensive Income	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity	Redeemable Preferred Stock		Redeemable Noncontrolling Interests
	Shares Outstanding	Amount	Shares Outstanding	Amount							Shares	Amount
Balance as of June 30, 2026	33,195,068	$374	57,726,153	$577	$1,407	$304,205	$1,208,177	$(82,837)	$1,924	$1,433,827	150,000	$148,500	$29,539
Stock-based compensation	—	—	—	—	—	5,885	—	—	—	5,885	—	—	—
Repurchases of common stock	(386,103)	—	—	—	—	—	—	(5,961)	—	(5,961)	—	—	—
Distributions	—	—	—	—	—	—	—	—	(696)	(696)	—	—	—
Redemption of redeemable preferred stock	—	—	—	—	—	—	(3,000)	—	—	(3,000)	(150,000)	(148,500)	—
Issuance of redeemable preferred stock	—	—	—	—	—	—	—	—	—	—	225,000	218,875	—
Preferred stock dividends declared	—	—	—	—	—	—	(3,975)	—	—	(3,975)	—	—	—
Other comprehensive income, net of tax	—	—	—	—	497	—	—	—	—	497	—	—	—
Net income	—	—	—	—	—	—	6,653	—	495	7,148	—	—	—
Balance as of September 30, 2026	32,808,965	$374	57,726,153	$577	$1,904	$310,090	$1,207,855	$(88,798)	$1,723	$1,433,725	225,000	$218,875	$29,539

Balance as of December 31, 2025	34,543,383	$367	57,726,153	$577	$613	$298,594	$1,173,950	$(49,526)	$1,497	$1,426,072	150,000	$148,500	$29,539
Stock-based compensation	—	—	—	—	—	16,694	—	—	—	16,694	—	—	—
Vesting of stock-based compensation	1,046,132	10	—	—	—	(10)	—	—	—	—	—	—	—
Withholding of common stock for taxes	(318,266)	(3)	—	—	—	(5,188)	—	—	—	(5,191)	—	—	—
Repurchases of common stock	(2,462,284)	—	—	—	—	—	—	(39,272)	—	(39,272)	—	—	—
Distributions	—	—	—	—	—	—	—	—	(696)	(696)	—	—	—
Redemption of redeemable preferred stock	—	—	—	—	—	—	(3,000)	—	—	(3,000)	(150,000)	(148,500)	—
Issuance of redeemable preferred stock	—	—	—	—	—	—	—	—	—	—	225,000	218,875	—
Preferred stock dividends declared	—	—	—	—	—	—	(10,725)	—	—	(10,725)	—	—	—
Other comprehensive income, net of tax	—	—	—	—	1,291	—	—	—	—	1,291	—	—	—
Net income	—	—	—	—	—	—	47,630	—	922	48,552	—	—	—
Balance as of September 30, 2026	32,808,965	$374	57,726,153	$577	$1,904	$310,090	$1,207,855	$(88,798)	$1,723	$1,433,725	225,000	$218,875	$29,539
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
Three and nine months ended September 30, 2025
(In thousands, except share amounts)
(Unaudited)

	Dream Finders Homes, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Accumulated Other Comprehensive Income	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total Equity	Redeemable Preferred Stock		Redeemable Noncontrolling Interests
	Shares Outstanding	Amount	Shares Outstanding	Amount							Shares	Amount
Balance as of June 30, 2025	35,386,280	$367	57,726,153	$577	$583	$288,429	$1,074,986	$(30,847)	$1,591	$1,335,686	150,000	$148,500	$29,539
Stock-based compensation	—	—	—	—	—	5,266	—	—	—	5,266	—	—	—
Repurchases of common stock	(357,715)	—	—	—	—	—	—	(9,673)	—	(9,673)	—	—	—
Distributions	—	—	—	—	—	—	—	—	(300)	(300)	—	—	—
Preferred stock dividends declared	—	—	—	—	—	—	(3,375)	—	—	(3,375)	—	—	—
Other comprehensive income, net of tax	—	—	—	—	24	—	—	—	—	24	—	—	—
Net income	—	—	—	—	—	—	46,997	—	59	47,056	—	—	—
Balance as of September 30, 2025	35,028,565	$367	57,726,153	$577	$607	$293,695	$1,118,608	$(40,520)	$1,350	$1,374,684	150,000	$148,500	$29,539

Balance as of December 31, 2024	35,710,848	$360	57,726,153	$577	$—	$281,559	$970,253	$(7,827)	$5,487	$1,250,409	150,000	$148,500	$21,451
Stock-based compensation	—	—	—	—	—	20,026	—	—	—	20,026	—	—	—
Vesting of stock-based compensation	982,856	10	—	—	—	(10)	—	—	—	—	—	—	—
Withholding of common stock for taxes	(317,456)	(3)	—	—	—	(7,880)	—	—	—	(7,883)	—	—	—
Repurchases of common stock	(1,347,683)	—	—	—	—	—	—	(32,693)	—	(32,693)	—	—	—
Distributions	—	—	—	—	—	—	—	—	(4,262)	(4,262)	—	—	—
Preferred stock dividends declared	—	—	—	—	—	—	(10,125)	—	—	(10,125)	—	—	—
Noncontrolling interest issued in business combination	—	—	—	—	—	—	—	—	—	—	—	—	8,088
Other comprehensive income, net of tax	—	—	—	—	607	—	—	—	—	607	—	—	—
Net income	—	—	—	—	—	—	158,480	—	125	158,605	—	—	—
Balance as of September 30, 2025	35,028,565	$367	57,726,153	$577	$607	$293,695	$1,118,608	$(40,520)	$1,350	$1,374,684	150,000	$148,500	$29,539
The accompanying notes are an integral part of these condensed consolidated financial statements.

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$48,552	$158,605
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	16,766	10,756
Amortization of lease right-of-use assets	10,445	10,682
Stock-based compensation	16,694	20,026
Deferred income tax expense	11,472	17,406
Contingent consideration revaluation	—	(9,820)
Payments of contingent consideration	—	(20,263)
Inventory impairment and deal abandonment charges	11,372	4,145
Gains on investments in equity securities	(12,888)	(814)
Other, net	(101)	1,515
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	10,477	(14,853)
Inventories	(493,697)	(323,718)
Lot deposits	52,894	(90,688)
Other assets	(35,120)	(44,248)
Mortgage loans held for sale	35,474	189,094
Accounts payable and accrued liabilities	15,068	(114,303)
Customer deposits	8,260	(37,702)
Net cash used in operating activities	(304,332)	(244,180)
Cash flows from investing activities
Purchase of property and equipment	(16,220)	(18,218)
Proceeds from disposals of property and equipment	13	210
Investments in unconsolidated entities	(4,472)	(1,937)
Return of investments from unconsolidated entities	8,073	1,621
Payments for acquisitions, net of cash acquired	—	(184,460)
Purchase of investment securities	(47,649)	(5,495)
Proceeds from sales of investment securities	28,198	6,360
Net cash used in investing activities	(32,057)	(201,919)

DREAM FINDERS HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from financing activities
Proceeds from senior unsecured notes	—	300,000
Proceeds from revolving credit facility and other borrowings	1,146,313	1,213,667
Repayments on revolving credit facility and other borrowings	(730,903)	(847,664)
Proceeds from mortgage warehouse facilities	563,874	114,931
Repayments on mortgage warehouse facilities	(591,386)	(296,326)
Payments of debt issuance costs	(155)	(10,924)
Proceeds from issuance of redeemable preferred stock, net	217,125	—
Payments for redemption of redeemable preferred stock	(151,500)	—
Proceeds from borrowings related to consolidated inventory not owned	42,972	—
Payments for borrowings related to consolidated inventory not owned	(95,655)	—
Payments of preferred stock dividends	(9,525)	(10,125)
Payments for common stock withheld for taxes	(5,191)	(7,883)
Repurchases of common stock	(39,272)	(32,693)
Distributions to noncontrolling interests	(696)	(4,262)
Payments of contingent consideration	—	(22,270)
Net cash provided by financing activities	346,001	396,451
Net increase (decrease) in cash, cash equivalents and restricted cash	9,612	(49,648)
Cash, cash equivalents and restricted cash at beginning of period	284,390	339,825
Cash, cash equivalents and restricted cash at end of period	$294,002	$290,177
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$245,645	$251,044
Restricted cash	48,357	39,133
Total cash, cash equivalents and restricted cash	$294,002	$290,177
Supplemental disclosures of cash payments:
Cash paid for interest	$232,427	$211,169
Cash paid for income taxes, net of refunds(1)	25,174	107,669
Supplemental disclosures of noncash activities:
Noncash investing activities
Noncontrolling interest issued in business combinations(2)	$—	$8,088
Accrued cash consideration for business combinations	—	6,712
Total noncash investing activities	$—	$14,800
Noncash financing activities
Dividends accrued on preferred stock	$1,200	$231
Accrued financing commitment fees	19,150	—
Total noncash financing activities	$20,350	$231
(1)Includes payments for purchased tax credits of $10.4 million and $7.7 million related to 2026 and 2025 income tax expense, respectively, for the nine months ended September 30, 2026. Includes payments for purchased tax credits of $10.7 million and $36.6 million related to 2025 and 2024 income tax expense, respectively, for the nine months ended September 30, 2025.
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

DREAM FINDERS HOMES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Nature of Business and Significant Accounting Policies
Nature of Business
Dream Finders Homes, Inc., a Texas corporation (together with its subsidiaries, “Dream Finders”, “DFH”, or the “Company”), designs, builds and sells homes in markets throughout the United States. The homebuilding operations are structured regionally into three reportable segments—Southeast, Mid-Atlantic and Midwest. The Company also operates a financial services reportable segment, which provides mortgage banking solutions and title agency and underwriting insurance services through its wholly-owned subsidiaries Jet HomeLoans, LP (“Jet HomeLoans”), DF Title, LLC doing business as Golden Dog Title & Trust and Golden Dog Title (“DF Title”), and Alliant National Title Insurance Company, Inc. (“Alliant National Title”). Additionally, the Financial Services segment offers homeowners insurance and ancillary products to homebuyers through the Company’s wholly-owned insurance broker.
Beazer Acquisition
On August 6, 2026, the Company entered into an Agreement and Plan of Merger with Beazer Homes USA, Inc., a Delaware corporation (“Beazer”) for the purpose of acquiring Beazer (the “Merger Agreement”).
On October 20, 2026, the Company completed the acquisition of Beazer (the “Beazer acquisition”). Refer to Note 14, Subsequent Events for additional information.
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
Recent Accounting Pronouncements
In November 2024, the FASB issued Accounting Standards Update (“ASU”) Number 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“ASU 2024-03”). ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. Annual disclosure requirements under ASU 2024-03 will become effective for the fiscal year ending December 31, 2027 and interim disclosure requirements will become effective beginning for the three months ended March 31, 2028. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on its condensed consolidated financial statements.

2.     Acquisitions
Financial Services
Alliant National Title
On April 18, 2025, the Company acquired Colorado-based title insurance underwriter, Alliant National Title and a related affiliate, the operations of which are included in the Financial Services segment as of that date. The cash consideration paid for the Alliant National Title acquisition, inclusive of measurement period adjustments, was $37.2 million, net of $3.0 million of cash acquired. The purpose of this acquisition was to expand the Company’s financial services offerings to include title insurance underwriting. The acquisition was accounted for as a business combination under ASC Topic 805.
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

3.    Debt
The outstanding debt obligations included the following as of the periods indicated (in thousands):

	As of September 30, 2026	As of December 31, 2025
Revolving credit facility	$1,199,000	$798,000
6.875% senior unsecured notes, due September 2030	295,647	294,758
8.250% senior unsecured notes, due August 2028	297,337	296,302
Mortgage warehouse facilities	165,325	192,837
Other borrowings	38,706	24,296
Total debt	$1,996,015	$1,606,193
The Company is subject to specified financial covenants as part of its debt obligations. The Company was in compliance with these financial covenants as of September 30, 2026 and December 31, 2025, as applicable, and expects to remain in compliance over the next 12 months.

Senior Unsecured Notes
The Company had the following senior unsecured notes (collectively, the “Senior Notes”) outstanding as of September 30, 2026:
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
As of September 30, 2026, the 2028 Notes are redeemable at a specified rate of 102.1% of the principal balance, plus accrued and unpaid interest, and periodically decreases to a specified rate of 100.0% on August 15, 2027. Upon the occurrence of a Change of Control (as defined in the indenture governing the 2028 Notes), the holders of the 2028 Notes will have the right to require the Company to repurchase all or a portion of the 2028 Notes at a price equal to 101.0% of the aggregate principal amount of the 2028 Notes, plus any accrued and unpaid interest.
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
As of September 30, 2026 and December 31, 2025, unamortized debt issuance costs were $7.0 million and $8.9 million, respectively. Unamortized debt issuance costs reduce the carrying value of the Senior Notes reported on the Condensed Consolidated Balance Sheets within senior unsecured notes, net.

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

On September 22, 2026, the Company entered into an amendment to the Credit Agreement that increased the letter of credit sublimit from $25.0 million to $100.0 million and modified certain restrictive covenants governing land bank transactions, dispositions of certain assets and contractual obligations assumed in connection with permitted acquisitions. The letter of credit sublimit is part of, and not in addition to, the aggregate commitments under the Credit Agreement. The amendment did not change the aggregate commitments or maturity dates under the Credit Agreement.
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
Under the Credit Agreement, the funds available are unsecured and availability under the borrowing base is calculated based on specific advance rates for finished lots, construction in process homes, and finished homes inventory on the Condensed Consolidated Balance Sheets, plus available cash and escrow receivables in excess of $25.0 million, as applicable, and reduced for any outstanding unsecured indebtedness permitted under the Credit Agreement, including the Senior Notes. Additionally, the Credit Agreement allows the Company to temporarily increase the maximum debt to capitalization ratio from 60.0% to 65.0% for the fiscal quarter in which a material acquisition is completed and the following three fiscal quarters.
The Company had unamortized debt issuance costs primarily related to the Credit Agreement of $8.1 million and $11.4 million as of September 30, 2026 and December 31, 2025, respectively. Unamortized debt issuance costs related to the Credit Agreement are included within other assets on the Condensed Consolidated Balance Sheets.
Amortization of debt issuance costs related to the Senior Notes and the Credit Agreement is recorded as capitalized interest within inventories on the Condensed Consolidated Balance Sheets and is expensed in homebuilding cost of sales as the related homes close.

Mortgage Warehouse Facilities
The Company had the following mortgage warehouse lines of credit and repurchase agreements (“mortgage warehouse facilities”) with various financial institutions related to Jet HomeLoans, which are used to finance mortgage loans held for sale. The borrowings under these mortgage warehouse facilities are collateralized by the mortgage loans held for sale reported on the Condensed Consolidated Balance Sheets.
The outstanding balances for each of the mortgage warehouse facilities were as follows as of the periods indicated (in thousands, except for percentages):

	Outstanding Balance
Facility	As of September 30, 2026	As of December 31, 2025	Facility Amount	Interest Rate
Warehouse A	$45,805	$59,985	$100,000	SOFR + 2.00%; floor rate of 4.50%
Warehouse B	36,236	42,777	80,000	SOFR + 1.85%
Warehouse C	29,947	44,274	100,000	SOFR + 1.75%; floor rate of 4.50%
Warehouse D	45,530	45,801	100,000	SOFR + 2.00%
Warehouse E	7,807	—	25,000	SOFR + 1.90%
Total	$165,325	$192,837	$405,000
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
Inventories consisted of the following as of the periods indicated (in thousands):

	As of September 30, 2026	As of December 31, 2025
Construction in process and finished homes	$1,908,080	$1,563,922
Finished lots and land(1)	332,417	268,849
Pre-acquisition land costs	275,116	192,891
Inventories	$2,515,613	$2,025,662
(1)As of September 30, 2026 and December 31, 2025, included $17.7 million and $70.0 million, respectively, of consolidated inventory not owned in relation to finished lot sales to land bank partners for which the Company is obligated to repurchase.
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
Inventory impairment charges are included in homebuilding cost of sales on the Condensed Consolidated Statements of Operations. $6.7 million of such impairment charges were recorded for the three and nine months ended September 30, 2026, and none were recorded for the three and nine months ended September 30, 2025.
The Company reviews lot deposits on a quarterly basis on an individual lot or portfolio of lots, and records a deal abandonment charge when the Company intends to forfeit its deposit. The Company also records deal abandonment charges for the associated pre-acquisition land costs which are included in inventory on the Condensed Consolidated Balance Sheets. Deal abandonment charges are included in SG&A on the Condensed Consolidated Statements of Operations. There were $1.6 million and $4.6 million of these charges included in SG&A for the three and nine months ended September 30, 2026, respectively, and $2.6 million and $4.2 million for the three and nine months ended September 30, 2025, respectively.

Capitalized interest activity related to the Credit Agreement and Senior Notes, which is included in CIP and finished homes, is summarized in the table below for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Capitalized interest as of beginning of the period	$57,062	$43,634	$55,664	$37,723
Interest incurred	32,260	29,842	93,393	85,320
Interest expensed	—	—	(1,342)	—
Interest charged to homebuilding cost of sales	(23,417)	(21,062)	(81,810)	(70,629)
Capitalized interest as of end of the period	$65,905	$52,414	$65,905	$52,414
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
On April 28, 2025, the former owner of Crescent Ventures, LLC (“Crescent Homes”) and his affiliates (the “plaintiffs”) filed a complaint in Chancery Court in Delaware against the Company for an alleged breach of contract related to the Crescent Homes acquisition. Earlier mediation was not successful and the former owner filed a motion for summary judgment. On June 2, 2026, the plaintiffs filed an amended complaint in the Superior Court in Delaware (the “Superior Court”) after the Chancery Court in Delaware dismissed the complaint against the Company and permitted the plaintiffs to transfer the complaint to the Superior Court. A trial has been set to commence on January 31, 2028 in the Superior Court. The Company has filed its counterclaims and intends to defend the lawsuit. As of November 3, 2026, it is not possible to reasonably estimate the probability that either party will prevail.
The Company does not believe that any future outcomes of any claims or lawsuits currently outstanding will have a material adverse effect upon the condensed consolidated financial statements.
Surety Bonds and Letters of Credit
In the ordinary course of business, the Company obtains surety bonds and letters of credit to cover land development performance obligations with local municipalities. While substantial development and construction work may already be complete concerning the improvements at these sites, typically the letters of credit and surety bonds are not fully released until all development and construction activities have been completed. As of September 30, 2026 and December 31, 2025, the Company had outstanding surety bonds of $347.6 million and $358.7 million, respectively, and outstanding letters of credit of $25.1 million and $27.0 million, respectively, which are not reported on the Condensed Consolidated Balance Sheets.

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
The carrying amounts of the investments in unconsolidated entities, including unconsolidated VIEs, other than the lot option contracts discussed below, were $23.0 million and $26.6 million as of September 30, 2026 and December 31, 2025, respectively. The maximum exposure to loss is limited to the investment in the entities as the Company is not obligated to provide them with any additional capital and does not guarantee any of their debt or other liabilities.
Under lot option contracts, the Company typically makes a specified earnest money deposit in consideration for the right to purchase finished lots in the future at predetermined prices. The Company concluded that it is not the primary beneficiary of the land bank entities with which it enters into lot option contracts and, therefore, the Company does not consolidate any of these entities. The risk of loss related to finished lot and land bank option deposits and related fees was $807.5 million and $773.4 million as of September 30, 2026 and December 31, 2025, respectively.
7.    Income Taxes
The effective tax rate for the nine months ended September 30, 2026 and 2025 was estimated to be 29.4% and 23.0%, respectively. The effective tax rate increase of 6.4% was primarily attributable to transaction costs related to the Beazer acquisition which are nondeductible for tax purposes.
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
•Financial Services (primarily Jet HomeLoans, DF Title and Alliant National Title)
The corporate component, which is not considered an operating segment, is reported separately as “corporate.” Certain corporate SG&A expenses are charged to the segments and eliminated in consolidation.
On June 1, 2026, the chief operating decision makers group (the “CODM”) was updated to include the Chief Operating Officer upon his appointment on that date. The change did not result in a change to the Company’s operating segments, reportable segments or the measure of segment profit or loss used by the CODM.

The following table summarizes revenues, significant expenses and income (loss) before taxes by segment for the three months ended September 30, 2026 and 2025 (in thousands):

	Southeast(1)	Mid-Atlantic(2)	Midwest	Financial Services	Corporate(3)	Consolidated
2026
Total revenues	$343,281	$236,604	$362,455	$53,709	$—	$996,049
Homebuilding cost of sales	292,234	200,978	309,188	—	—	802,400
Financial services expense(4)	—	—	—	46,263	—	46,263
Selling, general and administrative expense	41,818	33,411	42,800	—	26,230	144,259
Other segment (income) expense, net⁽⁵⁾	(17)	156	310	(457)	(10,022)	(10,030)
Income (loss) before taxes	$9,246	$2,059	$10,157	$7,903	$(16,208)	$13,157
2025
Total revenues	$317,159	$242,181	$357,331	$53,133	$—	$969,804
Homebuilding cost of sales	257,556	200,775	297,604	—	—	755,935
Financial services expense(4)	—	—	—	45,081	—	45,081
Selling, general and administrative expense	39,062	30,600	37,494	—	2,353	109,509
Contingent consideration revaluation	—	—	1,786	—	—	1,786
Other segment (income) expense, net⁽⁵⁾	(380)	3	(710)	(758)	(1,412)	(3,257)
Income (loss) before taxes	$20,921	$10,803	$21,157	$8,810	$(941)	$60,750
(1)Noncash items for the Southeast segment included inventory impairment and deal abandonment charges of $2.0 million and $2.4 million, respectively, for the three months ended September 30, 2026 and 2025.
(2)Noncash items for the Mid-Atlantic segment included inventory impairment and deal abandonment charges of $6.1 million and $0.2 million, respectively, for the three months ended September 30, 2026 and 2025.
(3)Corporate includes operations and investments of the corporate component. Corporate SG&A primarily consists of depreciation of corporate assets, professional services fees, certain payroll costs and other general corporate expenses not allocated to the segments. Corporate other segment items primarily consist of interest income and expense, investment income, rental income and income from unconsolidated entities. During the three months ended September 30, 2026, changes in fair value of investments in equity securities related to a pre-acquisition investment in Beazer resulted in unrealized gains of $4.9 million which are recognized within other income, net on the Condensed Consolidated Statements of Operations. During the three months ended September 30, 2026, transaction costs associated with the Beazer acquisition were $23.5 million which are included within selling, general and administrative expense on the Condensed Consolidated Statements of Operations. There were no such corporate investment income or transaction costs for the three months ended September 30, 2025.
(4)Financial services expense primarily consists of commissions, salaries and benefits.
(5)Other segment items related to the homebuilding segments primarily consist of interest income and expense, management fees and gains and losses on sales of fixed assets. Other segment items related to financial services primarily consist of investment income.

The following table summarizes revenues, significant expenses and income before taxes by segment for the nine months ended September 30, 2026 and 2025 (in thousands):

	Southeast(6)	Mid-Atlantic(7)	Midwest	Financial Services	Corporate(3)(8)	Consolidated
2026
Total revenues	$1,005,087	$731,888	$1,049,168	$161,169	$—	$2,947,312
Homebuilding cost of sales	855,455	621,837	904,533	—	—	2,381,825
Financial services expense(4)	—	—	—	134,213	—	134,213
Selling, general and administrative expense	120,509	99,335	127,758	—	36,000	383,602
Other segment expense (income), net⁽⁵⁾	308	1,319	282	(2,002)	(21,044)	(21,137)
Income (loss) before taxes	$28,815	$9,397	$16,595	$28,958	$(14,956)	$68,809
2025
Total revenues	$992,364	$755,067	$1,238,928	$123,821	$—	$3,110,180
Homebuilding cost of sales	806,873	613,078	1,037,391	—	—	2,457,342
Financial services expense(4)	—	—	—	98,005	—	98,005
Selling, general and administrative expense	122,750	94,863	139,692	—	3,597	360,902
Contingent consideration revaluation	—	—	(9,820)	—	—	(9,820)
Other segment (income) expense, net⁽⁵⁾	(578)	6,739	(1,310)	(1,521)	(5,558)	(2,228)
Income before taxes	$63,319	$40,387	$72,975	$27,337	$1,961	$205,979
See notes (3) to (5) above under the segment results for the three months ended September 30, 2026 and 2025.
(6)Noncash items for the Southeast segment included inventory impairment and deal abandonment charges of $3.8 million and $3.2 million, respectively, for the nine months ended September 30, 2026 and 2025.
(7)Noncash items for the Mid-Atlantic segment included inventory impairment and deal abandonment charges of $7.1 million and $0.7 million, respectively, for the nine months ended September 30, 2026 and 2025. During the nine months ended September 30, 2025, other segment items for the Mid-Atlantic segment included $6.7 million of accrued expense from March 2025 purchase price adjustments related to the Crescent Homes acquisition.
(8)During the nine months ended September 30, 2026, changes in fair value of investments in equity securities related to a pre-acquisition investment in Beazer resulted in unrealized gains of $10.4 million, which are recognized within other income, net on the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2026, transaction costs associated with the Beazer acquisition were $23.9 million, which are included within selling, general and administrative expense on the Condensed Consolidated Statements of Operations. There were no such corporate investment income or transaction costs for the nine months ended September 30, 2025.

The following table summarizes total assets and goodwill by segment as of the periods indicated (in thousands):

	Assets:		Goodwill:
	As of September 30, 2026	As of December 31, 2025	As of September 30, 2026	As of December 31, 2025
Southeast	$1,097,404	$1,010,715	$68,467	$68,467
Mid-Atlantic	1,042,939	904,598	144,959	144,959
Midwest	1,290,952	1,086,398	141,071	141,071
Financial Services	331,480	347,791	22,864	22,864
Corporate(1)	437,655	377,982	—	—
Consolidated	$4,200,430	$3,727,484	$377,361	$377,361
(1)Corporate assets are comprised of, but are not limited to, operating and restricted cash, deferred tax assets, prepaids and other assets not directly attributable to a reportable segment.
9.    Title Insurance
On April 18, 2025, the Company acquired Colorado-based title insurance underwriter, Alliant National Title, which provides title insurance and escrow services. Refer to Note 2, Acquisitions for more information. The Company estimates the reserve for title claim losses, inclusive of reserves for known claims and those incurred but not yet reported (“IBNR”) to the Company, related to the title insurance policies issued by Alliant National Title.
As of September 30, 2026 and December 31, 2025, the reserve for title claim losses was $31.3 million and $32.7 million, respectively, of which $26.6 million and $27.4 million, or 85.0% and 83.6%, respectively, represents the IBNR component. For the three and nine months ended September 30, 2026, the Company had no title claim loss provision and $3.6 million of title claim loss provision, respectively, and claims paid, net of recoveries, of $2.2 million and $5.0 million, respectively. For the three and nine months ended September 30, 2025, the Company had a title claim loss provision of $1.2 million and $1.0 million, respectively, and claims paid, net of recoveries, of $1.6 million and $2.4 million, respectively.

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
The fair value of mortgage loans held for sale is based on either investor commitments or quoted secondary-market prices. Derivative assets and liabilities are associated with mandatory and best effort interest rate lock commitments (“IRLC”) and mortgage backed securities (“MBS”) used to hedge interest rate risk on certain of the IRLC. The fair values for IRLC are derived from market pricing for instruments with similar characteristics or forward sale commitment prices, as well as certain unobservable inputs such as estimated costs to originate the loans and the probability that the mortgage loan will fund within the terms of the IRLC, known as the pull-through rate. The Company estimates the fair value of forward sales of MBS contracts based on quoted MBS prices. As of September 30, 2026 and December 31, 2025, the total notional amount of mortgage loans locked and approved through IRLC totaled approximately $100.5 million and $59.0 million, respectively, and carried weighted-average interest rates of approximately 5.5% and 5.2%, respectively. As of September 30, 2026 and December 31, 2025, the total notional amount of MBS sales totaled approximately $153.0 million and $48.8 million, respectively, and carried weighted-average interest rates of approximately 4.7% and 4.2%, respectively. As of September 30, 2026 and December 31, 2025, the aggregate unpaid principal amount of mortgage loans held for sale was $172.0 million and $199.5 million, respectively. Management believes that carrying the mortgage loans held for sale and the derivative instruments used to economically hedge them at fair value enhances financial reporting by reducing volatility in reported earnings.
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
The fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, customer deposits and mortgage warehouse facilities, approximate their carrying amounts due to the short-term nature of these instruments. The fair value of the Credit Agreement approximates its carrying amount since it is subject to short-term floating interest rates that reflect current market rates. Fair value measurements may also be utilized on a nonrecurring basis, such as for the accounting for acquisitions or the impairment of long-lived assets and inventory. These values are level 3 measurements in the fair value hierarchy. As of September 30, 2026 and December 31, 2025, the inventories for which the carrying value was determined to not be recoverable had a fair value of $43.1 million and $11.6 million, respectively.

The following table presents the carrying value and fair value of certain of the financial instruments as of the periods indicated (in thousands):

		As of September 30, 2026		As of December 31, 2025
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Mortgage loans held for sale	Level 2	$169,614	$169,614	$205,089	$205,089
IRLC	Level 3	—	—	1,449	1,449
MBS	Level 2	3,747	3,747	—	—
AFS debt securities	Level 2	27,350	27,350	30,704	30,704
Equity securities	Level 1	36,947	36,947	4,877	4,877
Liabilities:
IRLC	Level 3	326	326	—	—
MBS	Level 2	—	—	128	128
Senior unsecured notes, net	Level 2	592,984	580,425	591,060	610,944
The following table presents additional information related to the AFS debt securities, including the largest major security type, corporate bonds, as of the periods indicated (in thousands):

	As of September 30, 2026		As of December 31, 2025
	Amortized cost	Fair value	Amortized cost	Fair value
Years to maturity:
Due in one year or less	$2,391	$2,376	$1,080	$1,166
Due after one year through five years	6,449	6,289	8,314	8,461
Due after five years through ten years	6,202	5,912	8,240	8,402
Due after ten years	6,135	5,821	9,711	9,908
Asset-backed securities	7,107	6,952	2,746	2,767
Total AFS debt securities	$28,284	$27,350	$30,091	$30,704

AFS corporate bonds	$12,528	$12,025	$16,384	$16,775

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
DF Residential II, LP (“Fund II”) is currently in the harvesting period. As of September 30, 2026 and December 31, 2025, the Company had $13.7 million and $17.6 million, respectively, in outstanding lot deposits related to Fund II, controlling 1,022 lots and 1,479 lots, respectively.
DF Residential III, LP (“Fund III”) has an exclusive right of first offer on any land bank financing projects that meet its investment criteria and are undertaken by the Company. Fund III is currently in the investment period. The Company and key members of executive management have committed to make investments in Fund III of $57.6 million, of which 55.9% was contributed as of September 30, 2026. As of September 30, 2026 and December 31, 2025, the Company had $47.9 million and $53.6 million, respectively, in outstanding lot deposits related to Fund III, controlling 3,631 lots and 4,111 lots, respectively.
12.    Equity
Redeemable Preferred Stock
Series A Preferred Stock
On September 14, 2026, the Company redeemed all 150,000 shares of its previously outstanding Series A Convertible Preferred Stock with an initial liquidation preference of $1,000 per share and a par value of $0.01 per share (the “Series A preferred stock”), pursuant to the redemption notice provided to the holders of the Series A preferred stock on August 14, 2026. The Company made an aggregate cash payment to the holders of the Series A preferred stock of $154.3 million, which included 101.0% of the liquidation preference of $1,000 per share and accumulated dividends of $2.8 million. Following the redemption, no shares of Series A preferred stock remained outstanding.
Series B Preferred Stock
On September 14, 2026, the Company entered into Subscription Agreements (the “Subscription Agreements”) with certain institutional investors (collectively, the “Purchasers”). Pursuant to the Subscription Agreements, the Company sold to the Purchasers 225,000 shares of newly-created Series B Convertible Preferred Stock at a first closing, which occurred on September 14, 2026 (the “First Closing”) with an initial liquidation preference of $1,000 per share and a par value of $0.01 per share for an aggregate purchase price of $225.0 million (the “Series B preferred stock” and, together with the Series A preferred stock, the “redeemable preferred stock”). The Purchasers of the Series B preferred stock received an original issue discount equal to 2.5% of the purchase price, which reduced the carrying amount of the Series B preferred stock along with certain directly attributable issuance costs recorded within redeemable preferred stock on the Condensed Consolidated Balance Sheet. The proceeds received from the First Closing were $217.1 million, net of the original issue discount and other fees incurred by the Company. The Company used the proceeds from the First Closing to redeem the then outstanding Series A preferred stock and the remainder for general corporate and operational purposes, and in anticipation of funding a portion of the Beazer acquisition.

The Series B preferred stock is perpetual with call and conversion rights. The Series B preferred stock is non-voting and entitles holders of the Series B preferred stock to cumulative dividends at a rate of 12.0% per annum, payable quarterly in arrears commencing December 31, 2026, which, after the sixth anniversary from the First Closing date, shall increase by 0.5% every six months, subject to a maximum of 15.0%. The Company may, in its sole discretion, defer payment of all or part of any dividend. Deferred dividends accrue additional dividends at the applicable annual dividend rate, currently 12.0%, compounded quarterly, until the deferred dividends and all additional dividends accrued are paid in full in cash. The Series B preferred stock ranks senior to the Company’s Class A and B common stock with respect to dividends and distributions upon liquidation, winding-up and dissolution. Upon a liquidation, dissolution or winding up of the Company, each share of Series B preferred stock will be entitled to receive the greater of (i) the sum of the initial liquidation preference of $1,000 per share, plus all accumulated and unpaid dividends, or (ii) after the sixth anniversary of the First Closing, the as-converted value of such share calculated pursuant to the calculation of the holder conversion and fundamental change options described below.
Following the third anniversary of the First Closing date, the Company can redeem all or any portion of the Series B preferred stock for an amount in cash, starting at 102.0% of the liquidation preference, and decreasing to 100.0% of the liquidation preference, if redeemed after the fifth anniversary, plus accumulated and unpaid dividends.
Subsequent to the sixth anniversary of the First Closing date, a holder can convert the Series B preferred stock into Class A common stock of the Company at a price based on the average closing price of Class A common stock for the 90 trading days immediately preceding, but not including, the conversion notice date, less a 20.0% conversion discount and subject to a floor conversion price of $4.19. In the event of an uncured breach of the protective provisions, which require the Company to be in compliance with all covenants under the Credit Agreement and the Series B preferred stock, the Series B preferred stock will become convertible prior to the sixth anniversary of the First Closing date with a conversion discount of 25.0%, and subject to a floor conversion price of $4.19. In the event that a conversion is exercised and the conversion price is less than the floor price of $4.19, inclusive of the effect of the applicable discount rate (the “conversion floor price”), the Company will issue the number of shares of Class A common stock determined using the conversion floor price and make a cash payment to the holder for the value of the additional shares the holder would have received if the floor had not applied.
Upon the occurrence of a fundamental change, which include, but are not limited to, a change of control or Patrick Zalupski ceasing to beneficially own at least 50.0% of both the voting power and economic interest of the Company, each holder of Series B preferred stock will have the right to (i) convert all or any portion of such holder’s Series B preferred stock into Class A common stock at a conversion price equal to the volume-weighted average price of the Class A common stock for the 30 trading days beginning on, and including, the First Closing date, and/or (ii) require the Company to redeem all or any portion of such holder’s Series B preferred stock for an amount in cash equal to the greater of the as-converted value and the liquidation preference, plus (a) accumulated and unpaid dividends and (b) if and only if the redemption date occurs on or prior to September 14, 2029, an amount equal to the regular dividends that would have accumulated on such share of Series B preferred stock from and after the date of the fundamental change and through September 14, 2029.
Neither the cash settlement tied to the holder conversion nor any fundamental change event, both described above, was deemed probable as of September 30, 2026. As such, the outstanding Series B preferred stock was not subject to current redemption and its carrying value remained unadjusted as of that date.
As of September 30, 2026 and December 31, 2025, the redeemable preferred stock, net of the related original issue discounts and any directly attributable issuance costs, is classified as mezzanine equity on the Condensed Consolidated Balance Sheets.
On October 20, 2026, the Company sold an additional 450,000 shares of Series B preferred stock at a second closing. Refer to Note 14, Subsequent Events for additional information.

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
As of September 30, 2026 and December 31, 2025, approximately $11.1 million and $50.5 million, respectively, remained available for purchase under the share buyback program. During the three and nine months ended September 30, 2026, the Company repurchased 386,103 and 2,462,284 shares of Class A common stock for an aggregate purchase price of $6.0 million and $39.3 million, respectively. During the three and nine months ended September 30, 2025, 357,715 and 1,347,683 shares, respectively, were repurchased for an aggregate purchase price of $9.7 million and $32.7 million, respectively.

13.    (Loss) Earnings Per Share
The following weighted-average shares and share equivalents were used to calculate basic and diluted (loss) earnings per share (“EPS”) for the periods indicated (in thousands, except per share and share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to Dream Finders Homes, Inc.	$6,653	$46,997	$47,630	$158,480
Less: Preferred dividends	3,975	3,375	10,725	10,125
Less: Impact of Series A preferred stock redemption(1)	3,000	—	3,000	—
Numerator for basic (loss) earnings per share	$(322)	$43,622	$33,905	$148,355
Effect of dilutive securities:
Add: Preferred dividends(2)	—	3,375	—	10,125
Numerator for diluted (loss) earnings per share	$(322)	$46,997	$33,905	$158,480

Denominator:
Weighted-average shares outstanding - basic	90,627,858	92,836,364	91,310,637	93,273,344
Effect of dilutive securities:
Add: Assumed conversion of redeemable preferred stock	—	7,206,272	—	7,613,241
Add: Unvested restricted stock units	—	593,033	189,738	413,014
Weighted-average shares outstanding - diluted	90,627,858	100,635,669	91,500,375	101,299,599

Basic (loss) earnings per share	$(0.00)	$0.47	$0.37	$1.59
Diluted (loss) earnings per share	$(0.00)	$0.47	$0.37	$1.56
Antidilutive redeemable preferred stock(3)	9,744,115	—	10,822,235	—
Antidilutive unvested restricted stock units(3)	798,155	414,335	1,026,212	726,429
(1)Represents the excess of the redemption amount of $151.5 million over the carrying amount of $148.5 million for the Series A preferred stock redemption for the three and nine months ended September 30, 2026, which was recorded within retained earnings on the Condensed Consolidated Balance Sheet as a deemed dividend and included in the numerator as a reduction of income available to common stockholders as of the redemption notice date. Refer to Note 12, Equity for additional information.
(2)For the three and nine months ended September 30, 2026, preferred dividends associated with the redeemable preferred stock were deemed to be antidilutive and, therefore, not assumed to be converted. For the three and nine months ended September 30, 2025, preferred dividends are added back to the numerator for the diluted earnings per share calculation, as the redeemable preferred stock was dilutive and assumed to be converted.
(3)The redeemable preferred stock and stock-based compensation awards are excluded from the calculation of diluted EPS in the event they are antidilutive. For the three and nine months ended September 30, 2026, the if-converted method applied to the redeemable preferred stock was weighted to account for both the redemption and issuance described in Note 12, Equity.

14.    Subsequent Events
Credit Agreement
On October 9, 2026, the Company, pursuant to the existing accordion feature of the Credit Agreement, requested an increase of $220.0 million in aggregate commitments, resulting in approximately $1.7 billion in total, to fund operations, and in anticipation of funding a portion of the Beazer acquisition discussed below.
Beazer Acquisition
On October 20, 2026, pursuant to the Merger Agreement, the Company completed the acquisition of national homebuilder, Beazer Homes USA, Inc. (“Beazer”) in an all-cash transaction whereby a newly formed entity of the Company was merged with Beazer. As a result, Beazer became a wholly-owned subsidiary of the Company. This acquisition will be accounted for as a business combination under ASC Topic 805. The Beazer acquisition will allow the Company to enter new markets and expand its existing operations. In the transaction, Beazer stockholders received $33.50, in cash, per outstanding share of Beazer common stock and the Company settled certain outstanding debt previously held by Beazer. Additionally, the Company paid for the acceleration of certain employee stock and cash awards in accordance with the Merger Agreement. DFH funded the merger consideration with cash on hand, borrowings under the Credit Agreement, and proceeds from the Series B preferred stock. In addition, the Company assumed certain Beazer senior notes as part of the transaction and certain other Beazer indebtedness was settled with land bank financing. All financing arrangements are discussed below. Due to the close proximity in timing of the Beazer acquisition closing date and the Company’s filing of this Quarterly Report on Form 10-Q, the Company has not yet completed its evaluation and determination of the purchase price, the assets acquired and liabilities assumed, goodwill, including the assignment of goodwill to specific reporting units, and pro forma information. The Company plans to provide preliminary purchase price allocation information in its Annual Report on Form 10-K for the year ended December 31, 2026.
Second Closing of Series B Preferred Stock
On October 20, 2026, in connection with the closing of the Beazer acquisition, the Company sold an additional 450,000 shares of Series B preferred stock (the “Additional Shares”) at a second closing for an aggregate purchase price of $450.0 million (the “Second Closing”). The proceeds received from the Second Closing were $435.3 million. The Company used the proceeds from the sale of the Additional Shares to fund a portion of the Beazer acquisition. The material terms of the Series B preferred stock, including the dividend rate, redemption rights, conversion features and liquidation preference, are described in Note 12, Equity.
Land Bank Facility
On October 20, 2026, in connection with the closing of the Beazer acquisition, the Company received aggregate proceeds of $572.1 million from the funding of a land bank facility (the “Land Bank Facility”) related to the sale of certain pre-acquisition Beazer land assets to Millrose in exchange for the option to purchase the controlled homesites in the future with consistent terms to the Company’s existing land bank option contracts. At the closing of the Beazer acquisition, the Company used the proceeds from the Land Bank Facility to redeem Beazer’s $350.0 million aggregate principal amount of 7.250% Senior Notes due 2029, repay Beazer’s unsecured credit facility and pay transaction costs incurred in connection with the Beazer acquisition and the related financing transactions.
Beazer Notes
As part of the transaction closing on October 20, 2026, Beazer’s outstanding 7.500% Senior Notes due 2031 and 8.000% Senior Notes due 2032 (the “Beazer Notes”) with aggregate principal amounts of $250.0 million and $400.0 million, respectively, were assumed by the Company. In order to simplify its capital structure following the acquisition of Beazer, on October 22, 2026, the Company commenced private exchange offers and consent solicitations to eligible holders of Beazer Notes to exchange the Beazer Notes for new senior notes issued by the Company and to solicit the consent to amendments to the Beazer Notes and the related indentures under which they were issued to eliminate substantially all of the restrictive covenants and events of default thereunder (the “Exchange Offers and Consent Solicitations”). The new notes will have the same interest payment and maturity dates, interest rate and redemption provisions as the Beazer Notes, and will otherwise have substantially identical terms, other than changes to the terms to align with the Company’s Senior Notes. The Exchange Offers and Consent Solicitations will expire at 5:00 p.m., New York City time, on November 20, 2026, unless extended.

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
During the third quarter of 2026, housing demand remained weak as mortgage interest rates rose meaningfully, particularly late in the period, consumer confidence weakened to near-record levels and affordability remained constrained amid persistent inflation and higher energy prices. Prospective homebuyers remained highly focused on monthly payments, resulting in continued sensitivity to pricing and incentives. Demand varied by market, community and price point, with affordability pressures remaining acute for entry-level and first-time homebuyers.

Elevated competitive conditions have also persisted as homebuilders continued to use pricing adjustments, mortgage rate buydowns and other incentives to support absorption and manage inventory. In certain markets, increased resale housing inventory also provided buyers with additional alternatives. While incentives and mortgage buydowns have supported sales activity, they place pressure on average selling prices, gross margins and profitability. We have continued to calibrate our product offerings, pricing, sales pace and incentive levels by community based on local demand, inventory levels and competitive conditions.

Looking ahead, we do not currently expect near-term relief from these pressures. Absent a sustained improvement in mortgage rates or overall affordability, we expect homebuyers to remain highly price- and payment-sensitive and competitive incentive activity to remain elevated. We also expect higher energy, materials and labor costs, and tighter skilled labor availability, including from changes in immigration enforcement, which may extend construction cycle times and which may not be able to be offset through pricing. Our results are expected to remain sensitive to changes in mortgage rates, consumer confidence, labor market conditions, energy prices, new and resale housing supply and the broader economic environment. We remain focused on balancing sales pace, pricing discipline, margin preservation and inventory management while advancing our land-light strategy and operational efficiency initiatives. Following the Beazer acquisition, our near-term priorities also include integrating Beazer’s operations, pursuing anticipated operational efficiencies, maintaining disciplined land and inventory investment across the combined platform and managing the combined Company’s capital structure. Our future results will include Beazer’s operations beginning on October 20, 2026, the acquisition date, and will be affected by transaction and integration costs, purchase accounting adjustments and incremental financing costs.

Recent Developments
Beazer Acquisition
On October 20, 2026, the Company completed its acquisition of Beazer Homes USA, Inc. (“Beazer”), in an all-cash transaction with an enterprise value of approximately $2.2 billion. The acquisition expands our footprint into California, Nevada, Indiana and Delaware, while broadening our presence in the Washington D.C. metropolitan area, including Maryland, and adding scale in shared markets across Texas, Florida, South Carolina, North Carolina, Georgia and Arizona. Refer to Note 14, Subsequent Events to the condensed consolidated financial statements for more information.
Issuance of Series B Preferred Stock and Redemption of Series A Preferred Stock
On September 14, 2026, the Company redeemed all of the outstanding shares of Series A Convertible Preferred Stock (“Series A preferred stock”) for an aggregate redemption price of $154 million, which included 101% of the liquidation preference of $1,000 per share and accumulated dividends of $3 million.
During September and October 2026, the Company issued a total of 675,000 shares of newly-created Series B Convertible Preferred Stock (“Series B preferred stock” and, together with the Series A preferred stock, the “redeemable preferred stock”), par value $0.01 per share, at a price of $1,000 per share. The Company received net proceeds of $652 million, which were used to redeem the then outstanding Series A preferred stock, to fund a portion of the Beazer acquisition and for general corporate and operational purposes.

Results of Consolidated Operations
The following table summarizes our results of operations and other financial data (in thousands, except per share amounts and percentages) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income before taxes:
Homebuilding	$21,462	$52,881	$54,807	$176,681
Financial services	7,903	8,810	28,958	27,337
Other(1)	(16,208)	(941)	(14,956)	1,961
Income before taxes	13,157	60,750	68,809	205,979
Income tax expense	(6,009)	(13,694)	(20,257)	(47,374)
Net income	7,148	47,056	48,552	158,605
Net income attributable to noncontrolling interests	(495)	(59)	(922)	(125)
Net income attributable to Dream Finders Homes, Inc.	$6,653	$46,997	$47,630	$158,480
Other Financial Data:
Basic EPS(2)	$(0.00)	$0.47	$0.37	$1.59
Diluted EPS(2)	$(0.00)	$0.47	$0.37	$1.56
Selling, general and administrative expense %(3)	15.3%	11.9%	13.8%	12.1%
EBITDA (in thousands)(4)	$65,839	$107,114	$237,028	$357,404
EBITDA margin %(4)(5)	6.6%	11.0%	8.0%	11.5%
Return on participating equity(6)			6.6%	22.0%
Balance Sheet Data (as of period end):
Cash and cash equivalents			$245,645	$251,044
Revolving credit facility and other borrowings			1,237,706	1,067,389
Senior unsecured notes, net			592,984	590,523
Mortgage warehouse facilities			165,325	108,222
Total mezzanine equity			248,414	178,039
Total Dream Finders Homes, Inc. stockholders’ equity			1,432,002	1,373,334
Total equity			1,433,725	1,374,684
(1)Represents amounts within our corporate component.
(2)Refer to Note 13, (Loss) Earnings Per Share to the condensed consolidated financial statements for disclosures related to the calculation of earnings per share (“EPS”). Diluted shares were calculated by using the treasury stock method for stock grants and the if-converted method for the redeemable preferred stock and the associated preferred dividends. Since the conversion price of the Company’s redeemable preferred stock is based on an average price of our Class A common stock, changes in this price may significantly affect the number of additional assumed common shares outstanding under the if-converted method for diluted EPS.
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
(6)Return on participating equity is calculated as net income attributable to DFH, less preferred stock dividends, divided by average beginning and ending total Dream Finders Homes, Inc. stockholders’ equity (“participating equity”) for the trailing twelve months.

Income Before Taxes. In addition to the operational results by segment discussed below, for the three and nine months ended September 30, 2026, the Company had gains on equity securities recorded within other income, net of $5 million and $13 million, respectively, primarily attributable to unrealized gains from changes in fair value on our equity investment related to our pre-acquisition investment in Beazer. Additionally, the Company incurred transaction costs related to the Beazer acquisition of $23 million and $24 million for the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2026, the transaction costs represent 250 basis points (“bps”) and 90 bps, respectively, of selling, general and administrative expense %. All amounts are reflected in our Corporate component. There were none of these items recorded for the three and nine months ended September 30, 2025.
Net Income. Current quarter net income was negatively affected due to a higher effective tax rate, primarily from the Beazer transaction costs incurred during the three and nine months ended September 30, 2026 which are nondeductible for tax purposes.

Results of Homebuilding Operations
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
The following table sets forth our results of homebuilding operations and other financial data (in thousands, except for percentages), as well as other operating data for the periods indicated:

	Three Months Ended September 30,
	2026	2025	Change	% Change
Homebuilding revenues	$942,340	$916,671	$25,669	3%
Homebuilding cost of sales	802,400	755,935	46,465	6%
Selling, general and administrative expense	118,029	107,156	10,873	10%
Contingent consideration revaluation	—	1,786	(1,786)	(100)%
Other expense (income), net	449	(1,087)	1,536	(141)%
Income before taxes of homebuilding operations	$21,462	$52,881	$(31,419)	(59)%

Other Financial and Operating Data:
Home closings	1,967	1,915	52	3%
Average sales price of homes closed(1)	$459,148	$476,962	$(17,814)	(4)%
Net sales	1,712	2,021	(309)	(15)%
Cancellation rate	12.7%	12.5%	0.2%	2%
Homebuilding gross margin(2)	$139,940	$160,736	$(20,796)	(13)%
Homebuilding gross margin %(2)(3)	14.9%	17.5%	(2.6)%	(15)%
Adjusted homebuilding gross margin(4)	$227,529	$245,071	$(17,542)	(7)%
Adjusted homebuilding gross margin %(3)(4)	24.1%	26.7%	(2.6)%	(10)%
Homebuilding selling, general and administrative expense %(5)	12.5%	11.7%	0.8%	7%
Active communities as of period end(6)	365	283	82	29%
Backlog - units	2,064	2,619	(555)	(21)%
Backlog - value (in thousands)	$1,068,946	$1,171,041	$(102,095)	(9)%
Net homebuilding debt to net capitalization(4)	48.1%	47.3%	0.8%	2%
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

The following tables summarize home closings and average sales price (“ASP”) of homes closed by homebuilding segment and active communities, for and as of the periods indicated, respectively:

	Three Months Ended September 30, 2026		As of September 30, 2026
Segment	Home Closings	ASP	Active Communities
Southeast	737	$452,179	120
Mid-Atlantic	592	398,410	96
Midwest	638	523,557	149
Total	1,967	$459,148	365

	Three Months Ended September 30, 2025		As of September 30, 2025
Segment	Home Closings	ASP	Active Communities
Southeast	709	$448,352	90
Mid-Atlantic	570	419,911	71
Midwest	636	559,987	122
Total	1,915	$476,962	283
The following table presents income before taxes (in thousands) and homebuilding gross margin (or “gross margin”) percentage by segment for the periods indicated:

	Three Months Ended September 30,
	2026		2025
Segment	Income Before Taxes	Gross Margin %	Income Before Taxes	Gross Margin %
Southeast	$9,246	14.9%	$20,921	18.8%
Mid-Atlantic	2,059	15.1	10,803	17.1
Midwest	10,157	14.7	21,157	16.7
Total	$21,462	14.9%	$52,881	17.5%
Homebuilding Revenues. The increase in homebuilding revenues was primarily attributable to an increase in home closings of 52 homes, or 3%, to 1,967 for the three months ended September 30, 2026 from 1,915 home closings for the three months ended September 30, 2025, an increase in lot sales revenue in the Midwest segment of $27 million and, to a lesser extent, a $10 million increase from percentage of completion contracts where we build homes on buyer-owned land, when comparing the three months ended September 30, 2026 to the three months ended September 30, 2025. This improvement in homebuilding revenues was partially offset by lower consolidated ASP of homes closed, which decreased 4%, mostly due to changes in geographic and product mix during the period. The Mid-Atlantic segment had an increase of 22 closings with an ASP of homes closed of $398,410, which was the lowest homebuilding segment ASP of homes closed, and the ASP of homes closed in the Midwest segment declined $36,430, or 7%, when comparing the three months ended September 30, 2026 to the three months ended September 30, 2025.

Homebuilding Gross Margin. The lower homebuilding gross margin was primarily due to the decrease in consolidated ASP of homes closed for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, as well as higher land and financing costs. The decrease in homebuilding gross margin as a percentage of homebuilding revenues when comparing the three months ended September 30, 2026 and 2025 was primarily attributable to higher land and financing costs, partially offset by direct cost reductions and cycle-time improvements. In addition, inventory impairment negatively impacted homebuilding gross margin and homebuilding gross margin percentage by approximately $7 million, or 70 bps, when compared to the three months ended September 30, 2025.
Southeast. Our Southeast segment homebuilding revenues for the three months ended September 30, 2026 were $343 million, an increase of $26 million, or 8%, from $317 million for the three months ended September 30, 2025. This growth was primarily driven by an increase in home closings of 28, or 4%, higher revenue from percentage of completion contracts where we build homes on buyer-owned land and, to a lesser extent, a 1% increase in the ASP of homes closed. Homebuilding gross margin percentage was 14.9% for the three months ended September 30, 2026, representing a decrease of 390 bps, or 21%, when compared to the three months ended September 30, 2025. The decrease in homebuilding gross margin percentage was mostly the result of higher land and financing costs, partially offset by direct cost reductions.
Mid-Atlantic. Our Mid-Atlantic segment homebuilding revenues for the three months ended September 30, 2026 were $237 million, a decrease of $5 million, or 2%, from $242 million for the three months ended September 30, 2025. This decline in revenue was primarily driven by a decrease in ASP of homes closed of $21,501, or 5%, as well as lower revenue from percentage of completion contracts where we build homes on buyer-owned land, and was partially offset by an increase in home closings of 22, or 4%. The reduction in ASP was driven by higher relative and absolute number of built-for-rent closings with lower ASPs. Homebuilding gross margin percentage was 15.1% for the three months ended September 30, 2026, representing a decrease of 200 bps, or 12%, when compared to the three months ended September 30, 2025. The reduction in homebuilding gross margin percentage was mainly due to higher land and financing costs, partially offset by direct cost reductions and lower commissions from a higher proportion of built-for-rent closings positively impacting the gross margin percentage. In addition, inventory impairment negatively impacted homebuilding gross margin and homebuilding gross margin percentage by approximately $6 million and 240 bps, respectively, when compared to the three months ended September 30, 2025.
Midwest. Our Midwest segment homebuilding revenues for the three months ended September 30, 2026 were $362 million, an increase of $5 million, or 1%, from $357 million for the three months ended September 30, 2025. This increase was primarily due to an increase in strategic lot sales of $27 million, mostly offset by a decrease in ASP of homes closed of $36,430, or 7%. The decline in ASP was mostly driven by changes in product mix, including the strategic introduction of lower-priced offerings in 2025, particularly in our Texas markets, which were not yet fully reflected in the results for the three months ended September 30, 2025. Homebuilding gross margin percentage was 14.7% for the three months ended September 30, 2026, representing a decrease of 200 bps, or 12%, when compared to the three months ended September 30, 2025. The reduction in homebuilding gross margin percentage was primarily due to increased land and financing costs, partially offset by direct cost reductions.
Selling, General and Administrative Expense. The dollar increase in Homebuilding SG&A was primarily driven by increased costs of $4 million related to our forward mortgage commitment programs that allow homebuyers to lock in lower mortgage interest rates at the time of sale, increased investments of $3 million in technology and growth initiatives, and higher costs of $2 million related to an increase in active communities. Homebuilding SG&A as a percentage of homebuilding revenues was 12.5% for the three months ended September 30, 2026, an increase of 80 bps, or 7%, when compared to the three months ended September 30, 2025. The percentage increase in Homebuilding SG&A was also due to lower overhead absorption per active community.
Contingent Consideration Revaluation. Contingent consideration expense of $2 million during the three months ended September 30, 2025 related to an acquisition earnout arrangement that concluded in 2025 and, therefore, had no impact for the three months ended September 30, 2026.
Income Before Taxes of Homebuilding Operations. The decrease in income before taxes of homebuilding operations during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was due to the decrease in gross margin, the increase in Homebuilding SG&A as a percentage of homebuilding revenues, partially offset by the increase in homebuilding revenues and decrease in contingent consideration expense, all explained above.

Results of Homebuilding Operations
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The following table sets forth our results of homebuilding operations and other financial data (in thousands, except for percentages), as well as other operating data for the periods indicated:

	Nine Months Ended September 30,
	2026	2025	Change	% Change
Homebuilding revenues	$2,786,143	$2,986,359	$(200,216)	(7)%
Homebuilding cost of sales	2,381,825	2,457,342	(75,517)	(3)%
Selling, general and administrative expense	347,602	357,305	(9,703)	(3)%
Loss from unconsolidated entities	—	1	(1)	(100)%
Contingent consideration revaluation	—	(9,820)	9,820	(100)%
Other expense, net	1,909	4,850	(2,941)	(61)%
Income before taxes of homebuilding operations	$54,807	$176,681	$(121,874)	(69)%

Other Financial and Operating Data:
Home closings	6,127	6,072	55	1%
Average sales price of homes closed(1)	$447,830	$485,216	$(37,386)	(8)%
Net sales	6,352	5,991	361	6%
Cancellation rate	10.2%	12.7%	(2.5%)	(20)%
Homebuilding gross margin(2)	$404,318	$529,017	$(124,699)	(24)%
Homebuilding gross margin %(2)(3)	14.5%	17.7%	(3.2)%	(18)%
Adjusted homebuilding gross margin(4)	$674,586	$800,333	$(125,747)	(16)%
Adjusted homebuilding gross margin %(3)(4)	24.2%	26.8%	(2.6)%	(10)%
Homebuilding selling, general and administrative expense %(5)	12.5%	12.0%	0.5%	4%
See notes (1) to (5) above, under results of homebuilding operations for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

The following table summarizes home closings and ASP of homes closed by homebuilding segment for the periods indicated:

	Nine Months Ended September 30,
	2026		2025
Segment	Home Closings	ASP	Home Closings	ASP
Southeast	2,240	$440,198	2,238	$443,712
Mid-Atlantic	1,933	383,027	1,691	439,612
Midwest	1,954	520,684	2,143	564,546
Total	6,127	$447,830	6,072	$485,216

The following table presents income before taxes (in thousands) and homebuilding gross margin percentage by segment for the periods indicated:

	Nine Months Ended September 30,
	2026		2025
Segment	Income Before Taxes	Gross Margin %	Income Before Taxes	Gross Margin %
Southeast	$28,815	14.9%	$63,319	18.7%
Mid-Atlantic	9,397	15.0	40,387	18.8
Midwest	16,595	13.8	72,975	16.3
Total	$54,807	14.5%	$176,681	17.7%
Homebuilding Revenues. The decrease in homebuilding revenues was primarily attributable to a decrease of 8% in the consolidated ASP of homes closed when comparing the nine months ended September 30, 2026 to the nine months ended September 30, 2025, primarily a result of changes in geographic and product mix during the period, partially offset by an increase in closings. The Mid-Atlantic segment had an increase of 242 closings with an ASP of homes closed of $383,027, which was the lowest homebuilding segment ASP of homes closed, and the Midwest segment had a decrease of 189 closings with an ASP of homes closed of $520,684, which was the highest homebuilding segment ASP of homes closed.
Homebuilding Gross Margin. The lower homebuilding gross margin was primarily due to the lower consolidated ASP of homes closed. The decrease in homebuilding gross margin as a percentage of homebuilding revenues, when comparing the nine months ended September 30, 2026 and 2025, was primarily attributable to higher land and financing costs, partially offset by direct cost reductions. In addition, inventory impairment negatively impacted homebuilding gross margin and homebuilding gross margin percentage by approximately $7 million, or 20 bps, when compared to the nine months ended September 30, 2025.

Southeast. Our Southeast segment homebuilding revenues for the nine months ended September 30, 2026 were $1,005 million, an increase of $13 million, or 1%, from $992 million for the nine months ended September 30, 2025. This revenue growth was driven by increased revenue from percentage of completion contracts where we build homes on buyer-owned land, partially offset by a decrease in the ASP of homes closed of $3,514, or 1%. Homebuilding gross margin percentage was 14.9% for the nine months ended September 30, 2026, representing a decrease of 380 bps, or 20%, when compared to the nine months ended September 30, 2025. The decrease in homebuilding gross margin percentage was mostly the result of higher land and financing costs, partially offset by direct cost reductions.
Mid-Atlantic. Our Mid-Atlantic segment homebuilding revenues for the nine months ended September 30, 2026 were $732 million, a decrease of $23 million, or 3%, from $755 million for the nine months ended September 30, 2025. This decline in revenue was primarily driven by a decrease in ASP of homes closed of $56,585, or 13%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, as well as lower revenue from percentage of completion contracts where we build homes on buyer-owned land and fewer strategic lot sales, largely offset by an increase in home closings of 242, or 14%. The reduction in ASP was driven by higher relative and absolute number of built-for-rent closings with lower ASPs. Homebuilding gross margin percentage was 15.0% for the nine months ended September 30, 2026, representing a decrease of 380 bps, or 20%, when compared to the nine months ended September 30, 2025. The decrease in homebuilding gross margin percentage was mainly the result of higher land costs, partially offset by direct cost reductions. In addition, inventory impairment negatively impacted homebuilding gross margin and homebuilding gross margin percentage by approximately $6 million, or 80 bps, when compared to the nine months ended September 30, 2025.
Midwest. Our Midwest segment homebuilding revenues for the nine months ended September 30, 2026 were $1.0 billion, a decrease of $0.2 billion, or 15%, from $1.2 billion for the nine months ended September 30, 2025. This decrease was primarily due to lower home closings of 189, or 9%, as well as a decrease of 8% in the ASP of homes closed. The decline in ASP was mostly driven by changes in product mix, including the strategic introduction of lower-priced offerings in 2025, particularly in our Texas markets, which were not yet fully reflected in the results for the nine months ended September 30, 2025. Homebuilding gross margin percentage was 13.8% for the nine months ended September 30, 2026, representing a decrease of 250 bps, or 15%, when compared to the nine months ended September 30, 2025. The reduction in homebuilding gross margin percentage was mostly due to increased land and financing costs, partially offset by direct cost reductions.
Selling, General and Administrative Expense. The dollar decrease in Homebuilding SG&A was primarily driven by lower compensation cost of $21 million, mostly due to headcount and other reductions commensurate with financial results, partially offset by higher costs of $6 million related to an increase in active communities. $14 million of the decrease in compensation costs was attributable to our Midwest segment. Homebuilding SG&A as a percentage of homebuilding revenues was 12.5% for the nine months ended September 30, 2026, an increase of 50 bps, or 4%, when compared to the nine months ended September 30, 2025. The percentage increase in Homebuilding SG&A was primarily attributable to reduced absorption per active community.
Other Expense, Net. The decrease in other expense, net for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily due to $7 million of purchase price adjustments related to the Crescent acquisition recorded during the nine months ended September 30, 2025, partially offset by increased interest expense, as well as a reduction in legal settlement and management fee income.
Contingent Consideration Revaluation. Contingent consideration income of $10 million during the nine months ended September 30, 2025 related to an acquisition earnout arrangement that concluded in 2025 and, therefore, had no impact for the nine months ended September 30, 2026.
Income Before Taxes of Homebuilding Operations. The decrease in income before taxes of homebuilding operations during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily attributable to the reduction in homebuilding revenues, the decrease in gross margin, the increase in Homebuilding SG&A as a percentage of homebuilding revenue, and the change in contingent consideration, partially offset by the decrease in other expense, all explained above.

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
As of September 30, 2026 and December 31, 2025, our lot deposits for finished lot option and land bank option contracts were $490 million and $545 million, respectively. As of September 30, 2026 and December 31, 2025, we controlled 52,574 and 63,121 lots under finished lot option and land bank option contracts, respectively. The risk of loss related to finished lot and land bank option deposits and related fees was $808 million and $773 million as of September 30, 2026 and December 31, 2025, respectively. Risk of loss includes the lot deposits noted above, which are reported as such on the Condensed Consolidated Balance Sheets, pre-acquisition land costs, which include due diligence costs, lot option fees and property taxes, which are included in inventories on the Condensed Consolidated Balance Sheet, and any applicable termination fees.
Following the recent Beazer acquisition, we are reviewing the combined Company’s controlled lot pipeline to inform management’s capital allocation decisions. Our use of lot option contracts provides flexibility to pursue the opportunities that best fit our strategy while generally limiting our exposure on options we elect not to exercise. This review may result in the abandonment of certain lot options and material charges for related deposits and pre-acquisition costs. The amount and timing of any charges will depend on the results of the review.
Controlled Lots Pipeline
The following table presents our controlled lots through option contracts by homebuilding segment as of the periods indicated:

Segment(1)	As of September 30, 2026	As of December 31, 2025	% Change
Southeast	18,927	23,616	(20%)
Mid-Atlantic	21,241	23,517	(10%)
Midwest	12,406	15,988	(22%)
Total(2)	52,574	63,121	(17%)
(1)Refer to Note 8, Segment Reporting to our condensed consolidated financial statements for further explanation of our reportable segments.
(2)As of September 30, 2026 and December 31, 2025, we had 296 and 731 controlled lots under built-for-rent contracts, respectively.

Active Communities
A community becomes active once the model is completed or the community has its fifth net sale. A community becomes inactive when it has fewer than five units remaining to sell. Ending active community count is an important metric to forecast future net sales for our business. As of September 30, 2026, we had 365 active communities, an increase of 82 communities, or 29%, as compared to 283 active communities as of September 30, 2025. As of September 30, 2026, the Company had 1,227 completed quick move-in ready homes, which represent approximately 3 spec homes per ending active community, compared to 1,053 as of September 30, 2025, which represent approximately 4 spec homes per ending active community.
Our active community count excludes communities under built-for-rent contracts, as all sales to third-party investors occur at one point in time and these communities would have no homesites remaining to sell. As of September 30, 2026, we had 9 communities delivering closings under built-for-rent contracts, as compared to 12 communities as of September 30, 2025. We selectively enter into built-for-rent contracts with institutional rental partners based on management’s assessment of each opportunity, which may cause the number of communities delivering closings under these contracts to vary significantly from period to period.
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

The following table presents information concerning our net sales, starts and closings in each of our homebuilding segments for the periods indicated:

	Three Months Ended September 30,						Period Over Period Percent Change
	2026			2025
Segment	Net Sales	Starts	Closings	Net Sales	Starts	Closings	Net Sales	Starts(3)	Closings
Southeast(1)	616	765	737	854	786	709	(28)%	(3)%	4%
Mid-Atlantic(2)	507	753	592	656	765	570	(23)%	(2)%	4%
Midwest	589	673	638	511	457	636	15%	47%	—%
Total	1,712	2,191	1,967	2,021	2,008	1,915	(15)%	9%	3%
(1)Excluding built-for-rent activity, net sales in the Southeast segment decreased 4% when comparing the three months ended September 30, 2026 to the three months ended September 30, 2025.
(2)Excluding built-for-rent activity, net sales in the Mid-Atlantic segment increased 10% when comparing the three months ended September 30, 2026 to the three months ended September 30, 2025.
(3)The increase in starts in the Midwest was mostly due to an increase in active communities. As of September 30, 2026, active communities in the Midwest were 149, compared to 122 as of September 30, 2025, an increase of 27, or 22%.

	Nine Months Ended September 30,						Period Over Period Percent Change
	2026			2025
Segment	Net Sales	Starts	Closings	Net Sales	Starts	Closings	Net Sales	Starts	Closings
Southeast(1)	2,302	2,544	2,240	2,149	2,223	2,238	7%	14%	—%
Mid-Atlantic(2)	1,911	2,352	1,933	1,892	2,322	1,691	1%	1%	14%
Midwest	2,139	2,865	1,954	1,950	2,386	2,143	10%	20%	(9)%
Total	6,352	7,761	6,127	5,991	6,931	6,072	6%	12%	1%
(1)Excluding built-for-rent activity, net sales and closings in the Southeast segment increased 17% and 8%, respectively, during the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025.
(2)Excluding built-for-rent activity, net sales and closings in the Mid-Atlantic segment increased 14% and less than 1%, respectively, during the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025.
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
The following table presents information concerning our backlog in number of homes, ASP and aggregate value (in thousands) for our homebuilding segments as of the periods indicated:

	As of September 30,
	2026			2025
Segment	Homes	ASP	Value	Homes	ASP	Value
Southeast	895	$508,606	$455,202	1,143	$415,613	$475,046
Mid-Atlantic	609	461,614	281,123	898	377,967	339,414
Midwest	560	593,964	332,620	578	616,922	356,581
Total	2,064	$517,900	$1,068,946	2,619	$447,133	$1,171,041

Backlog of sold homes as of September 30, 2026 was 2,064 homes valued at approximately $1.1 billion based on ASP, a decrease of 555 homes and $102 million in value, or 21% and 9%, respectively, from 2,619 homes valued at approximately $1.2 billion as of September 30, 2025. Approximately 535 of the homes in our backlog are expected to be delivered in 2027 and beyond. The overall decrease in backlog was reflective of the cumulative impact of constrained sales activity in prior periods, mostly due to decreased built-for-rent activity, which outpaced the overall increase in net sales during the current period. Our backlog is primarily comprised of spec homes. Spec homes typically result in quicker closings and turnover of the backlog within the same reporting period.
Southeast. Backlog for the Southeast segment as of September 30, 2026 was 895 homes, a decrease of 248 from 1,143 homes as of September 30, 2025. The decrease from prior year was primarily attributable to the cumulative effect of constrained sales activity in prior periods, which outpaced the increase in net sales during the current period, as well as increased closings from pre-order sales and spec homes in the current period.
Mid-Atlantic. Backlog for the Mid-Atlantic segment as of September 30, 2026 was 609 homes, a decrease of 289 from 898 homes as of September 30, 2025. The decrease in backlog from prior year was primarily attributable to an increase in closings and decrease in net sales related to built-for-rent contracts in the current period and, to a lesser extent, the cumulative effect of constrained sales activity in prior periods for spec homes, which outpaced the increase in net sales of spec homes during the current period.
Midwest. Backlog for the Midwest segment as of September 30, 2026 was 560 homes, a decrease of 18 from 578 homes as of September 30, 2025. The decrease from prior year was primarily attributable to the cumulative effect of constrained sales activity in prior periods, which outpaced the increase in net sales in the current period.
The following table presents information concerning our cancellation rates for each of our homebuilding segments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment	2026	2025	2026	2025
Southeast	12.9%	11.6%	10.5%	12.6%
Mid-Atlantic	10.4	10.4	9.9	11.6
Midwest	14.5	16.5	10.2	13.9
Total(1)	12.7%	12.5%	10.2%	12.7%
(1)Our cancellation rate for a given period is calculated as the total number of sales contracts cancelled during the period, divided by the total number of new home sales contracts entered into during the period.
We believe our focus on delivering quality homes at affordable prices, targeted mortgage buydown programs and sales incentive strategies, along with our focus on spec homes which shorten the time between contract signing and closing, all contribute to our relatively low cancellation rates.

Financial Services
Our Financial Services segment provides mortgage banking solutions and title insurance services—inclusive of agency and underwriting services—through our wholly-owned subsidiaries Jet HomeLoans, LP (“Jet HomeLoans”), DF Title, LLC doing business as Golden Dog Title & Trust and Golden Dog Title (“DF Title”) and Alliant National Title Insurance Company, Inc. (“Alliant National Title”). Additionally, the Financial Services segment offers homeowners insurance and ancillary products to homebuyers through our wholly-owned insurance broker.
The following tables present selected financial information and supplemental data for our Financial Services segment for the periods indicated (dollars in thousands, unless otherwise indicated):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Mortgage revenues	$14,030	$16,306	$(2,276)	(14)%	$52,711	$48,849	$3,862	8%
Title and other services revenues	39,679	36,827	2,852	8%	108,458	74,972	33,486	45%
Total financial services revenues	53,709	53,133	576	1%	161,169	123,821	37,348	30%
Financial services expense	46,263	45,081	1,182	3%	134,213	98,005	36,208	37%
Other income, net	(416)	(860)	444	(52)%	(1,870)	(1,690)	(180)	11%
Loss (income) from unconsolidated entities	(41)	102	(143)	(140)%	(132)	169	(301)	(178)%
Financial services income before taxes	$7,903	$8,810	$(907)	(10)%	$28,958	$27,337	$1,621	6%
Mortgage Financing Supplemental Data:
Total originations:
Number of loans	1,294	1,201	93	8%	4,089	3,926	163	4%
Principal (in millions)	$510	$498	$12	2%	$1,611	$1,652	$(41)	(2)%
Capture rate	80.2%	76.2%	4.0%	5.2%	81.1%	78.3%	2.8%	3.6%
Average FICO score	731	736	(5)	(1)%	734	738	(4)	(1)%
Funded origination breakdown:
Government (FHA, VA, USDA)	47.8%	53.3%	(5.5)%	(10.3)%	46.1%	53.4%	(7.3)%	(13.7)%
Non-agency	52.2%	46.7%	5.5%	11.8%	53.9%	46.6%	7.3%	15.7%

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Mortgage Banking. Mortgage revenues for the three months ended September 30, 2026 decreased to $14 million from $16 million for the three months ended September 30, 2025. Financial services income before taxes related to mortgage banking for the three months ended September 30, 2026 was $5 million, a decrease of $1 million, or 17%, from $6 million for the three months ended September 30, 2025. These decreases were primarily due to lower margins, partially offset by increased volume and benefits from implemented hedging strategies.
Title and Other Services. Title and other services revenues for the three months ended September 30, 2026 increased to $40 million from $37 million for the three months ended September 30, 2025. Financial services income before taxes related to title and other services for the three months ended September 30, 2026 was $3 million, an increase of $1 million, or 50%, from $2 million for the three months ended September 30, 2025. These increases were mostly due to increased volume. Financial services income before taxes was slightly offset by the increase in costs associated with growth initiatives, primarily in relation to the April 2025 acquisition of Alliant National Title.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Mortgage Banking. Mortgage revenues for the nine months ended September 30, 2026 increased to $53 million from $49 million for the nine months ended September 30, 2025. Financial services income before taxes related to mortgage banking for the nine months ended September 30, 2026 was $24 million, an increase of $6 million, or 33%, from $18 million for the nine months ended September 30, 2025. These increases were primarily due to continued execution efficiency and benefits from implemented hedging strategies and, to a lesser extent, increased volume.
Title and Other Services. Title and other services revenues for the nine months ended September 30, 2026 increased to $108 million from $75 million for the nine months ended September 30, 2025. Financial services income before taxes related to title and other services for the nine months ended September 30, 2026 was $5 million, a decrease of $4 million, or 44%, from $9 million for the nine months ended September 30, 2025. The increase in revenues was mostly due to the April 2025 acquisition of Alliant National Title. The decrease in financial services income before taxes was mostly attributable to higher integration and restructuring related costs incurred to improve operational efficiency and support long-term growth, primarily in relation to the acquisition of Alliant National Title.

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
The following table presents a reconciliation of EBITDA to the GAAP financial measure of net income for the periods indicated (unaudited and in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to Dream Finders Homes, Inc.	$6,653	$46,997	$47,630	$158,480
Interest income	(2,071)	(727)	(3,573)	(2,526)
Interest charged to homebuilding cost of sales(1)	48,880	43,060	153,935	141,062
Interest expense	329	470	2,551	599
Income tax expense	6,009	13,694	20,257	47,374
Depreciation and amortization(2)	6,039	3,620	16,228	12,415
EBITDA	$65,839	$107,114	$237,028	$357,404
EBITDA margin %(3)	6.6%	11.0%	8.0%	11.5%
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
The following table presents a reconciliation of adjusted homebuilding gross margin to the GAAP financial measure of homebuilding gross margin for the periods indicated (unaudited and in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Homebuilding gross margin(1)	$139,940	$160,736	$404,318	$529,017
Interest expense in homebuilding cost of sales(2)	48,880	43,060	153,935	141,062
Amortization in homebuilding cost of sales(3)	(127)	(66)	(538)	1,659
Commission expense	38,836	41,341	116,871	128,595
Adjusted homebuilding gross margin	$227,529	$245,071	$674,586	$800,333
Homebuilding gross margin %(4)	14.9%	17.5%	14.5%	17.7%
Adjusted homebuilding gross margin %(4)	24.1%	26.7%	24.2%	26.8%
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
The following table presents a reconciliation of net homebuilding debt to net capitalization to the GAAP financial measure of total debt to total capitalization as of the periods indicated (unaudited and in thousands, except percentages):

	As of September 30, 2026	As of December 31, 2025	As of September 30, 2025
Total debt	$1,996,015	$1,606,193	$1,766,134
Total mezzanine equity	248,414	178,039	178,039
Total equity	1,433,725	1,426,072	1,374,684
Total capitalization	$3,678,154	$3,210,304	$3,318,857
Total debt to total capitalization	54.3%	50.0%	53.2%

Total debt	$1,996,015	$1,606,193	$1,766,134
Less: Mortgage warehouse facilities and other secured borrowings	188,719	217,133	121,712
Less: Cash and cash equivalents	245,645	234,766	251,044
Net homebuilding debt	1,561,651	1,154,294	1,393,378
Total mezzanine equity	248,414	178,039	178,039
Total equity	1,433,725	1,426,072	1,374,684
Net capitalization	$3,243,790	$2,758,405	$2,946,101
Net homebuilding debt to net capitalization	48.1%	41.8%	47.3%

Liquidity and Capital Resources
Overview
We generate cash from the sale of our homes and from providing ancillary financial services. We intend to re-deploy our generated net cash to acquire and control land and further grow our operations year over year. We believe that our sources of liquidity are sufficient to satisfy our current commitments. We finance our operations through a variety of sources, including cash, borrowings under a revolving credit facility (the “Credit Agreement”), net proceeds from the senior unsecured notes (“Senior Notes”), redeemable preferred stock and mortgage warehouse facilities used in our mortgage banking operations. During the three months ended September 30, 2026, there were cash payments of $154 million for the redemption of the Series A preferred stock, inclusive of the redemption premium and accrued dividends, and cash proceeds of $217 million for the issuance of the Series B preferred stock at the first closing on September 14, 2026.
Our principal uses of capital are for lot deposits, lot purchases just-in-time for construction, vertical home construction, operating expenses, the payment of routine liabilities, business acquisitions and the origination of mortgage loans. There were no cash payments for business acquisitions during the nine months ended September 30, 2026, and there were cash payments of $184 million for business acquisitions during the nine months ended September 30, 2025. Refer to Note 1, Nature of Business and Significant Accounting Policies to the consolidated financial statements within our Annual Report on Form 10-K for the year ended December 31, 2025, for more information.
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
The above cash and land-light strategies allow us to maintain an adequate lot supply in our existing markets and support ongoing growth and profitability while significantly de-risking our balance sheet. We continue to operate in geographic regions with consistent increases in demand for new homes and constrained lot and inventory supply compared to population and job growth trends. We intend to continue to reinvest our earnings into our business and focus on expanding our operations. In addition, as the opportunity to purchase finished lots in desired locations becomes increasingly more limited and competitive, we are committed to allocating additional liquidity to land bank deposits on land development projects, as this strategy mitigates the risks associated with holding undeveloped land on our balance sheet, while allowing us to control adequate lot supply in our key markets to support forecasted growth. As of September 30, 2026 and December 31, 2025, our lot deposits related to finished lot option contracts and land bank option contracts were $490 million and $545 million, respectively.

Our total liquidity was as follows as of the periods indicated (in thousands):

	As of September 30, 2026	As of December 31, 2025
Borrowing base(1)	$1,475,000	$1,475,000
Outstanding balance under Credit Agreement	(1,199,000)	(798,000)
Letters of credit outstanding(2)	(289)	(12,449)
Availability under Credit Agreement	275,711	664,551
Cash and cash equivalents(3)	245,645	234,766
Total liquidity	$521,356	$899,317
(1)As of September 30, 2026 and December 31, 2025, the borrowing base under the Credit Agreement is reduced by the principal amount of the Senior Notes of $600 million. As of September 30, 2026 and December 31, 2025, the borrowing base calculation included available cash and escrow receivables in excess of $25 million. Refer to Note 3, Debt to our condensed consolidated financial statements for additional information.
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
The Beazer acquisition will affect liquidity and borrowing availability under the Credit Agreement through the inclusion of eligible acquired assets in the borrowing base, subject to applicable advance rates and limitations, and a reduction in the borrowing base for the principal amount of the newly assumed senior unsecured notes as part of the transaction. Refer to Note 14, Subsequent Events for more information regarding these assumed notes.
Obligations under the Credit Agreement and Senior Notes are fully and unconditionally guaranteed on a joint and several basis by certain of the Company’s subsidiaries. As of September 30, 2026, we were in compliance with the covenants set forth for all of our debt obligations. Refer to Note 3, Debt to our condensed consolidated financial statements for more information on the Credit Agreement, Senior Notes and the mortgage warehouse facilities.
We continue to evaluate our overall capital structure and explore options to strengthen our balance sheet. We will remain opportunistic while assessing available capital in the debt and equity markets.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(304,332)	$(244,180)
Net cash used in investing activities	(32,057)	(201,919)
Net cash provided by financing activities	346,001	396,451
Net cash used in operating activities was $304 million for the nine months ended September 30, 2026, compared to $244 million of net cash used in operating activities for the nine months ended September 30, 2025. The change in net cash used in operating activities was mostly due to increased spend on inventories of $170 million, partly due to higher pre-acquisition land costs, as well as higher land and financing costs, and a reduction of $35 million in mortgage loans held for sale in the current period, compared to a reduction of $189 million in the prior year. These increases in net cash used in operating activities were partially offset by $144 million from reduced expenditures on lot deposits and an increase in accounts payable and accrued expenses of $15 million in the current period, compared to a reduction of $114 million in the prior year. The change in net cash used in operating activities is net of the effects of our acquisitions in 2025. Refer to Note 2, Acquisitions to our condensed consolidated financial statements for more information.
Net cash used in investing activities was $32 million for the nine months ended September 30, 2026, compared to $202 million of net cash used in investing activities for the nine months ended September 30, 2025, mostly attributable to business acquisition related payments during the nine months ended September 30, 2025, which did not recur during the current period.
Net cash provided by financing activities was $346 million for the nine months ended September 30, 2026, compared to $396 million of net cash provided by financing activities for the nine months ended September 30, 2025. The change in net cash provided by financing activities reflected a $303 million decrease in homebuilding related net borrowings due to the issuance of $300 million in Senior Notes for the nine months ended September 30, 2025 and none for the nine months ended September 30, 2026, mostly offset by a decrease in net repayments of $154 million for our mortgage warehouse facilities during the period compared to the prior year period, $66 million of net proceeds from the issuance and redemption of redeemable preferred stock in the current period, and $22 million of contingent consideration payments in the prior period related to an acquisition earnout arrangement that concluded in 2025 that did not repeat in the current period.
Redeemable Noncontrolling Interests
Based on the terms of the purchase agreement, at the time of an acquisition, we may issue a redeemable noncontrolling interest. A redeemable noncontrolling interest is reported within mezzanine equity on the Condensed Consolidated Balance Sheets at the greater of the initial carrying amount (its fair value on the acquisition date) adjusted for the noncontrolling interest’s share of net income (loss) less distributions or its redemption value. After achieving the minimum earnings threshold, the amount of net income that is attributable to the redeemable noncontrolling interest will be presented within net income attributable to noncontrolling interests on the Condensed Consolidated Statements of Operations. As of September 30, 2026, the redeemable noncontrolling interests totaled $30 million, of which no amount was redeemable within 12 months. Refer to Note 1, Nature of Business and Significant Accounting Policies to the consolidated financial statements within our Annual Report on Form 10-K for the year ended December 31, 2025, for more information.

Series A Preferred Stock
On September 14, 2026, the Company redeemed all 150,000 shares of its previously outstanding Series A preferred stock with an initial liquidation preference of $1,000 per share and a par value of $0.01 per share, pursuant to the redemption notice provided to the holders of the Series A preferred stock on August 14, 2026. The Company made an aggregate cash payment to the holders of the Series A preferred stock of $154 million, which included 101% of the liquidation preference of $1,000 per share and accumulated dividends of $3 million. Following the redemption, no Series A preferred stock remained outstanding.
Series B Preferred Stock
On September 14, 2026, the Company entered into Subscription Agreements (the “Subscription Agreements”) with certain institutional investors (the “Purchasers”). Pursuant to the Subscription Agreements, the Company sold to the Purchasers 225,000 shares of newly-created Series B preferred stock at a first closing, which occurred on September 14, 2026 (the “First Closing”) with an initial liquidation preference of $1,000 per share and a par value of $0.01 per share for an aggregate purchase price of $225 million. The Purchasers of the Series B preferred stock from the First Closing received an original issue discount equal to 2.5% of the purchase price. The Company used the proceeds from the First Closing of $217 million, net of the original issue discount and other fees incurred by the Company, to redeem the then outstanding Series A preferred stock and for general corporate and operational purposes, and in anticipation of funding a portion of the Beazer acquisition.
On October 20, 2026, in connection with the closing of the Beazer acquisition, the Company sold an additional 450,000 shares of Series B preferred stock (the “Additional Shares”) at a second closing for an aggregate purchase price of $450 million (the “Second Closing”). The proceeds received from the Second Closing were $435 million, net of the original issue discount of 2.5% and other fees incurred by the Company. The Company used the proceeds from the sale of the Additional Shares to fund a portion of the Beazer acquisition.
Refer to Note 12, Equity to the condensed consolidated financial statements for further details on the terms of the Series B preferred stock.
Contractual Obligations
The Company completed the redemption of its Series A preferred stock and issued new shares of Series B preferred stock, as mentioned above. Except for such transactions, there have been no other material changes to our contractual obligations as of September 30, 2026 that we previously described under the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2025.

Critical Accounting Policies
We believe that there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2026 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025.
We test goodwill for impairment annually as of October 1, or more frequently upon the occurrence of a triggering event. Our impairment assessment requires significant estimates and judgments, including projected revenues and margins, and discount rates, which are largely influenced by the current housing market environment. The current housing market environment is characterized by elevated mortgage interest rates, constrained affordability, weakened consumer confidence and heightened competitive conditions. We also consider the stock price of our Class A common stock and resulting market capitalization, including the magnitude, duration and underlying causes of declines, as well as share-price performance relative to peers, together with other relevant facts and circumstances, in evaluating potential goodwill impairment. When performing a quantitative goodwill impairment test, we also consider our market capitalization in evaluating the reasonableness of estimated reporting unit fair values. Given the current housing market conditions and the decline in our market capitalization, the estimated fair values of our reporting units could be more sensitive to changes in these assumptions than in prior periods and may indicate reductions in the estimated fair values of our reporting units. If housing market conditions were to deteriorate further or if our market capitalization decline persists or becomes more significant, we could be required to record a goodwill impairment charge in a future period, which could be material. Goodwill, if any, resulting from the Beazer acquisition will be recorded during the three months ended December 31, 2026, and, therefore, was not included in our goodwill balance as of September 30, 2026. There have been no changes to our goodwill impairment testing policies during the nine months ended September 30, 2026 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
As of September 30, 2026 and December 31, 2025, we had outstanding surety bonds of $348 million and $359 million, respectively, and outstanding letters of credit of $25 million and $27 million, respectively. We believe we will fulfill our obligations under the related arrangements and do not anticipate any material losses under these surety bonds and letters of credit.

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
•our ability to integrate and yield the expected synergies and benefits from companies that we have acquired into our operations, including but not limited to, the acquisition of Beazer; and
•results of legal or regulatory proceedings or claims.
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
We caution you that these forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause actual results to differ materially from what is expressed or implied in such forward-looking statements. These risks include, but are not limited to, the risks described under “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2025. Should one or more of such risks or uncertainties occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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
Under the Credit Agreement, the Company has the ability to draw “Term SOFR Rate Loans” or “Daily Simple SOFR Rate Loans.” Term SOFR Rate Loans bear interest based on Term SOFR rates for one or three-month interest periods and include a SOFR adjustment of 10 bps for each interest period. Daily Simple SOFR Rate Loans bear interest based on Daily Simple SOFR rates and include a SOFR adjustment of 10 bps. Interest under Term SOFR Rate Loans and Daily Simple SOFR Rate Loans also include an “applicable rate margin” determined based on the debt to capitalization ratio defined in the Credit Agreement, equivalent to credit spreads of 2.00% to 2.95%.
Interest on Base Rate as defined within the Credit Agreement or Daily Simple SOFR Rate advances borrowed under the Credit Agreement is payable in arrears on a monthly basis. Interest on Term SOFR rate advances borrowed under the Credit Agreement is payable in arrears at the end of the interest period applicable to such advance, or, if less than such interest period, three months after the beginning of such interest period. The Company pays the lenders a commitment fee on the amount of the unused commitments on a quarterly basis at a rate per annum that will vary from 0.20% to 0.30% depending on the net debt to capitalization ratio defined in the Credit Agreement.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2026. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2026 were effective in providing reasonable assurance that information required to be disclosed in the reports the Company files, furnishes, submits or otherwise provides to the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, in such a manner as to allow timely decisions regarding the required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There are numerous factors that affect our business and results of operations, many of which are difficult to predict or are beyond our control. Refer to the risk factors set forth below and in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2025, for descriptions of significant risks that have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Except as set forth below, there have been no material changes to risk factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2025.
We may not be able to successfully integrate Beazer’s operations or may experience challenges in realizing the expected benefits of such acquisition.
We paid a material amount to acquire Beazer and we may not be able to successfully integrate Beazer’s business into our operations and may not achieve the synergies we expected from the acquisition. The integration of Beazer will divert management’s time and resources from our core business and likely disrupt our operations. We may also be unsuccessful in realizing expected synergies and cost savings, resulting in lower than expected benefits to us from such transaction. We may become responsible for additional liabilities or obligations not foreseen. The acquisition also materially increased our level of indebtedness, as discussed below. All of the above risks could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
We have a significant amount of debt that may limit our future operations and adversely impact our financial condition.
Following the acquisition of Beazer, we have substantial debt and interest payment obligations that may restrict our future operations and impair our ability to meet our obligations. Our outstanding indebtedness could adversely affect our financial condition. Our outstanding indebtedness could also increase our vulnerability to adverse general economic and industry conditions; require us to dedicate a substantial portion of our cash flows from operating activities to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, potential acquisitions, lot deposits on future land acquisition and other general corporate purposes; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; place us at a competitive disadvantage compared to our competitors that have less debt; and limit our ability to borrow additional funds on terms that are satisfactory to us or at all.
Our ability to generate sufficient cash flows from operating activities to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control. If we do not generate sufficient cash flows from operating activities to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible or that any assets could be sold on acceptable terms or otherwise. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our business, financial condition and results of operations. In addition, any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

Certain rights of the holders of the Series B preferred stock could require us to redeem the Series B preferred stock for cash, cause the conversion of the Series B preferred stock into shares of our Class A common stock, or could prevent a change of control.
Subsequent to the sixth anniversary of its issuance (or earlier in the event of our non-compliance with a protective covenant), a holder can convert the Series B preferred stock into shares of Class A common stock at a conversion price that will be based on the average of the last reported sales price of the Company’s Class A common stock for the ninety trading days immediately preceding but not including the date of the conversion, less 20% of the aforementioned average (increasing to 25% in the event of non-compliance with a protective covenant) and subject to a floor conversion price of $4.19. Although we intend to call the shares of the Series B preferred stock for redemption prior to their conversion, in the event the shares of the Series B preferred stock are converted into shares of Class A common stock, such issuance will cause substantial dilution to the holders of our Class A common stock.
In addition, upon the occurrence of a Fundamental Change (as defined in the Certificate of Designations for the Series B preferred stock, which includes, among other events, a change of control, sale of substantially all assets, or Patrick Zalupski ceasing to beneficially own at least 50.0% of both the voting power and economic interest of the Company), each holder of Series B preferred stock will have the right to (i) convert all or any portion of such holder’s Series B preferred stock into Class A common stock at a conversion price equal to the volume-weighted average price of the Class A common stock for the 30 trading days beginning on, and including, September 14, 2026, and/or (ii) require the Company to redeem all or any portion of such holder’s Series B preferred stock for an amount in cash equal to the greater of the as-converted value and the liquidation preference, plus (a) accumulated and unpaid dividends and (b) if and only if the Fundamental Change Redemption Date (as defined in the Certificate of Designations for the Series B preferred stock) occurs on or prior to September 14, 2029, an amount equal to the regular dividends that would have accumulated on such share of Series B preferred stock from and after the date of the Fundamental Change and through September 14, 2029.
The redemption amount under the Fundamental Change provision of the Series B preferred stock could make it more expensive for a third party to acquire us.
In addition, in the event we are required to redeem the Series B preferred stock upon a Fundamental Change or otherwise, we may have to seek additional capital to fund such redemption, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible or that any assets could be sold on acceptable terms or otherwise that would be sufficient to fund such redemption. Any requirement to redeem the Series B preferred stock could have a material adverse impact on our results of operations, liquidity and financial position.

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
The following table provides information with respect to repurchases of shares of Class A common stock by the Company during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/2026 - 7/31/2026	303,103	$15.79	303,103	$12,276,815
8/1/2026 - 8/31/2026	83,000	14.18	83,000	11,099,784
9/1/2026 - 9/30/2026	—	—	—	11,099,784
Total	386,103	$15.44	386,103

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
Insider Adoption, Modification or Termination of Trading Arrangements
The following table describes the contracts, instructions or written plans for the sale or purchase of our securities adopted, terminated or modified by our directors and executive officers during the three months ended September 30, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Adoption, Termination or Modification	Date of Adoption, Termination or Modification	Scheduled Expiration Date of Plan	Number of Shares to be Sold under the Plan
Patrick O. Zalupski	Adoption	August 27, 2026	February 2, 2027	1,000,000
President, Chief Executive Officer and Co-Chairman of the Board of Directors

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 6, 2026, among Dream Finders Homes, Inc., Bulldogs Merger Sub, Inc. and Beazer Homes USA, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed August 7, 2026).
3.1	Certificate of Designations of Dream Finders Homes, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed September 15, 2026).
10.1	Form of Subscription Agreement by and between Dream Finders Homes, Inc. and the Purchasers listed thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 15, 2026).
10.2	Form of Investor Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed September 15, 2026).
10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed September 15, 2026).
10.4	Voting Agreement, by and between Dream Finders Homes, Inc. and Patrick Zalupski (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed September 15, 2026).
10.5	Dream Finders Homes, Inc. 2021 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 21, 2026).
10.6*	Eighth Amendment to Amended and Restated Credit Agreement, dated as of July 2, 2026, among Dream Finders Homes, Inc., Bank of America, N.A., as administrative agent, collateral agent, and issuing bank, and the lenders named therein as parties thereto (filed herewith).
10.7	Ninth Amendment to Amended and Restated Credit Agreement, dated as of September 22, 2026, among Dream Finders Homes, Inc., Bank of America, N.A., as administrative agent, collateral agent, and issuing bank, and the lenders named therein as parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 20, 2026).
31.1*	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Dream Finders Homes, Inc.

Date:	November 3, 2026	/s/ Patrick O. Zalupski
Patrick O. Zalupski President, Chief Executive Officer and Co-Chairman of the Board of Directors (Principal Executive Officer)

Date:	November 3, 2026	/s/ L. Anabel Ramsay
L. Anabel Ramsay Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)